Form 10-Q
period 2021-12-31
GOLUB CAPITAL DIRECT LENDING CORP
filed 2022-02-14
CIK 1868878

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01412

Golub Capital Direct Lending Corporation
(Exact name of registrant as specified in its charter)

Maryland	87-1489837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 25th Floor
New York, NY 10166
(Address of principal executive offices)

(212) 750-6060
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
.

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and

“emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of February 14, 2022, the Registrant had 3,514,131.333 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	December 31, 2021	September 30, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $72,192,164 and $23,059,426)	$72,713,311	$22,990,132
Cash	1,811,827	29,432,086
Foreign currencies (cost of $4,277 and $160,153)	5,631	158,327
Interest receivable	452,880	58,781
Deferred offering costs	319,462	350,272
Other assets	11,734	—
Total Assets	$75,314,845	$52,989,598
Liabilities
Debt	$27,861,238	$16,350,000
Interest payable	8,179	1,466
Distributions payable	600,698	—
Management and incentive fees payable	41,897	—
Accounts payable and accrued expenses	326,177	345,271
Accrued trustee fees	5,001	5,001
Total Liabilities	28,843,190	16,701,738
Commitments and Contingencies (Note 8)
Net Assets
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 3,098,110.333 and 2,424,742.000 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	3,098	2,425
Paid in capital in excess of par	46,468,557	36,368,705
Distributable earnings (losses)	—	(83,270)
Total Net Assets	46,471,655	36,287,860
Total Liabilities and Total Net Assets	$75,314,845	$52,989,598
Number of common shares outstanding	3,098,110.333	2,424,742.000
Net asset value per common share	$15.00	$14.97

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statement of Operations (unaudited)

Three months ended, December 31, 2021
Investment income
Interest income	$861,604
Fee income	16,938
Total investment income	878,542
Expenses
Interest expense	8,179
Base management fee	119,953
Incentive fee	128,933
Professional fees	140,872
Administrative service fee	5,795
General and administrative expenses	25,548
Total expenses	429,280
Base management fee waived (Note 4)	(119,953)
Incentive fee waived (Note 4)	(87,036)
Operating expenses reimbursement waived (Note 4)	(172,215)
Net expenses	50,076
Net investment income	828,466
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	(20,297)
Net realized gain (loss) on investment transactions	(20,297)
Net change in unrealized appreciation (depreciation) from:
Investments	590,441
Translation of assets and liabilities in foreign currencies	(65,430)
Net change in unrealized appreciation (depreciation) on investment transactions	525,011
Net gain on investment transactions	504,714
Net increase in net assets resulting from operations	$1,333,180
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.46
Basic and diluted weighted average common shares outstanding (Note 10)	2,900,491

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statement of Changes in Net Assets (unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	2,424,742.000	$2,425	$36,368,705	$(83,270)	$36,287,860
Issuance of common stock	673,368.333	673	10,099,852	—	10,100,525
Net increase in net assets resulting from operations:
Net investment income	—	—	—	828,466	828,466
Net realized gain (loss) on investment transactions	—	—	—	(20,297)	(20,297)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	525,011	525,011
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(649,212)	(649,212)
Distributions declared and payable	—	—	—	(600,698)	(600,698)
Total increase for the period ended December 31, 2021	673,368.333	673	10,099,852	83,270	10,183,795
Balance at December 31, 2021	3,098,110.333	$3,098	$46,468,557	$—	$46,471,655

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

Three months ended, December 31, 2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,333,180
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts and amortization of premiums	(37,883)
Net realized (gain) loss on foreign currency transactions	20,297
Net change in unrealized (appreciation) depreciation on investments	(590,441)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	65,430
Proceeds from (fundings of) revolving loans, net	(353,017)
Fundings of investments	(48,754,033)
Proceeds from principal payments of portfolio investments	23,186
PIK interest	(10,991)
Changes in operating assets and liabilities:
Interest receivable	(394,099)
Deferred offering costs	30,810
Other assets	(11,734)
Interest payable	6,713
Management and incentive fees payable	41,897
Accounts payable and accrued expenses	(19,094)
Net cash provided by (used in) operating activities	(48,649,779)
Cash flows from financing activities
Borrowings on debt	19,586,592
Repayments of debt	(8,140,784)
Proceeds from issuance of common shares	10,100,525
Distributions paid	(649,212)
Net cash provided by (used in) financing activities	20,897,121
Net change in cash and foreign currencies	(27,752,658)
Effect of foreign currency exchange rates	(20,297)
Cash and foreign currencies, beginning of period	29,590,413
Cash and foreign currencies, end of period	$1,817,458
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,466
Distributions declared during the period	$1,249,910
Supplemental disclosure of non-cash operating and financing activity:
Change in distributions payable	$600,698
The following table provides a reconciliation of cash and foreign currencies within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

As of December 31, 2021
Cash	$1,811,827
Foreign currencies (cost of $4,277)	5,631
Total cash and foreign currencies shown in the Consolidated Statement of Cash Flows	$1,817,458
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2021

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Auto Components
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)(d)	5.50%	08/2027	$279,099	$276,479	0.6%	$279,099
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	5.50%	08/2027	56,327	54,952	0.1	56,327
Covercraft Parent III, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(872)	—	—
						335,426	330,559	0.7	335,426
Automobiles
CG Group Holdings, LLC	One stop	L + 5.25%	(b)	6.25%	07/2027	1,806,600	1,789,903	3.9	1,806,600
CG Group Holdings, LLC	One stop	L + 5.25%	(a)(b)	6.25%	07/2026	336,000	332,182	0.7	336,000
Cobblestone Intermediate Holdco, LLC	One stop	L + 5.50%	(a)	6.25%	01/2026	550,895	545,526	1.2	545,386
Cobblestone Intermediate Holdco, LLC	One stop	L + 5.50%	(b)	6.25%	01/2026	68,439	64,247	0.2	64,137
Denali Midco 2, LLC	One stop	L + 5.50%	(b)	6.25%	12/2027	1,735,300	1,718,026	3.7	1,717,947
Denali Midco 2, LLC	One stop	L + 5.50%	(b)	6.25%	12/2027	65,400	62,145	0.1	62,130
Denali Midco 2, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(23,270)	(0.1)	(23,377)
POY Holdings, LLC	One stop	L + 5.50%	(b)	6.50%	11/2027	2,290,374	2,245,528	4.9	2,267,470
POY Holdings, LLC	One stop	L + 5.50%	(b)	6.50%	11/2027	53,750	49,540	0.1	51,600
POY Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(3,035)	—	(3,100)
						6,906,758	6,780,792	14.7	6,824,793
Building Products
BECO Holding Company, Inc.	One stop	L + 5.50%	(b)	6.25%	11/2028	3,782,900	3,745,959	8.0	3,745,071
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(4,863)	—	(5,000)
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(9,471)	—	(9,699)
						3,782,900	3,731,625	8.0	3,730,372
Chemicals
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(e)	6.25%	10/2028	2,106,520	2,070,448	4.4	2,068,579
PHM NL SP Bidco B.V.(7)(11)	One stop	L + 6.25%	(c)	6.75%	10/2028	790,419	777,088	1.7	790,419
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	SN + 6.25%	(h)	6.44%	10/2028	456,007	456,007	1.0	466,968
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(f)	6.25%	10/2028	216,978	213,276	0.5	218,647
						3,569,924	3,516,819	7.6	3,544,613
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services and Supplies
Amarok LLC	One stop	L + 5.75%	(b)	6.50%	12/2028	$1,803,000	$1,785,125	3.8%	$1,784,970
Amarok LLC	One stop	L + 5.75%	(b)	6.50%	12/2027	98,100	94,863	0.2	94,830
Amarok LLC(5)	One stop	L + 5.75%		N/A(6)	12/2028	—	(10,862)	—	(10,956)
CI (Quercus) Intermediate Holdings, LLC	One stop	L + 5.50%	(b)	6.25%	10/2028	849,200	836,866	1.8	842,831
CI (Quercus) Intermediate Holdings, LLC	One stop	L + 5.50%	(b)	6.25%	10/2028	40,440	38,668	0.1	38,924
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(2,905)	—	(1,500)
FFPLS Holdings, LLC	One stop	L + 5.75%	(b)(c)	6.50%	10/2027	2,454,979	2,428,036	5.2	2,430,429
FFPLS Holdings, LLC	One stop	L + 5.75%	(b)	6.50%	10/2027	55,500	54,045	0.1	54,000
FFPLS Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	10/2027	—	(3,134)	—	(3,231)
OVG Business Services, LLC	One stop	L + 6.25%	(b)	7.25%	11/2028	102,500	100,223	0.2	101,475
OVG Business Services, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2026	—	(366)	—	(546)
Profile Products LLC	One stop	L + 5.50%	(b)	6.25%	11/2027	281,490	275,988	0.6	275,860
Profile Products LLC(7)	One stop	L + 5.50%	(b)	6.25%	11/2027	72,979	71,553	0.2	71,519
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(897)	—	(918)
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(764)	—	(782)
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(643)	—	(658)
						5,758,188	5,665,796	12.2	5,676,247
Containers and Packaging
Berry Intermediate, LLC	One stop	L + 5.50%	(b)	6.25%	10/2028	1,129,403	1,121,688	2.4	1,118,109
Berry Intermediate, LLC	One stop	L + 5.50%	(a)	6.25%	10/2028	185,592	171,565	0.3	171,205
Berry Intermediate, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3,412)	—	(3,500)
Berry Intermediate, LLC(5)	One stop	L + 5.50%	(b)	N/A(6)	10/2028	—	—	—	(14,819)
Fortis Solutions Group LLC	One stop	L + 5.50%	(b)	6.25%	10/2028	1,403,509	1,376,295	3.0	1,389,474
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(5,852)	—	(3,026)
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(5,560)	—	(5,735)
						2,718,504	2,654,724	5.7	2,651,708
Distributors
WSC Holdings Midco LLC	Senior loan	L + 4.50%	(b)	5.50%	07/2027	171,328	169,736	0.4	171,328
WSC Holdings Midco LLC(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(505)	—	—
WSC Holdings Midco LLC(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(960)	—	—
						171,328	168,271	0.4	171,328
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	5.50%	07/2027	$146,000	$143,835	0.3%	$143,810
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	5.50%	07/2027	98,836	97,923	0.2	97,353
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	5.50%	07/2027	96,301	94,934	0.2	94,856
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)(d)	5.50%	07/2027	63,270	62,498	0.2	62,321
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	5.50%	07/2027	44,603	44,018	0.1	43,934
COP Hometown Acquisitions, Inc.	Senior loan	P + 3.50%	(d)	6.75%	07/2027	6,800	6,431	—	6,200
EMS LINQ, LLC	One stop	L + 6.25%	(b)	7.25%	12/2027	523,200	517,992	1.1	517,968
EMS LINQ, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(813)	—	(817)
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)	7.00%	03/2027	906,920	891,289	2.0	897,851
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)	7.00%	03/2027	220,057	196,868	0.4	206,603
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)(d)	7.18%	03/2027	20,818	19,972	—	20,327
FSS Buyer LLC	One stop	L + 5.75%	(b)	6.50%	08/2028	313,415	307,448	0.7	313,415
FSS Buyer LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(755)	—	—
Mathnasium, LLC	One stop	L + 5.00%	(b)	5.75%	11/2027	524,546	519,413	1.1	519,301
Mathnasium, LLC	One stop	L + 5.00%	(b)	5.75%	11/2027	12,857	11,914	—	11,893
						2,977,623	2,912,967	6.3	2,935,015
Diversified Financial Services
Banker's Toolbox, Inc.	One stop	L + 5.50%	(b)	6.25%	07/2027	463,841	457,570	1.0	463,841
Banker's Toolbox, Inc.	One stop	L + 5.50%		N/A(6)	07/2027	—	—	—	—
Banker's Toolbox, Inc.	One stop	L + 5.50%		N/A(6)	07/2027	—	—	—	—
Flash Topco, Inc.	One stop	L + 5.75%	(b)	6.50%	10/2028	955,500	946,195	2.0	945,945
Flash Topco, Inc. (5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(1,032)	—	(1,060)
						1,419,341	1,402,733	3.0	1,408,726
Food and Staples Retailing
Wineshipping.com LLC	One stop	L + 5.75%	(b)	6.75%	10/2027	385,768	382,023	0.9	381,910
Wineshipping.com LLC	One stop	L + 5.75%	(a)(b)	6.75%	10/2027	23,333	22,524	—	22,500
Wineshipping.com LLC(5)	One stop	L + 5.75%		N/A(6)	10/2027	—	(535)	—	(551)
						409,101	404,012	0.9	403,859
Food Products
Louisiana Fish Fry Products, Ltd.	One stop	L + 5.75%	(b)	6.75%	07/2027	565,682	560,426	1.2	565,682
Louisiana Fish Fry Products, Ltd.	One stop	L + 5.75%	(a)(b)	6.75%	07/2027	50,750	49,403	0.1	50,750
Ultimate Baked Goods Midco LLC	One stop	L + 6.25%	(a)	7.25%	08/2027	380,788	377,225	0.8	380,788
Ultimate Baked Goods Midco LLC	One stop	L + 6.25%	(a)(b)	7.25%	08/2027	35,473	32,743	0.1	35,473
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	6.00%	07/2027	873,810	865,694	1.9	873,810
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	6.00%	07/2027	50,000	48,607	0.1	50,000
						1,956,503	1,934,098	4.2	1,956,503
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers and Services
AAH TOPCO, LLC	One stop	L + 5.50%	(b)	6.25%	12/2027	$343,400	$339,981	0.7%	$339,966
AAH TOPCO, LLC	Subordinated debt	N/A		11.50%	12/2031	156,963	153,832	0.3	154,609
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(407)	—	(409)
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(10,452)	—	(10,500)
Datix Bidco Limited(7)(8)(9)	Senior loan	L + 4.50%	(g)	4.96%	04/2025	3,445,251	3,381,739	7.3	3,413,491
Datix Bidco Limited(7)(8)(9)	Second lien	L + 7.75%	(g)	8.21%	04/2026	1,222,575	1,199,622	2.6	1,211,304
ERC Topco Holdings, LLC	One stop	L + 5.50%	(b)	6.25%	11/2028	2,021,900	2,002,356	4.4	2,021,900
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1,464)	—	—
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(6,698)	—	—
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%	(b)	5.75%	12/2026	47,938	47,469	0.1	47,458
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%	(a)(b)	5.75%	12/2026	30,147	27,198	0.1	27,132
Heartland Veterinary Partners LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2026	—	(141)	—	(144)
Suveto Buyer, LLC	One stop	L + 4.25%	(b)	5.00%	09/2027	728,292	713,872	1.5	728,292
Suveto Buyer, LLC	One stop	L + 4.25%	(b)(d)	5.00%	09/2027	82,574	80,854	0.2	82,574
						8,079,040	7,927,761	17.2	8,015,673
Hotels, Restaurants and Leisure
Harri US LLC	One stop	L + 10.00%	(b)	7.00% cash/4.00% PIK	08/2026	44,802	38,180	0.1	45,214
Harri US LLC(5)	One stop	L + 6.00%		N/A(6)	08/2026	—	(92)	—	185
Harri US LLC(5)	One stop	L + 6.00%		N/A(6)	08/2026	—	(379)	—	764
						44,802	37,709	0.1	46,163
Industrial Conglomerates
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(13,442)	—	(13,729)
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(637)	—	(654)
						—	(14,079)	—	(14,383)
Insurance
Alera Group, Inc.	One stop	L + 5.50%	(a)	6.25%	10/2028	1,448,134	1,434,179	3.1	1,440,893
Alera Group, Inc.	One stop	L + 5.50%	(a)	6.25%	10/2028	397,895	391,958	0.8	395,835
Alera Group, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(2,313)	—	(2,328)
AMBA Buyer, Inc.	One stop	L + 5.75%	(b)	6.50%	07/2027	184,932	183,213	0.4	184,932
AMBA Buyer, Inc. (5)	One stop	L + 5.75%		N/A(6)	07/2027	—	(201)	—	—
AMBA Buyer, Inc. (5)	One stop	L + 5.75%		N/A(6)	07/2027	—	(255)	—	—
Keystone Agency Partners LLC	Senior loan	L + 4.75%	(b)	5.75%	05/2027	92,908	91,518	0.2	91,515
Keystone Agency Partners LLC(5)	Senior loan	L + 5.50%		N/A(6)	05/2027	—	(5,090)	—	(5,101)
Long Term Care Group, Inc.	One stop	L + 6.00%	(a)	6.75%	09/2027	170,353	167,125	0.4	170,353
Pareto Health Intermediate Holdings, Inc.	One stop	L + 5.25%	(b)	6.25%	08/2025	418,000	414,255	0.9	418,000
Patriot Growth Insurance Services, LLC	One stop	L + 5.50%	(b)	6.25%	10/2028	454,628	450,222	1.0	450,082
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(640)	—	(660)
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1,695)	—	(1,749)
						3,166,850	3,122,276	6.8	3,141,772
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
CivicPlus, LLC	One stop	L + 6.25%	(b)	7.00%	08/2027	$349,800	$346,510	0.8%	$349,800
CivicPlus, LLC(5)	One stop	L + 6.25%		N/A(6)	08/2027	—	(452)	—	—
CivicPlus, LLC(5)	One stop	L + 6.25%		N/A(6)	08/2027	—	(1,542)	—	—
Cordeagle US Finco, Inc.	One stop	L + 6.75%	(b)	7.75%	07/2027	192,180	188,608	0.4	192,180
Cordeagle US Finco, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(867)	—	—
						541,980	532,257	1.2	541,980
Life Sciences Tools & Services
PAS Parent Inc.	One stop	L + 5.50%	(b)	6.25%	12/2028	1,834,457	1,816,127	3.9	1,816,112
PAS Parent Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(6,105)	—	(2,523)
PAS Parent Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(9,644)	—	(9,652)
Unchained Labs, LLC	Senior loan	L + 5.50%	(a)	6.50%	08/2027	48,805	47,894	0.1	48,805
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(542)	—	—
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(1,145)	—	—
						1,883,262	1,846,585	4.0	1,852,742
Paper and Forest Products
Messenger, LLC	One stop	L + 5.75%	(b)	6.75%	12/2027	482,000	477,189	1.0	477,180
Messenger, LLC	One stop	P + 4.75%	(b)(d)	7.71%	12/2027	21,233	20,842	0.1	20,841
Messenger, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2027	—	(2,734)	—	(2,739)
						503,233	495,297	1.1	495,282
Pharmaceuticals
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(b)	6.00%	10/2028	606,600	594,904	1.3	606,600
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(b)	6.00%	10/2027	9,000	7,276	—	9,000
Cobalt Buyer Sub, Inc.(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(1,949)	—	—
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.75%	(h)	4.94%	08/2028	1,548,731	1,526,672	3.3	1,523,445
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.75%		N/A(6)	02/2028	—	(985)	—	(249)
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.75%		N/A(6)	08/2028	—	(4,178)	—	93
						2,164,331	2,121,740	4.6	2,138,889
Professional Services
IG Investments Holdings, LLC	One stop	L + 6.00%	(b)	6.75%	09/2028	372,979	365,814	0.8	372,979
IG Investments Holdings, LLC	One stop	L + 6.00%	(a)	6.75%	09/2027	21,315	20,502	0.1	21,315
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	6.00%	11/2028	3,237,255	3,213,526	6.9	3,212,976
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	6.00%	11/2028	13,333	12,112	—	12,083
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(7,301)	—	(7,471)
ProcessMAP Corporation	One stop	L + 6.00%	(b)	6.75%	12/2027	209,300	207,210	0.4	207,207
ProcessMAP Corporation(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	(327)	—	(327)
Procure Acquireco, Inc.	One stop	L + 5.50%	(b)	6.25%	12/2028	969,155	959,509	2.1	959,463
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(589)	—	(592)
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(5,481)	—	(5,507)
						4,823,337	4,764,975	10.3	4,772,126
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Auvik Networks Inc.(7)(10)	One stop	L + 5.50%	(b)	6.50%	07/2027	$395,531	$391,880	0.8%	$395,531
Auvik Networks Inc.(5)(7)(10)	One stop	L + 5.50%		N/A(6)	07/2027	—	(697)	—	—
Bayshore Intermediate #2, L.P.	One stop	L + 7.75%	(b)	8.50%	10/2028	3,333,333	3,261,031	7.2	3,347,267
Bayshore Intermediate #2, L.P.(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(3,593)	—	(7,413)
Cybergrants Holdings, LLC	One stop	L + 6.50%	(b)	7.25%	09/2027	3,156,700	3,111,835	6.7	3,125,133
Cybergrants Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(2,843)	—	(2,000)
Cybergrants Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(2,298)	—	(2,426)
Daxko Acquisition Corporation	One stop	L + 5.50%	(b)	6.25%	10/2028	1,573,500	1,558,245	3.3	1,557,765
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(1,729)	—	(1,793)
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1,884)	—	(1,943)
Gainsight, Inc.	One stop	L + 6.75%	(b)	7.50%	07/2027	419,607	412,910	0.9	412,264
Gainsight, Inc.(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(1,851)	—	(1,992)
Ministry Brands Holdings LLC	One stop	L + 5.50%	(b)	6.25%	12/2028	1,205,100	1,193,058	2.6	1,193,049
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1,176)	—	(1,177)
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(10,947)	—	(10,956)
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(c)	6.75%	09/2028	239,100	236,802	0.5	239,100
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(865)	—	—
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(460)	—	—
QAD, Inc.	One stop	L + 6.00%	(b)	6.75%	11/2027	3,935,714	3,897,381	8.4	3,896,357
QAD, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(4,522)	—	(4,643)
Riskonnect Parent, LLC	One stop	L + 5.50%	(b)	6.25%	12/2028	2,743,690	2,716,522	5.8	2,716,254
Riskonnect Parent, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(2,423)	—	(2,447)
Riskonnect Parent, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(13,978)	—	(14,116)
Tahoe Bidco B.V.	One stop	L + 6.00%	(b)	6.75%	09/2028	683,100	676,515	1.5	683,100
Tahoe Bidco B.V. (5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(719)	—	—
Vendavo, Inc.	One stop	L + 5.75%	(b)	6.75%	09/2027	1,119,395	1,110,105	2.4	1,119,395
Vendavo, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2027	—	(1,245)	—	—
						18,804,770	18,515,054	40.1	18,634,309
Water Utilities
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(b)	5.50%	11/2026	19,148	17,118	—	19,148
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(b)	5.50%	11/2026	11,855	11,744	—	11,855
Vessco Midco Holdings, LLC	Senior loan	P + 3.50%	(d)	6.75%	10/2026	646	510	—	646
						31,649	29,372	—	31,649

Total debt investments						$70,048,850	$68,881,343	149.1%	$69,294,792

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(12)(13)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	—	$51,000	0.1%	$51,593
POY Holdings, LLC	LLC units	N/A	N/A	N/A	41	40,600	0.1	40,600
						91,600	0.2	92,193
Building Products
BECO Holding Company, Inc.	Preferred stock	N/A	N/A	N/A	15	1,455,000	3.3	1,528,490
BECO Holding Company, Inc.	LP Interest	N/A	N/A	N/A	1	103,000	0.2	103,000
						1,558,000	3.5	1,631,490
Commercial Services and Supplies
Amarok LLC	Common Stock	N/A	N/A	N/A	376	376,100	0.8	376,100
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A	N/A	36	36,042	0.1	37,866
						412,142	0.9	413,966
Diversified Consumer Services
EMS LINQ, LLC	LP Interest	N/A	N/A	N/A	33	32,700	0.1	32,700

Food Products
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	—	34,302	0.1	30,446

Healthcare Providers and Services
Suveto Buyer, LLC	Common Stock	N/A	N/A	N/A	—	35,406	0.1	37,750

Hotels, Restaurants and Leisure
Harri US LLC	Preferred stock	N/A	N/A	N/A	5	30,026	0.1	30,026
Harri US LLC	Warrant	N/A	N/A	N/A	1	6,968	—	7,570
						36,994	0.1	37,596
IT Services
Kentik Technologies, Inc.	Preferred stock	N/A	N/A	N/A	11	63,399	0.1	66,811

Life Sciences Tools & Services
PAS Parent Inc.	LP Interest	N/A	N/A	N/A	1	82,433	0.2	82,400

Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A	N/A	—	25,289	0.1	25,289

Pharmaceuticals
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	478,183	1.1	506,221
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	10,472	—	10,472
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A	N/A	—	106	—	106
						488,761	1.1	516,799
Professional Services
Procure Acquireco, Inc.	LP Interest	N/A	N/A	N/A	—	42,290	0.1	42,290
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Auvik Networks Inc.(7)(10)	Preferred stock	N/A	N/A	N/A	2	$16,590	—%	$17,874
Bayshore Intermediate #2, L.P.	Common Stock	N/A	N/A	N/A	243	242,867	0.5	242,867
Ministry Brands Holdings LLC	LP Interest	N/A	N/A	N/A	46	46,355	0.1	46,355
QAD, Inc.	Preferred stock	N/A	N/A	N/A	—	54,909	0.1	54,909
QAD, Inc.	Common Stock	N/A	N/A	N/A	4	—	—	—
Riskonnect Parent, LLC	LP Interest	N/A	N/A	N/A	47	46,784	0.1	46,784
						407,505	0.8	408,789

Total equity investments						$3,310,821	7.4%	$3,418,519

Total investments					$70,048,850	$72,192,164	156.5%	$72,713,311

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), or Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2021. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2021, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2021, as the loan may have priced or repriced based on an index rate prior to December 31, 2021.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.10% as of December 31, 2021.
(b) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.21% as of December 31, 2021.
(c) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.34% as of December 31, 2021.
(d) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of December 31, 2021.
(e) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.58% as of December 31, 2021.
(f) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was -0.56% as of December 31, 2021.
(g) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.47% as of December 31, 2021.
(h) Denotes that all or a portion of the loan was indexed to SONIA, which was 0.19% as of December 31, 2021.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2021.
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
(6)The entire commitment was unfunded as of December 31, 2021. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, total non-qualifying assets at fair value represented 13.7% of the Company’s total assets calculated in accordance with the 1940 Act.
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

See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021

(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to LIBOR denominated in U.S. dollars or GBP, EURIBOR, Prime, or SONIA which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2021. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2021, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2021, as the loan may have priced or repriced based on an index rate prior to September 30, 2021.
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
(g) Denotes that all or a portion of the loan was indexed to SONIA, which was 0.05% as of September 30, 2021.
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
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, total non-qualifying assets at fair value represented 17.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
Notes to Consolidated Financial Statements (unaudited)

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the period ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

Use of estimates: The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2021, interest income included $37,883 of discount accretion. For the three months ended December 31, 2021, the Company received loan origination fees of $811,810.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2021, the Company capitalized PIK interest of $10,991 into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2021, fee income included no prepayment premiums.

For the three months ended December 31, 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amount of $445,264.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2021 and September 30, 2021, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2021, no U.S. federal excise tax was incurred.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2021.

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

Note 3.    Stockholders’ Equity

GDLC is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.001 per share and 200,000,000 shares of common stock at a par value of $0.001 per share. Since the commencement of operations on July 1, 2021, GDLC has entered into Subscription Agreements with several investors, including with affiliates of the Investment Adviser, providing for the private placement of GDLC’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase GDLC’s common stock at a price per share equal to the most recent NAV per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act) up to the amount of their respective capital subscriptions on an as-needed basis as determined by GDLC with a minimum of 10 calendar days prior notice.

As of December 31, 2021 and September 30, 2021, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2021		As of September 30, 2021
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$202,010,500	$46,471,655	$202,010,500	$36,371,130

As of December 31, 2021 and September 30, 2021, the ratio of total contributed capital to total capital subscriptions was 23.0% and 18.0%, respectively, and the Company had uncalled capital commitments of $155,538,845 and $165,639,370, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table summarizes the shares of GDLC common stock issued for the three months ended December 31, 2021:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares issued for the three months ended December 31, 2021
Issuance of shares	10/28/21	673,368.333	15.00	$10,100,525
Shares issued for capital drawdowns		673,368.333		$10,100,525

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

For the three months ended December 31, 2021, the base management fees incurred by the Company were $119,953, and the base management fees irrevocably waived by the Investment Adviser were $119,953.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

For the three months ended December 31, 2021, the Income Incentive Fee incurred was $87,036. The Investment Adviser voluntarily agreed to irrevocably waive any Income Incentive Fees incurred by the Company for the three months ended December 31, 2021. For the three months ended December 31, 2021, the Company incurred no Income Incentive Fees, net of waiver.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 10.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ended December 31, 2021, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

cumulative positive basis, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from the date of the Company's election to be regulated as a business development company.

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

For the three months ended December 31, 2021, the accrual for the capital gain incentive fee under GAAP was $41,897.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of December 31, 2021 and September 30, 2021.

As of December 31, 2021, there was $41,897 accrued of capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2021, there was no accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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
Notes to Consolidated Financial Statements (unaudited)

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

Administration Agreement: Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping, and record-keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company's day-to-day operations. The Company reimburses the Administrator for the allocable portion (subject to the review and approval of the Board) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies. As of December 31, 2021 and September 30, 2021, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement, as a result of the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and incurred $185,272 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of December 31, 2021, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $370,911.

The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement and trustee fees, for the three months ended December 31, 2021 (the “Operating Expenses Reimbursement Waiver”). During the three months ended December 31, 2021, the Administrator and Investment Adviser waived the reimbursement of $172,215 in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the three months ended December 31, 2021. As of December 31, 2021 and September 30, 2021, accounts payable and accrued expenses included $192,378 and $211,571, respectively, for reimbursable expenses, net of the Operating Expenses Reimbursement Waiver, that were paid by the Administrator on behalf of the Company.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement. As of December 31, 2021, GGP Holdings LP has an aggregate commitment of $102,010,500. As of December 31, 2021, the Company has issued 1,564,777.000 shares of its common stock to GGP Holdings LP in exchange for aggregate capital contributions totaling $23,471,655.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2021, permits the Company to borrow a maximum of $70,000,000 and expires on July 1, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of December 31, 2021 and September 30, 2021 consisted of the following:

	As of December 31, 2021			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$6,207,993	$6,088,250	$6,133,322	$5,754,196	$5,642,935	$5,568,237
One stop	62,461,319	61,439,639	61,795,557	16,303,977	16,045,949	16,067,587
Second lien	1,222,575	1,199,622	1,211,304	1,222,575	1,198,283	1,182,051
Subordinated debt	156,963	153,832	154,609	—	—	—
Equity	N/A	3,310,821	3,418,519	N/A	172,259	172,257
Total	$70,048,850	$72,192,164	$72,713,311	$23,280,748	$23,059,426	$22,990,132

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2021		As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$10,164,004	14.1%	$646,413	2.8%
Midwest	9,167,350	12.7	3,394,404	14.7
Northeast	5,678,959	7.9	3,339,818	14.5
Southeast	17,279,810	23.9	534,171	2.3
Southwest	5,261,462	7.3	2,000,980	8.7
West	14,613,117	20.2	3,795,164	16.5
Canada	407,773	0.6	404,847	1.8
United Kingdom	6,102,870	8.4	6,096,705	26.4
Netherlands	3,516,819	4.9	2,846,924	12.3
Total	$72,192,164	100.0%	$23,059,426	100.0%
Fair Value:
United States
Mid-Atlantic	$10,333,241	14.2%	$647,553	2.8%
Midwest	9,199,656	12.7	3,393,916	14.8
Northeast	5,706,479	7.8	3,356,038	14.6
Southeast	17,393,848	23.9	534,046	2.3
Southwest	5,294,390	7.3	2,006,629	8.7
West	14,679,595	20.2	3,793,908	16.5
Canada	413,405	0.6	404,712	1.8
United Kingdom	6,148,084	8.4	6,006,425	26.1
Netherlands	3,544,613	4.9	2,846,905	12.4
Total	$72,713,311	100.0%	$22,990,132	100.0%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2021 and September 30, 2021 were as follows:

	As of December 31, 2021			As of September 30, 2021
Amortized Cost:
Auto Components	$330,559	0.5%		$274,456	1.2%
Automobiles	6,872,392	9.5		2,004,114	8.7
Building Products	5,289,625	7.4		—	—
Chemicals	3,516,819	4.9		2,846,924	12.4
Commercial Services and Supplies	6,077,938	8.4		—	—
Containers and Packaging	2,654,724	3.7		—	—
Distributors	168,271	0.2		168,558	0.7
Diversified Consumer Services	2,945,667	4.1		550,281	2.4
Diversified Financial Services	1,402,733	1.9		458,449	2.0
Food and Staples Retailing	404,012	0.6		—	—
Food Products	1,968,400	2.7		1,891,969	8.2
Healthcare Providers and Services	7,963,167	11.0		4,803,950	20.8
Hotels, Restaurants and Leisure	74,703	0.1		43,835	0.2
Industrial Conglomerates (1)	(14,079)	0.0	*	—	—
Insurance	3,122,276	4.3		2,200,286	9.5
IT Services	595,656	0.8		595,220	2.6
Life Sciences Tools & Services	1,929,018	2.7		46,209	0.2
Paper and Forest Products	520,586	0.7		—	—
Pharmaceuticals	2,610,501	3.6		1,521,500	6.6
Professional Services	4,807,265	6.7		365,613	1.6
Software	18,922,559	26.2		5,258,707	22.8
Water Utilities	29,372	0.0	*	29,355	0.1
Total	$72,192,164	100.0%		$23,059,426	100.0%
(1) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	As of December 31, 2021			As of September 30, 2021
Fair Value:
Auto Components	$335,426	0.5%		$274,364	1.2%
Automobiles	6,916,986	9.5		2,003,334	8.7
Building Products	5,361,862	7.4		—	—
Chemicals	3,544,613	4.9		2,846,905	12.4
Commercial Services and Supplies	6,090,213	8.4		—	—
Containers and Packaging	2,651,708	3.6		—	—
Distributors	171,328	0.2		168,463	0.7
Diversified Consumer Services	2,967,715	4.1		549,825	2.4
Diversified Financial Services	1,408,726	1.9		465,004	2.0
Food and Staples Retailing	403,859	0.6		—	—
Food Products	1,986,949	2.7		1,893,553	8.3
Healthcare Providers and Services	8,053,423	11.1		4,741,680	20.6
Hotels, Restaurants and Leisure	83,759	0.1		45,291	0.2
Industrial Conglomerates (1)	(14,383)	0.0	*	—	—
Insurance	3,141,772	4.3		2,197,937	9.6
IT Services	608,791	0.8		594,985	2.6
Life Sciences Tools & Services	1,935,142	2.7		46,142	0.2
Paper and Forest Products	520,571	0.7		—	—
Pharmaceuticals	2,655,688	3.7		1,493,319	6.5
Professional Services	4,814,416	6.6		365,583	1.6
Software	19,043,098	26.2		5,274,419	22.9
Water Utilities	31,649	0.0	*	29,328	0.1
Total	$72,713,311	100.0%		$22,990,132	100.0%
(1)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
* Represents an amount less than 0.1%

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three months ended December 31, 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the three months ended September 30, 2021 were not subject to review by an independent valuation firm. All investments as of December 31, 2021 and September 30, 2021 were valued using Level 3 inputs of the fair value hierarchy.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2021 and September 30, 2021:

As of December 31, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$69,294,792	$69,294,792
Equity investments(1)	—	—	3,418,519	3,418,519
Total assets, at fair value:	$—	$—	$72,713,311	$72,713,311

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$22,817,875	$22,817,875
Equity investments(1)	—	—	172,257	$172,257
Total assets, at fair value:	$—	$—	$22,990,132	$22,990,132

(1)Refer to the Consolidated Schedule of Investments for further details.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2021, reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statement of Operations attributable to the Company's Level 3 assets held as of December 31, 2021 was $590,441.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2021:

	Three months ended December 31, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,817,875	$172,257	$22,990,132
Net change in unrealized appreciation (depreciation) on investments	482,741	107,700	590,441
Funding of (proceeds from) revolving loans, net	353,017	—	353,017
Fundings of investments	45,615,471	3,138,562	48,754,033
PIK interest	10,991	—	10,991
Proceeds from principal payments of portfolio investments	(23,186)	—	(23,186)
Accretion of discounts and amortization of premiums	37,883	—	37,883
Fair value, end of period	$69,294,792	$3,418,519	$72,713,311

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021 and September 30, 2021:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$6,133,322	Market rate approach	Market interest rate	2.5% - 7.3% (4.6%)
		Market comparable companies	EBITDA multiples	10.0x - 24.0x (21.4x)
One stop loans(2)	$61,694,628	Market rate approach	Market interest rate	5.0% - 15.8% (7.3%)
		Market comparable companies	EBITDA multiples	10.0x - 36.8x (17.5x)
		Market comparable companies	Revenue multiples	6.0x - 20.0x (11.3x)
	100,929	Market comparable companies	Broker/ Dealer bids or quotes	N/A
Second lien loans	$1,365,913	Market rate approach	Market interest rate	8.2% - 11.8% (8.6%)
		Market comparable companies	EBITDA multiples	23.6x - 24.3x (23.7x)
Equity(3)	$3,418,519	Market comparable companies	EBITDA multiples	10.0x - 27.1x (16.2x)
			Revenue multiples	11.0x - 20.0x (14.5x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $52,193,890 and $9,500,738 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $3,020,671 and $397,848 of equity investments using EBITDA and revenue multiples, respectively.

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

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.
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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2021 and September 30, 2021:

	As of December 31, 2021		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$27,861,238	$27,861,238	$16,350,000	$16,350,000

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2021, the Company’s asset coverage for borrowed amounts was 266.8%.

Adviser Revolver: On July 1, 2021, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000,000 and expiration date of July 1, 2024. On November 15, 2021, the Company and the Investment Adviser amended the Adviser Revolver to, among other things, increase the borrowing capacity under the Adviser Revolver to $70,000,000 and permit the Company to borrow under the Adviser Revolver in certain foreign currencies.

The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR on the Adviser Revolver as of December 31, 2021 was 0.2%. As of December 31, 2021 and September 30, 2021, the Company had outstanding debt of $27,861,238 and $16,350,000, respectively, under the Adviser Revolver.

For the three months ended December 31, 2021, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

Three months ended December 31, 2021
Stated interest expense	$8,179
Cash paid for interest expense	1,466
Annualized average stated interest rate	0.2%
Average outstanding balance	$18,003,685

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

A summary of the Company’s maturity requirements for borrowings as of December 31, 2021 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$27,861,238	$—	$27,861,238	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2021, the Company had outstanding commitments to fund investments totaling $30,454,730, including $6,422,552 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $6,196,567, including $2,015,644 on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2021 and September 30, 2021, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Three months ended December 31, 2021
Net asset value at beginning of period	$14.97
Distributions declared:(2)
From net investment income	(0.44)
Net investment income	0.29
Net realized gain (loss) on foreign currency transactions	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.19
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	3.17%
Number of common shares outstanding	3,098,110.333

Listed below are supplemental data and ratios to the financial highlights:	Three months ended December 31, 2021
Ratio of net investment income to average net assets*	7.59%
Ratio of total expenses to average net assets*	3.05%
Ratio of management fee waiver to average net assets*	(1.10)%
Ratio of incentive fee waiver to average net assets	(0.20)%
Ratio of operating expense waiver to average net assets	(0.40)%
Ratio of net expenses to average net assets*	1.35%
Ratio of incentive fees to average net assets	0.30%
Ratio of total expenses (without incentive fees) to average net assets*	2.75%
Total return based on average net asset value(5)*	12.21%
Net assets at end of period	$46,471,655
Average debt outstanding	$18,003,685
Average debt outstanding per share	$5.81
Portfolio Turnover *	0.19%
Asset coverage ratio(6)	266.75%
Asset coverage ratio per unit(7)	$2,667
Average market value per unit (8):
Adviser Revolver	N/A

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2021:

Three months ended December 31, 2021
Earnings available to stockholders	$1,333,180
Basic and diluted weighted average shares outstanding	2,900,491
Basic and diluted earnings per share	$0.46

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2021:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the three months ended December 31, 2021
10/05/2021	10/05/2021	11/22/2021	2,424,742.000	$—	(1)	$—
10/05/2021	10/18/2021	11/22/2021	2,424,742.000	0.1530		371,044
11/19/2021	11/29/2021	12/27/2021	3,098,110.333	0.0898		278,168
11/19/2021	12/20/2021	02/28/2022	3,098,110.333	0.1939		600,698
Total dividends declared for the three months ended December 31, 2021						$1,249,910
(1)On October 5, 2021, the Company’s board of directors declared a distribution in an amount equal to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2021 through September 30, 2021, per share payable on November 22, 2021, to stockholders of record on October 5, 2021. Due to a net decrease in net assets resulting from operations for the period September 1, 2021, through September 30, 2021, the distribution declared for the September 2021 earnings period was zero.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 1, 2022, the Company entered into subscription agreements with additional stockholders totaling $6,000,000 in the aggregate.

On January 18, 2022, the Company issued a capital call to stockholders that was due on January 28, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	1/28/2022	416,021.000	$15.00	$6,240,315

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

On November 19, 2021 and February 4, 2022, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
December 20, 2021	February 28, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2021 through December 31, 2021 per share
January 20, 2022	March 23, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2022 through January 31, 2022 per share
February 25, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2022 through February 28, 2022 per share
March 21, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2022 through March 31, 2022 per share
April 29, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2022 through April 30, 2022 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our interim and unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In this report, “we,” “us,” “our” and “GDLC” refer to Golub Capital Direct Lending Corporation and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the novel coronavirus, or COVID-19, pandemic;
•the effect of investments that we expect to make and the competition for those investments;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;
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
•our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•general price and volume fluctuations in the stock markets;
•the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the period ended September 30, 2021.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, or the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K. This Quarterly Report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company, we are also subject to certain constraints, including limitations imposed by the 1940 Act and after our election to be treated as a RIC, limitations imposed by the Code. We were formed in September 2020 as a Delaware limited liability company and converted to a Maryland corporation effective July 1, 2021.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $45.0 billion in capital under management as of December 31, 2021, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, dated as of July 1, 2021, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of December 31, 2021 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of December 31, 2021		As of September 30, 2021
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$6,133,322	8.4%	$5,568,237	24.2%
One stop	61,795,557	85.0	16,067,587	70.0
Second lien	1,211,304	1.7	1,182,051	5.1
Subordinated debt	154,609	0.2	—	—
Equity	3,418,519	4.7	172,257	0.7
Total	$72,713,311	100.0%	$22,990,132	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2021 and September 30, 2021, one stop loans included $9,500,738 and $1,595,963 of late stage lending loans at fair value, respectively.

As of December 31, 2021 and September 30, 2021, we had debt and equity investments in 63 and 29 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2021:

Three months ended December 31, 2021
Weighted average income yield(1)*	7.0%
Weighted average investment income yield(2)*	7.3%
Total return based on average net asset value(3) *	12.2%
Total return based on net asset value per share(4)	3.2%

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
As of December 31, 2021, GDLC has earned an inception-to-date internal rate of return, or IRR, of 9.0% for stockholders taken as a whole. For the three months ended December 31, 2021, GDLC has earned a year-to-date IRR of 13.0% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions including:

•reimbursement to GC Advisors of organizational and offering expenses up to an aggregate amount of $0.7 million;
•calculating our NAV (including the cost and expenses of any independent valuation firm);
•fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses include, among other items, due diligence reports, appraisal reports, any studies commissioned by GC Advisors and travel and lodging expenses, except reimbursement amounts waived by GC Advisors;
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

•costs associated with compliance under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;
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

COVID-19 Pandemic

As a result of its rapid spread, COVID-19 was identified as a global pandemic by the World Health Organization in 2020. At various times during the course of the pandemic, orders have been issued and lifted restricting movement within a number of large metropolitan areas, including in some instances, orders to shelter in place. The outbreak of COVID-19 and its related negative public health developments have adversely affected workforces, customers, suppliers, economies and financial markets globally. Additional waves of the disease could result in, exacerbate or further prolong any economic downturn, the effects of which are impossible to predict. In addition, portfolio companies and our investments in such companies could be adversely impacted by the COVID-19 pandemic or any other pandemic, including by supply chain and other business disruptions, decreases in consumer demand, loss of personnel either to sickness or movement restrictions, and the resulting global market and economic disruptions.

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

LIBOR Transition

In July 2017, the Financial Conduct Authority, or the FCA, announced its intention to cease sustaining the London Inter-Bank Offered Rate, or LIBOR, by the end of 2021. The FCA’s intention is that, after 2021, it will no longer be necessary for the FCA to persuade or compel banks to submit to LIBOR due to the development of alternative benchmark rates, which the FCA suggested should be based on transactions and not on reference rates that do not have active underlying markets to support them. In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA.

On November 30, 2020, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, announced a consultation beginning in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR, or USD LIBOR, settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings, including one-month and three-month LIBOR, immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will become unrepresentative before such dates. The IBA closed the consultation for feedback at the end of January 2021. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by

December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than USD LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after USD LIBOR’s discontinuation and (iii) explained that extending the publication of certain USD LIBOR tenors until June 30, 2023 would allow most legacy USD LIBOR contracts to mature before LIBOR experiences disruptions.

As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates payable on our leverage and our portfolio investments as a result of the continued publication of LIBOR. A mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders.

As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The IBA has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published. As of December 31, 2021, Golub Capital has amended all credit agreements to effectuate the transition to alternate reference rates for portfolio company debt investments priced via reference to non-USD LIBOR. In addition, Golub Capital is amending credit agreements to include fallback language to transition the reference rate of portfolio company debt investments priced via reference to USD LIBOR to an alternate reference rate, such as forward-looking term SOFR, based on prevailing market practices. Additionally, we expect any new debt facilities that we enter into subsequent to December 31, 2021 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments
On January 1, 2022, we entered into subscription agreements with additional stockholders totaling $6,000,000 in the aggregate.

On January 18, 2022, we issued a capital call to stockholders that was due on January 28, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	1/28/2022	416,021.000	$15.00	$6,240,315

On November 19, 2021 and February 4, 2022, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
December 20, 2021	February 28, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period December 1, 2021 through December 31, 2021 per share
January 20, 2022	March 23, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2022 through January 31, 2022 per share
February 25, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2022 through February 28, 2022 per share
March 21, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2022 through March 31, 2022 per share
April 29, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2022 through April 30, 2022 per share

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2021 are as follows:

Three months ended December 31, 2021
Interest income	$823,721
Accretion of discounts and amortization of premiums	37,883
Fee income	16,938
Total investment income	878,542
Net expenses	50,076
Net investment income	828,466
Net realized gain (loss) on investment transactions	(20,297)
Net change in unrealized appreciation (depreciation) on investment transactions	525,011
Net increase (decrease) in net assets resulting from operations	$1,333,180
Average earning portfolio company investments, at fair value	$47,427,978

As we commenced operations on July 1, 2021, no income was earned prior to July 1, 2021.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2021:

Three months ended December 31, 2021
Interest expense	$8,179
Base management fee, net of waiver	—
Income incentive fee, net of waiver	—
Capital gain incentive fee accrued under GAAP	41,897
Professional fees	140,872
Administrative service fee	5,795
General and administrative expenses	25,548
Operating expenses reimbursement waived	(172,215)
Net expenses	$50,076
Average debt outstanding	$18,003,685

As we commenced operations on July 1, 2021, no expenses were incurred prior to July 1, 2021.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2021:

Three months ended December 31, 2021
Net realized gain (loss) from investment transactions	$(20,297)
Net realized gain (loss) from investment transactions	(20,297)
Unrealized appreciation from investments	618,293
Unrealized (depreciation) from investments	(27,852)
Unrealized appreciation (depreciation) on foreign currency translation	(65,430)
Net change in unrealized appreciation (depreciation) on investment transactions	$525,011

For the three months ended December 31, 2021, we had $618,293 in unrealized appreciation on 38 portfolio company investments, which was offset by $27,852 in unrealized depreciation on 25 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2021 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended December 31, 2021 primarily resulted from amortization of discounts on new originations during the quarter and unfunded investments with a negative fair value from capitalized discounts on the loans.

Liquidity and Capital Resources

For the three months ended December 31, 2021, we experienced a net decrease in cash and foreign currencies of $27,752,658. During the period, we used $48,649,779 in operating activities, primarily as a result of fundings of portfolio investments of $48,754,033, partially offset by proceeds from principal payments of portfolio investments of $23,186. During the same period, cash provided by financing activities was $20,897,121, primarily driven by borrowings on debt of $19,586,592 and proceeds from the issuance of common shares of $10,100,525, that were partially offset by repayments of debt of $8,140,784 and distributions paid of $649,212.

As of December 31, 2021 and September 30, 2021, we had $1,811,827 and $29,432,086 of cash, respectively. In addition, as of December 31, 2021 and September 30, 2021, we had $5,631 and $158,327 of foreign currencies, respectively. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of December 31, 2021 and September 30, 2021, we had investor capital subscriptions totaling $202,010,500 and $202,010,500, respectively, of which $46,471,655 and $36,371,130, respectively, had been called and contributed, leaving $155,538,845 and $165,639,370 of uncalled investor capital subscriptions, respectively.

Revolving Credit Facilities

Adviser Revolver - As of December 31, 2021 and September 30, 2021, we were permitted to borrow up to $70,000,000 and $40,000,000, respectively, at any one time outstanding under the Adviser Revolver. As of December 31, 2021 and September 30, 2021, we had outstanding debt of $27,861,238 and $16,350,000, respectively, under the Adviser Revolver. On November 15, 2021, we entered into an amendment to increase borrowing capacity under the Adviser Revolver from $40,000,000 to $70,000,000 and permit us to borrow in foreign currencies.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section

61(a)(1) of the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of December 31, 2021, our asset coverage for borrowed amounts was 266.8%.

As of December 31, 2021, we had outstanding commitments to fund investments totaling $30,454,730, including $6,422,552 of commitments on undrawn revolvers. As of September 30, 2021, we had outstanding commitments to fund investments totaling $6,196,567, including $2,015,644 of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2021 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the Adviser Revolver as of December 31, 2021 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2021. As of December 31, 2021, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2021 and September 30, 2021, we had investments in 63 and 29 portfolio companies, respectively, with a total fair value of $72,713,311 and $22,990,132, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2021:

	Three months ended December 31, 2021
	New Commitments	Percentage
Senior secured	$942,855	1.3%
One stop	69,947,147	94.3
Subordinated debt	156,963	0.2
Equity	3,138,561	4.2
Total new investment commitments	$74,185,526	100.0%

For the three months ended December 31, 2021, we had approximately $23,186 in proceeds from principal payments of portfolio companies.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2021(1)			As of September 30, 2021(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured:
Performing	$6,207,993	$6,088,250	$6,133,322	$5,754,196	$5,642,935	$5,568,237
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	62,461,319	61,439,639	61,795,557	16,303,977	16,045,949	16,067,587
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	1,222,575	1,199,622	1,211,304	1,222,575	1,198,283	1,182,051
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	156,963	153,832	154,609	—	—	—
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	3,310,821	3,418,519	N/A	172,259	172,257
Total	$70,048,850	$72,192,164	$72,713,311	$23,280,748	$23,059,426	$22,990,132

(1)As of December 31, 2021, $38,180 and $45,214 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2021, $426,349 and $429,557 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

As of December 31, 2021 and September 30, 2021, we had no loans on non-accrual status. As of December 31, 2021 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 98.9% and 98.0%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated during the three months ended December 31, 2021:

Three months ended December 31, 2021
Weighted average rate of new investment fundings	6.6%
Weighted average spread over LIBOR of new floating rate investment fundings	5.8%
Weighted average fees of new investment fundings	1.1%

As of December 31, 2021, 96.9% and 96.9% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2021, 73.7% and 73.4% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2021 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $46,917,000 and $30,394,000, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2021 and September 30, 2021:

	As of December 31, 2021		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$—	—%
4	72,713,311	100.0	22,990,132	100.0
3	—	—	—	—
2	—	—	—	—
1	—	—	—	—
Total	$72,713,311	100.0%	$22,990,132	100.0%

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
•GC Advisors voluntarily agreed to waive reimbursement from us for operating expenses during the quarters ended September 30, 2021 and December 31, 2021.

•GC Advisors voluntarily agreed to waive any Income Incentive Fees due from us for the quarter ended December 31, 2021.
•Golub Capital LLC provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.
•As of December 31, 2021, GGP Holdings LP, an affiliate of GC Advisors, had an aggregate commitment to us of $102,010,500. As of December 31, 2021, we have issued 1,564,777.000 shares of our common stock to GGP Holdings LP in exchange for aggregate capital contributions totaling $23,471,655.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2021. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations will be subject to review by an independent valuation firm and each portfolio company will be subject to review at least once on during a trailing twelve-month period. Investments originated during the three months ended September 30, 2021 were not subject to review by an independent valuation firm. As of December 31, 2021 and September 30, 2021, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of December 31, 2021 and September 30, 2021, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2021, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2021 and September 30, 2021, the weighted average LIBOR floor on the loans subject to floating interest rates was 0.80% and 0.72%, respectively. In addition, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2021 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates(1)	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(5,404)	$(69,653)	$64,249
Up 50 basis points	14,761	139,306	(124,545)
Up 100 basis points	630,288	278,612	351,676
Up 150 basis points	945,433	417,919	527,514
Up 200 basis points	1,260,577	557,225	703,352

(1)The Increase (decrease) in interest income column assumes changes in floating LIBOR. As of December 31, 2021, all of our borrowings under the Adviser Revolver bear interest at the short-term Applicable Federal Rate and the Increase (decrease) in interest expense assumes changes in such short-term Applicable Federal Rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2021, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2021 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our and their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended September 30, 2021.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Amended and Restated Revolving Loan Agreement, dated as of November 15, 2021, by and among Golub Capital Direct Lending Corporation, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on November 15, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Corporation

Date: February 14, 2022	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)