Form 10-Q
period 2022-03-31
GOLUB CAPITAL DIRECT LENDING CORP
filed 2022-05-16
CIK 1868878

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 16, 2022, the Registrant had 4,498,180.333 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2022	September 30, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $77,572,951 and $23,059,426, respectively)	$78,490,803	$22,990,132
Cash	11,223,176	29,432,086
Foreign currencies (cost of $125,210 and $160,153, respectively)	124,369	158,327
Interest receivable	410,062	58,781
Deferred offering costs	289,882	350,272
Other assets	7,333	—
Total Assets	$90,545,625	$52,989,598
Liabilities
Debt	$29,996,118	$16,350,000
Less unamortized debt issuance costs	393,205	—
Debt less unamortized debt issuance costs	29,602,913	16,350,000
Interest payable	31,692	1,466
Distributions payable	1,112,823	—
Management and incentive fees payable	141,760	—
Accounts payable and accrued expenses	689,149	345,271
Accrued trustee fees	15,003	5,001
Total Liabilities	31,593,340	16,701,738
Commitments and Contingencies (Note 8)
Net Assets
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 3,930,152.333 and 2,424,742.000 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	3,930	2,425
Paid in capital in excess of par	58,948,355	36,368,705
Distributable earnings (losses)	—	(83,270)
Total Net Assets	58,952,285	36,287,860
Total Liabilities and Total Net Assets	$90,545,625	$52,989,598
Number of common shares outstanding	3,930,152.333	2,424,742.000
Net asset value per common share	$15.00	$14.97

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three months ended	Six months ended
	March 31, 2022	March 31, 2022
Investment income
Interest income	$1,311,505	$2,173,109
Fee income	651	17,589
Total investment income	1,312,156	2,190,698
Expenses
Interest expense	35,461	43,640
Base management fee	189,642	309,595
Incentive fee	107,286	236,219
Professional fees	144,219	285,091
Administrative service fee	19,457	25,252
General and administrative expenses	29,052	54,600
Total expenses	525,117	954,397
Base management fee waived (Note 4)	(189,642)	(309,595)
Incentive fee waived (Note 4)	(7,423)	(94,459)
Operating expenses reimbursement waived (Note 4)	—	(172,215)
Net expenses	328,052	378,128
Net investment income - before excise tax	984,104	1,812,570
Excise tax	7,734	7,734
Net investment income - after excise tax	976,370	1,804,836
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	(5,661)	(25,958)
Net realized gain (loss) on investment transactions	(5,661)	(25,958)
Net change in unrealized appreciation (depreciation) from:
Investments	396,706	987,147
Translation of assets and liabilities in foreign currencies	258,457	193,027
Net change in unrealized appreciation (depreciation) on investment transactions	655,163	1,180,174
Net gain on investment transactions	649,502	1,154,216
Net increase in net assets resulting from operations	$1,625,872	$2,959,052
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.47	$0.94
Basic and diluted weighted average common shares outstanding (Note 10)	3,426,305	3,160,509

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	2,424,742.000	$2,425	$36,368,705	$(83,270)	$36,287,860
Issuance of common stock	1,505,410.333	1,505	22,579,650	—	22,581,155
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,804,836	1,804,836
Net realized gain (loss) on investment transactions	—	—	—	(25,958)	(25,958)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,180,174	1,180,174
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(1,762,959)	(1,762,959)
Distributions declared and payable	—	—	—	(1,112,823)	(1,112,823)
Total increase (decrease) for the six months ended March 31, 2022	1,505,410.333	1,505	22,579,650	83,270	22,664,425
Balance at March 31, 2022	3,930,152.333	$3,930	$58,948,355	$—	$58,952,285
Balance at December 31, 2021	3,098,110.333	$3,098	$46,468,557	$—	$46,471,655
Issuance of common stock	832,042.000	832	12,479,798	—	12,480,630
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	976,370	976,370
Net realized gain (loss) on investment transactions	—	—	—	(5,661)	(5,661)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	655,163	655,163
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(513,049)	(513,049)
Distributions declared and payable	—	—	—	(1,112,823)	(1,112,823)
Total increase (decrease) for the three months ended March 31, 2022	832,042.000	832	12,479,798	—	12,480,630
Balance at March 31, 2022	3,930,152.333	$3,930	$58,948,355	$—	$58,952,285

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

Six months ended, March 31, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,959,052
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	3,795
Accretion of discounts and amortization of premiums	(121,092)
Net realized (gain) loss on foreign currency transactions	25,958
Net change in unrealized (appreciation) depreciation on investments	(987,147)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(193,027)
Proceeds from (fundings of) revolving loans, net	(464,396)
Fundings of investments	(56,578,609)
Proceeds from principal payments of portfolio investments	2,755,608
PIK interest	(105,035)
Changes in operating assets and liabilities:
Interest receivable	(351,281)
Deferred offering costs	60,390
Other assets	(7,333)
Interest payable	30,226
Management and incentive fees payable	141,760
Accounts payable and accrued expenses	343,878
Accrued trustee fees	10,002
Net cash provided by (used in) operating activities	(52,477,251)
Cash flows from financing activities
Borrowings on debt	44,939,985
Repayments of debt	(31,100,000)
Capitalized debt issuance costs	(397,000)
Proceeds from issuance of common shares	22,581,155
Distributions paid	(1,762,959)
Net cash provided by (used in) financing activities	34,261,181
Net change in cash and foreign currencies	(18,216,070)
Effect of foreign currency exchange rates	(26,798)
Cash and foreign currencies, beginning of period	29,590,413
Cash and foreign currencies, end of period	$11,347,545
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,619
Distributions declared during the period	$2,875,782
Supplemental disclosure of non-cash operating and financing activity:
Change in distributions payable	$1,112,823
The following table provides a reconciliation of cash and foreign currencies within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

As of March 31, 2022
Cash	$11,223,176
Foreign currencies (cost of $125,210)	124,369
Total cash and foreign currencies shown in the Consolidated Statement of Cash Flows	$11,347,545
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Auto Components
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	5.50%	08/2027	$278,401	$275,902	0.5%	$278,401
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	5.51%	08/2027	56,327	55,013	0.1	56,327
Covercraft Parent III, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(834)	—	—
						334,728	330,081	0.6	334,728
Automobiles
CG Group Holdings, LLC	One stop	L + 5.25%	(b)	6.26%	07/2027	1,802,084	1,786,168	3.1	1,802,084
CG Group Holdings, LLC	One stop	L + 5.25%	(a)	6.25%	07/2026	336,000	332,389	0.6	336,000
Cobblestone Intermediate Holdco, LLC	One stop	L + 5.50%	(a)	6.25%	01/2026	549,514	544,483	0.9	549,514
Cobblestone Intermediate Holdco, LLC	One stop	L + 5.50%	(a)(b)	6.34%	01/2026	205,146	201,209	0.3	205,146
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	1,730,962	1,714,442	2.9	1,730,962
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	155,847	154,359	0.2	155,847
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	124,677	123,487	0.2	124,677
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	124,677	123,487	0.2	124,677
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	102,859	101,877	0.2	102,859
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	94,176	91,055	0.2	94,176
Denali Midco 2, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(17,461)	—	—
National Express Wash Parent JV, LLC	One stop	SF + 5.50%	(h)	6.25%	02/2028	572,200	566,632	1.0	566,478
National Express Wash Parent JV, LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(530)	—	(545)
National Express Wash Parent JV, LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(8,293)	—	(8,522)
POY Holdings, LLC	One stop	L + 5.50%	(b)	6.50%	11/2027	2,284,648	2,241,737	3.9	2,284,648
POY Holdings, LLC	One stop	L + 5.50%	(b)	6.50%	11/2027	53,750	49,717	0.1	53,750
POY Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(2,908)	—	—
						8,136,540	8,001,850	13.8	8,121,751
Building Products
BECO Holding Company, Inc.	One stop	L + 5.50%	(b)	6.51%	11/2028	3,773,443	3,737,922	6.4	3,773,443
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(4,658)	—	—
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(9,130)	—	—
						3,773,443	3,724,134	6.4	3,773,443
Chemicals
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(e)	6.25%	09/2028	2,106,519	2,072,282	3.4	2,013,103
PHM NL SP Bidco B.V.(7)(11)	One stop	L + 6.25%	(c)	6.75%	09/2028	790,419	777,575	1.3	790,419
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	SN + 6.25%	(f)	6.94%	09/2028	456,007	454,293	0.8	453,433
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(e)	6.25%	09/2028	216,978	212,682	0.4	212,783
						3,569,923	3,516,832	5.9	3,469,738
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	One stop	L + 5.50%	(b)	6.51%	10/2028	$887,416	$875,262	1.5%	$887,416
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(2,799)	—	—
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1,424)	—	—
EGD Security Systems, LLC	One stop	L + 5.75%	(b)	6.76%	12/2028	1,803,000	1,785,759	3.0	1,803,000
EGD Security Systems, LLC	One stop	L + 5.75%	(b)	6.50%	12/2028	511,280	506,391	0.9	511,280
EGD Security Systems, LLC	One stop	L + 5.75%	(b)	6.75%	12/2027	55,590	52,487	0.1	55,590
EGD Security Systems, LLC (5)	One stop	L + 5.75%		N/A(6)	12/2028	—	(5,587)	—	—
OVG Business Services, LLC	One stop	L + 6.25%	(b)	7.25%	11/2028	102,500	100,305	0.2	99,425
OVG Business Services, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2026	—	(348)	—	(1,838)
Profile Products LLC	One stop	L + 5.50%	(b)	6.25%	11/2027	281,490	276,220	0.5	281,490
Profile Products LLC(7)	One stop	L + 5.50%	(b)	6.25%	11/2027	72,979	71,612	0.1	72,979
Profile Products LLC	One stop	P + 4.50%	(d)	8.00%	11/2027	5,586	4,726	—	5,586
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(732)	—	—
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(616)	—	—
						3,719,841	3,661,256	6.3	3,714,928
Containers and Packaging
Chase Intermediate	One stop	L + 5.50%	(b)(c)	6.25%	10/2028	1,588,348	1,576,598	2.7	1,588,348
Chase Intermediate(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3,289)	—	—
Chase Intermediate(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(9,208)	—	—
Chase Intermediate	One stop	L + 5.50%		N/A(6)	10/2028	—	—	—	—
Fortis Solutions Group LLC	One stop	L + 5.50%	(b)	6.51%	10/2028	1,400,000	1,373,808	2.4	1,400,000
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(5,621)	—	—
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(5,358)	—	—
						2,988,348	2,926,930	5.1	2,988,348
Distributors
WSC Holdings Midco LLC	Senior loan	L + 4.50%	(a)	5.50%	07/2027	170,899	169,381	0.3	170,899
WSC Holdings Midco LLC	Senior loan	L + 4.50%	(b)	5.50%	07/2027	49,861	48,943	0.1	49,861
WSC Holdings Midco LLC(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(483)	—	—
						220,760	217,841	0.4	220,760
Diversified Consumer Services
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(a)(b)	5.50%	07/2027	146,000	143,932	0.2	146,000
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	5.50%	07/2027	98,836	97,964	0.2	98,836
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(a)	5.50%	07/2027	96,301	94,994	0.2	96,301
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(a)(b)	5.50%	07/2027	63,112	62,375	0.1	63,112
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	5.50%	07/2027	44,603	44,044	0.1	44,603
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)(d)	5.50%	07/2027	17,600	17,247	—	17,600
EMS LINQ, LLC	One stop	L + 6.25%	(b)	7.26%	12/2027	523,200	518,207	0.9	523,200
EMS LINQ, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(780)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)	7.00%	03/2027	$904,640	$889,791	1.6%	$904,640
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)	7.00%	03/2027	417,636	395,561	0.7	417,636
FPG Intermediate Holdco, LLC	One stop	P + 5.00%	(a)(d)	8.39%	03/2027	22,193	21,387	—	22,193
FSS Buyer LLC	One stop	L + 5.75%	(b)	6.50%	08/2028	312,629	306,897	0.5	312,629
FSS Buyer LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(722)	—	—
Mathnasium, LLC	One stop	L + 5.00%	(b)	5.75%	11/2027	524,546	519,629	0.9	524,546
Mathnasium, LLC	One stop	L + 5.00%	(b)	5.75%	11/2027	12,857	11,953	—	12,857
						3,184,153	3,122,479	5.4	3,184,153
Diversified Financial Services
Banker's Toolbox, Inc.	One stop	L + 5.25%	(c)	6.75%	07/2027	462,679	456,685	0.8	462,679
Banker's Toolbox, Inc.	One stop	L + 5.25%		N/A(6)	07/2027	—	—	—	—
Banker's Toolbox, Inc.	One stop	L + 5.25%		N/A(6)	07/2027	—	—	—	—
Flash Topco, Inc.	One stop	L + 5.75%	(a)	6.50%	10/2028	953,111	944,165	1.6	953,111
Flash Topco, Inc. (5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(995)	—	—
						1,415,790	1,399,855	2.4	1,415,790
Food and Staples Retailing
Wineshipping.com LLC	One stop	L + 5.75%	(b)	6.75%	10/2027	384,804	381,226	0.7	384,804
Wineshipping.com LLC	One stop	L + 5.75%	(b)	6.75%	10/2027	23,333	22,558	—	23,333
Wineshipping.com LLC(5)	One stop	L + 5.75%		N/A(6)	10/2027	—	(512)	—	—
						408,137	403,272	0.7	408,137
Food Products
Louisiana Fish Fry Products, Ltd.	One stop	L + 5.75%	(b)	6.76%	07/2027	564,265	559,253	1.0	564,265
Louisiana Fish Fry Products, Ltd.	One stop	L + 5.75%	(a)(b)	6.76%	07/2027	50,750	49,462	0.1	50,750
Ultimate Baked Goods Midco LLC	One stop	L + 6.25%	(b)	7.26%	08/2027	379,836	376,438	0.6	372,239
Ultimate Baked Goods Midco LLC	One stop	L + 6.25%	(b)	7.25%	08/2027	42,229	39,620	—	40,878
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	6.00%	07/2027	871,620	863,882	1.5	871,620
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	6.00%	07/2027	40,000	38,668	0.1	40,000
Wizard Bidco Limited(7)(8)(9)	One stop	SN + 4.75%	(f)	5.44%	03/2029	398,575	392,613	0.6	392,354
Wizard Bidco Limited(5)(7)(8)(9)	One stop	SN + 4.75%		N/A(6)	03/2028	—	(936)	—	(780)
						2,347,275	2,319,000	3.9	2,331,326
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior loan	L + 8.25%	(b)	9.25%	09/2024	20,797	20,720	—	20,719

Healthcare Providers and Services
AAH TOPCO, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	342,542	339,272	0.6	342,542
AAH TOPCO, LLC	Subordinated debt	N/A		11.50% PIK	12/2031	161,927	158,874	0.2	161,927
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(390)	—	—
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(10,021)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers and Services - (continued)
Datix Bidco Limited(7)(8)(9)	Senior loan	L + 4.50%	(f)	4.96%	04/2025	$3,445,251	$3,386,452	5.6%	$3,314,550
Datix Bidco Limited(7)(8)(9)	Second lien	L + 7.75%	(f)	8.21%	04/2026	1,222,575	1,200,932	2.0	1,176,194
ERC Topco Holdings, LLC	One stop	L + 5.50%	(a)	6.25%	11/2028	2,016,845	1,998,470	3.4	2,016,845
ERC Topco Holdings, LLC	One stop	L + 5.50%	(a)(d)	6.53%	11/2027	31,250	29,847	0.1	31,250
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(6,457)	—	—
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%	(a)(b)	5.75%	12/2026	61,366	58,566	0.1	61,366
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%	(b)	5.75%	12/2026	47,818	47,373	0.1	47,818
Heartland Veterinary Partners LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2026	—	(134)	—	—
Suveto Buyer, LLC	One stop	L + 4.25%	(b)	5.26%	09/2027	1,042,075	1,028,297	1.8	1,042,075
Suveto Buyer, LLC	One stop	L + 4.25%	(b)	5.26%	09/2027	18,148	16,502	—	18,148
						8,389,797	8,247,583	13.9	8,212,715
Hotels, Restaurants and Leisure
Harri US LLC	One stop	L + 10.00%	(b)	7.00% cash/4.00% PIK	08/2026	45,260	38,992	0.1	45,682
Harri US LLC(5)	One stop	L + 6.00%		N/A(6)	08/2026	—	(87)	—	190
Harri US LLC(5)	One stop	L + 6.00%		N/A(6)	08/2026	—	(359)	—	783
						45,260	38,546	0.1	46,655
Industrial Conglomerates
Essential Services Holdings Corporation	One stop	L + 5.75%	(a)	6.75%	11/2026	98,388	85,626	0.2	98,388
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(596)	—	—
						98,388	85,030	0.2	98,388
Insurance
Alera Group, Inc.	One stop	L + 5.50%	(a)	6.25%	10/2028	1,444,504	1,431,092	2.4	1,444,504
Alera Group, Inc.	One stop	L + 5.50%	(a)	6.25%	10/2028	396,418	390,699	0.7	396,418
Alera Group, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(2,229)	—	—
AMBA Buyer, Inc.	One stop	L + 5.75%	(b)	6.50%	07/2027	184,007	182,373	0.3	182,167
AMBA Buyer, Inc. (5)	One stop	L + 5.75%		N/A(6)	07/2027	—	(192)	—	(216)
AMBA Buyer, Inc. (5)	One stop	L + 5.75%		N/A(6)	07/2027	—	(243)	—	(548)
Keystone Agency Partners LLC	Senior loan	L + 5.50%	(b)	6.51%	05/2027	92,676	91,353	0.2	92,676
Keystone Agency Partners LLC(5)	Senior loan	L + 5.50%		N/A(6)	05/2027	—	(4,855)	—	—
Long Term Care Group, Inc.	One stop	L + 6.00%	(a)	6.75%	09/2027	169,926	166,846	0.3	166,528
Pareto Health Intermediate Holdings, Inc.	One stop	L + 5.75%	(b)(d)	6.76%	08/2025	418,000	414,508	0.7	418,000
Patriot Growth Insurance Services, LLC	One stop	L + 5.50%	(b)	6.25%	10/2028	470,524	466,126	0.8	470,524
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(617)	—	—
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1,485)	—	—
						3,176,055	3,133,376	5.4	3,170,053
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
CivicPlus, LLC	One stop	L + 6.00%	(b)	6.75%	08/2027	$349,800	$346,653	0.6%	$349,800
CivicPlus, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2027	—	(432)	—	—
CivicPlus, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2027	—	(1,474)	—	—
Cordeagle US Finco, Inc.	One stop	L + 6.75%	(b)	7.75%	07/2027	311,580	305,870	0.5	305,348
Cordeagle US Finco, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(829)	—	(933)
						661,380	649,788	1.1	654,215
Life Sciences Tools & Services
Covaris Intermediate 3, LLC	One stop	L + 5.25%	(b)	6.00%	01/2028	236,200	233,913	0.4	236,200
Covaris Intermediate 3, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(343)	—	—
Covaris Intermediate 3, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(4,588)	—	—
PAS Parent Inc.	One stop	L + 5.50%	(b)	6.51%	12/2028	1,979,233	1,940,020	3.3	1,979,233
PAS Parent Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(5,854)	—	—
PAS Parent Inc.(5)	One stop	L + 5.50%	(b)	N/A(6)	12/2028	—	(9,339)	—	—
Reaction Biology Corporation	One stop	SF + 5.25%	(g)	6.00%	03/2029	329,300	326,029	0.6	326,007
Reaction Biology Corporation(5)	One stop	SF + 5.25%		N/A(6)	03/2029	—	(944)	—	(950)
Reaction Biology Corporation(5)	One stop	SF + 5.25%		N/A(6)	03/2029	—	(8,210)	—	(8,265)
Unchained Labs, LLC	Senior loan	L + 5.50%	(a)	6.50%	08/2027	48,682	47,813	0.1	48,682
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(518)	—	—
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(1,095)	—	—
						2,593,415	2,516,884	4.4	2,580,907
Paper and Forest Products
Messenger, LLC	One stop	L + 5.75%	(b)	6.76%	12/2027	480,795	476,193	0.9	480,795
Messenger, LLC	One stop	L + 5.75%	(b)	6.75%	12/2027	182,600	180,853	0.3	182,600
Messenger, LLC	One stop	P + 4.75%	(a)(d)	7.89%	12/2027	20,253	19,878	—	20,253
Messenger, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2027	—	(874)	—	—
						683,648	676,050	1.2	683,648
Pharmaceuticals
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	6.00%	10/2028	605,084	593,843	1.0	605,084
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)(b)	6.00%	10/2027	21,000	19,350	—	21,000
Cobalt Buyer Sub, Inc.(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(1,878)	—	—
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.75%	(f)	5.44%	08/2028	1,548,731	1,527,489	2.6	1,478,889
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.75%		N/A(6)	02/2028	—	(1,931)	—	—
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.75%		N/A(6)	08/2028	—	(4,023)	—	—
						2,174,815	2,132,850	3.6	2,104,973
Professional Services
IG Investments Holdings, LLC	One stop	L + 6.00%	(b)	7.01%	09/2028	407,256	400,023	0.7	407,256
IG Investments Holdings, LLC	One stop	P + 5.00%	(d)	8.50%	09/2027	8,526	7,748	—	8,526
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	6.00%	11/2028	3,237,255	3,214,381	5.5	3,237,255
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	6.00%	11/2028	33,333	32,156	0.1	33,333
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(7,038)	—	—
ProcessMAP Corporation	One stop	L + 6.25%	(b)	3.51% cash/3.75% PIK	12/2027	211,306	209,302	0.3	211,306
ProcessMAP Corporation(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	(313)	—	(377)
Procure Acquireco, Inc.	One stop	L + 5.50%	(b)	6.25%	12/2028	966,732	957,450	1.6	966,732
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(568)	—	—
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(5,287)	—	—
						4,864,408	4,807,854	8.2	4,864,031
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
AgKnowledge Holdings Company, Inc.	Senior loan	L + 4.75%	(b)(c)	6.25%	07/2023	$7,434	$7,255	—%	$7,266
Auvik Networks Inc.(7)(10)	One stop	L + 5.75%	(b)	4.00% cash/2.75% PIK	07/2027	398,371	394,882	0.7	398,371
Auvik Networks Inc.(5)(7)(10)	One stop	L + 5.50%		N/A(6)	07/2027	—	(666)	—	—
Bayshore Intermediate #2, L.P.	One stop	L + 7.75%	(b)	8.50%	10/2028	3,408,102	3,338,438	5.8	3,408,102
Bayshore Intermediate #2, L.P.(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(3,438)	—	(7,403)
Cybergrants Holdings, LLC	One stop	L + 6.50%	(a)	7.25%	09/2027	3,366,600	3,320,649	5.6	3,332,934
Cybergrants Holdings, LLC	One stop	L + 6.50%	(a)(b)	7.39%	09/2027	140,000	137,281	0.2	138,000
Cybergrants Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(5,277)	—	(5,624)
Daxko Acquisition Corporation	One stop	L + 5.50%	(b)	6.25%	10/2028	1,569,566	1,554,901	2.6	1,569,566
Daxko Acquisition Corporation	One stop	L + 5.50%	(b)	6.25%	10/2028	34,974	33,159	0.1	34,974
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(1,656)	—	—
Dragon UK Bidco Limited(7)(8)(9)	One stop	SN + 6.00%	(f)	6.69%	02/2029	850,261	837,623	1.4	838,694
Dragon UK Bidco Limited(5)(7)(8)(9)	One stop	SN + 6.00%		N/A(6)	02/2029	—	—	—	(7,408)
Gainsight, Inc.	One stop	L + 6.75%	(b)	7.50%	07/2027	580,515	571,568	1.0	580,515
Gainsight, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(1,769)	—	—
Ministry Brands Holdings LLC	One stop	L + 5.50%	(b)	6.51%	12/2028	1,205,100	1,193,483	2.0	1,205,100
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1,128)	—	—
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(10,562)	—	—
Newscycle Solutions, Inc.	Senior loan	L + 7.00%	(b)	8.01%	12/2022	6,117	5,997	—	5,987
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(b)	7.01%	09/2028	239,100	236,886	0.4	239,100
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(834)	—	—
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(443)	—	—
QAD, Inc.	One stop	L + 6.00%	(b)	7.01%	11/2027	3,935,714	3,898,998	6.6	3,935,714
QAD, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(4,331)	—	—
Riskonnect Parent, LLC	One stop	L + 5.50%	(c)	6.30%	12/2028	2,743,690	2,717,487	4.7	2,743,690
Riskonnect Parent, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(2,337)	—	—
Riskonnect Parent, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(13,481)	—	—
Tahoe Bidco B.V.	One stop	L + 6.00%	(b)	6.75%	09/2028	683,100	676,756	1.2	683,100
Tahoe Bidco B.V. (5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(688)	—	—
Vendavo, Inc.	One stop	L + 5.25%	(b)	6.00%	09/2027	1,116,589	1,107,724	1.9	1,116,589
Vendavo, Inc.(5)	One stop	L + 5.25%		N/A(6)	09/2027	—	(1,191)	—	—
WebPT, Inc.	Senior loan	L + 6.75%	(b)	7.75%	01/2028	34,800	34,280	0.1	34,278
						20,320,033	20,019,566	34.3	20,251,545
Specialty Retail
Ave Holdings III, Corp	One stop	SF + 5.50%	(h)	6.30%	02/2028	1,037,066	1,016,624	1.7	1,026,695
Ave Holdings III, Corp(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1,834)	—	(930)
Ave Holdings III, Corp(5)	One stop	L + 5.50%		N/A(6)	02/2028	—	(19,143)	—	(19,454)
						1,037,066	995,647	1.7	1,006,311
Textiles, Apparel and Luxury Goods
QF Holdings, Inc.	Senior loan	L + 6.25%	(c)	7.54%	12/2027	34,800	34,281	0.1	34,278

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Water Utilities
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(b)	5.50%	11/2026	$19,100	$17,174	—%	$16,123
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(c)(d)	6.00%	11/2026	11,825	11,721	—	11,589
Vessco Midco Holdings, LLC	Senior loan	P + 3.50%	(d)	7.00%	10/2026	1,938	1,809	—	1,647
						32,863	30,704	—	29,359

Total debt investments						$74,231,663	$73,012,409	125.1%	$73,720,899

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(13)(14)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	—	$51,000	0.1%	$51,593
POY Holdings, LLC	LLC units	N/A	N/A	N/A	41	40,600	0.1	45,230
						91,600	0.2	96,823
Building Products
BECO Holding Company, Inc.	Preferred stock	N/A	N/A	N/A	15	1,455,000	2.7	1,572,774
BECO Holding Company, Inc.	LP Interest	N/A	N/A	N/A	1	103,000	0.1	103,000
						1,558,000	2.8	1,675,774
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A	N/A	36	36,042	0.1	37,604
EGD Security Systems, LLC	Common Stock	N/A	N/A	N/A	376	376,100	0.6	376,100
Radwell Parent, LLC	LP units	N/A	N/A	N/A	1	71,742	0.1	71,742
						483,884	0.8	485,446
Diversified Consumer Services
EMS LINQ, LLC	LP Interest	N/A	N/A	N/A	33	32,700	0.1	29,890

Food Products
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	—	34,302	0.1	33,018

Healthcare Providers and Services
Suveto Buyer, LLC	Common Stock	N/A	N/A	N/A	—	35,406	0.1	36,255

Hotels, Restaurants and Leisure
Harri US LLC	LLC units	N/A	N/A	N/A	5	43,375	0.1	43,375
Harri US LLC	Preferred stock	N/A	N/A	N/A	5	30,026	—	33,445
Harri US LLC	Warrant	N/A	N/A	N/A	1	6,968	—	8,433
						80,369	0.1	85,253
IT Services
Kentik Technologies, Inc.	Preferred stock	N/A	N/A	N/A	11	63,399	0.1	69,187

Life Sciences Tools & Services
PAS Parent Inc.	LP Interest	N/A	N/A	N/A	1	82,433	0.1	79,901
Reaction Biology Corporation	LLC units	N/A	N/A	N/A	—	38,496	0.1	38,496
						120,929	0.2	118,397

Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A	N/A	—	27,396	—	26,715
Messenger, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						27,396	—	26,715

Pharmaceuticals
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	478,183	0.9	519,826
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	10,472	—	9,662
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A	N/A	—	106	—	—
						488,761	0.9	529,488
Professional Services
Enboarder, Inc.(7)(12)	Preferred stock	N/A	N/A	N/A	3	32,090	—	32,090
Procure Acquireco, Inc.	LP Interest	N/A	N/A	N/A	—	42,290	0.1	42,290
						74,380	0.1	74,380
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Auvik Networks Inc.(7)(10)	Preferred stock	N/A	N/A	N/A	2	$16,590	—%	$19,201
Bayshore Intermediate #2, L.P.	Common Stock	N/A	N/A	N/A	243	242,867	0.4	242,867
Ministry Brands Holdings LLC	LP Interest	N/A	N/A	N/A	46	46,355	0.1	46,355
QAD, Inc.	Preferred stock	N/A	N/A	N/A	—	54,909	0.1	54,909
QAD, Inc.	Common Stock	N/A	N/A	N/A	4	—	—	—
Riskonnect Parent, LLC	LP Interest	N/A	N/A	N/A	47	46,784	0.1	43,346
						407,505	0.7	406,678
Specialty Retail
Ave Holdings III, Corp	Preferred stock	N/A	N/A	N/A	1	956,845	1.7	997,530
Ave Holdings III, Corp	LP units	N/A	N/A	N/A	—	105,066	0.1	105,070
						1,061,911	1.8	1,102,600

Total equity investments						$4,560,542	8.0%	$4,769,904

Total investments					$74,231,663	$77,572,951	133.1%	$78,490,803

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2022, as the loan may have priced or repriced based on an index rate prior to March 31, 2022.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.45% as of March 31, 2022.
(b) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.96% as of March 31, 2022.
(c) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.47% as of March 31, 2022.
(d) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.50% as of March 31, 2022.
(e) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was -0.37% as of March 31, 2022.
(f) Denotes that all or a portion of the loan was indexed to SONIA, which was 0.69% as of March 31, 2022.
(g) Denotes that all or a portion of the loan was indexed to the 30-day Term SOFR Rate which was 0.30% as of March 31, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 90-day Term SOFR Rate which was 0.68% as of March 31, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2022.
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
(6)The entire commitment was unfunded as of March 31, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, total non-qualifying assets at fair value represented 12.4% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(12)The headquarters of this portfolio company is located in Australia.
(13)Equity investments are non-income producing securities.
(14)Ownership of certain equity investments occurs through a holding company or partnership.

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

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GDLC Holdings LLC and GDLC Funding LLC (“GDLC Funding”), in its consolidated financial statements.

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
Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Fluctuations arising from the translation of assets other than investments and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2022, interest income included $83,209 and $121,092, respectively, of accretion of discounts. For the three and six months ended March 31, 2022, the Company received loan origination fees of $135,564 and $947,374, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2022, the Company capitalized PIK interest of $94,044 and $105,035, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2022, fee income included no prepayment premiums.

For the three and six months ended March 31, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $1,266,568 and $1,711,832, respectively.

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

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Consolidated Statements of Operations.

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2022 and September 30, 2021, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2022, $7,734 and $7,734, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2022.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2022, the Company had deferred debt issuance costs of $393,205. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2022 was $3,795 and $3,795, respectively.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
As of March 31, 2022 and September 30, 2021, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2022		As of September 30, 2021
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$208,010,500	$58,952,285	$202,010,500	$36,371,130

As of March 31, 2022 and September 30, 2021, the ratio of total contributed capital to total capital subscriptions was 28.3% and 18.0%, respectively, and the Company had uncalled capital commitments of $149,058,215 and $165,639,370, respectively.

The following table summarizes the shares of GDLC common stock issued for the six months ended March 31, 2022:

	Date	Shares Issued	NAV ($) per share	Proceeds
Shares issued for the six months ended March 31, 2022
Issuance of shares	10/28/21	673,368.333	15.00	$10,100,525
Issuance of shares	01/28/22	416,021.000	15.00	6,240,315
Issuance of shares	03/24/22	416,021.000	15.00	6,240,315
Shares issued for capital drawdowns		1,505,410.333		$22,581,155

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

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee for such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GDLC, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. The Investment Adviser has agreed to certain waivers with respect to the base management fee for the periods following July 1, 2021, the initial closing date for the private placement of shares of the Company's common stock (the “Initial Closing”), and will irrevocably waive 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2021 to June 30, 2022; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2022 to June 30, 2023; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2023 to June 30, 2024.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

For the three and six months ended March 31, 2022, the base management fees incurred by the Company were $189,642 and $309,595, respectively, and the base management fees irrevocably waived by the Investment Adviser were $189,642 and $309,595, respectively.

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

For the three and six months ended March 31, 2022, the Income Incentive Fee incurred was $107,587 and $194,623, respectively. For the three and six months ended March 31, 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $7,423 and $94,459, respectively. After taking into account the waivers by the Investment Adviser, the Income Incentive Fee incurred was $100,164 and $100,164 for the three and six months ended March 31, 2022, respectively.

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

For the three months ended March 31, 2022, the Company recorded a reversal of the accrual of capital gain incentive fee under GAAP of $301. For the six months ended March 31, 2022, the accrual for the capital gain incentive fee under GAAP was $41,596.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of both March 31, 2022 and September 30, 2021.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
As of March 31, 2022, there was $41,596 accrued of capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statement of Financial Condition. As of September 30, 2021, there was no accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statement of Financial Condition.

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

As of March 31, 2022, included in accounts payable and accrued expenses is $19,457 for accrued allocated shared services under the Administration Agreement. As of September 30, 2021, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement, as a result of the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

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

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of March 31, 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373,109.

The Administrator and Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement and trustee fees, for the three months ended December 31, 2021 (the “Operating Expenses Reimbursement Waiver”). During the six months ended March 31, 2022, the Administrator and Investment Adviser waived the reimbursement of $172,215 in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the three and six months ended March 31, 2022. As of March 31, 2022 and September 30, 2021, accounts payable and accrued expenses included $454,219 and $211,571, respectively, for reimbursable expenses, net of the Operating Expenses Reimbursement Waiver, that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement. As of March 31, 2022, GGP Holdings LP has an aggregate commitment of $102,010,500. As of March 31, 2022, the Company has issued 1,972,819.000 shares of its common stock to GGP Holdings LP in exchange for aggregate capital contributions totaling $29,592,285. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2022, permits the Company to borrow a maximum of $70,000,000 and expires on July 1, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of March 31, 2022 and September 30, 2021 consisted of the following:

	As of March 31, 2022			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$6,403,275	$6,288,205	$6,197,808	$5,754,196	$5,642,935	$5,568,237
One stop	66,443,886	65,364,398	66,184,970	16,303,977	16,045,949	16,067,587
Second lien	1,222,575	1,200,932	1,176,194	1,222,575	1,198,283	1,182,051
Subordinated debt	161,927	158,874	161,927	—	—	—
Equity	N/A	4,560,542	4,769,904	N/A	172,259	172,257
Total	$74,231,663	$77,572,951	$78,490,803	$23,280,748	$23,059,426	$22,990,132

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

	As of March 31, 2022		As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$8,359,164	10.8%	$646,413	2.8%
Midwest	9,783,810	12.6	3,394,404	14.7
Northeast	6,275,950	8.1	3,339,818	14.5
Southeast	18,735,463	24.2	534,171	2.3
Southwest	8,281,258	10.7	2,000,980	8.7
West	14,839,359	19.1	3,795,164	16.5
Canada	410,806	0.5	404,847	1.8
United Kingdom	7,338,219	9.5	6,096,705	26.4
Netherlands	3,516,832	4.5	2,846,924	12.3
Australia	32,090	0.0 *	—	—
Total	$77,572,951	100.0%	$23,059,426	100.0%
Fair Value:
United States
Mid-Atlantic	$8,556,795	10.9%	$647,553	2.8%
Midwest	9,926,708	12.7	3,393,916	14.8
Northeast	6,343,929	8.1	3,356,038	14.6
Southeast	19,129,257	24.4	534,046	2.3
Southwest	8,420,820	10.7	2,006,629	8.7
West	15,001,401	19.1	3,793,908	16.5
Canada	417,572	0.5	404,712	1.8
United Kingdom	7,192,493	9.2	6,006,425	26.1
Netherlands	3,469,738	4.4	2,846,905	12.4
Australia	32,090	0.0 *	—	—
Total	$78,490,803	100.0%	$22,990,132	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2022 and September 30, 2021 were as follows:

	As of March 31, 2022			As of September 30, 2021
Amortized Cost:
Auto Components	$330,081	0.4%		$274,456	1.2%
Automobiles	8,093,450	10.4		2,004,114	8.7
Building Products	5,282,134	6.8		—	—
Chemicals	3,516,832	4.6		2,846,924	12.4
Commercial Services and Supplies	4,145,140	5.3		—	—
Containers and Packaging	2,926,930	3.8		—	—
Distributors	217,841	0.3		168,558	0.7
Diversified Consumer Services	3,155,179	4.1		550,281	2.4
Diversified Financial Services	1,399,855	1.8		458,449	2.0
Food and Staples Retailing	403,272	0.5		—	—
Food Products	2,353,302	3.0		1,891,969	8.2
Health Care Technology	20,720	0.0	*	—	—
Healthcare Providers and Services	8,282,989	10.7		4,803,950	20.8
Hotels, Restaurants and Leisure	118,915	0.2		43,835	0.2
Industrial Conglomerates	85,030	0.1		—	—
Insurance	3,133,376	4.0		2,200,286	9.5
IT Services	713,187	0.9		595,220	2.6
Life Sciences Tools & Services	2,637,813	3.4		46,209	0.2
Paper and Forest Products	703,446	0.9		—	—
Pharmaceuticals	2,621,611	3.4		1,521,500	6.6
Professional Services	4,882,234	6.3		365,613	1.6
Software	20,427,071	26.4		5,258,707	22.8
Specialty Retail	2,057,558	2.7		—	—
Textiles, Apparel and Luxury Goods	34,281	0.0	*	—	—
Water Utilities	30,704	0.0	*	29,355	0.1
Total	$77,572,951	100.0%		$23,059,426	100.0%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	As of March 31, 2022			As of September 30, 2021
Fair Value:
Auto Components	$334,728	0.4%		$274,364	1.2%
Automobiles	8,218,574	10.5		2,003,334	8.7
Building Products	5,449,217	6.9		—	—
Chemicals	3,469,738	4.4		2,846,905	12.4
Commercial Services and Supplies	4,200,374	5.4		—	—
Containers and Packaging	2,988,348	3.8		—	—
Distributors	220,760	0.3		168,463	0.7
Diversified Consumer Services	3,214,043	4.1		549,825	2.4
Diversified Financial Services	1,415,790	1.8		465,004	2.0
Food and Staples Retailing	408,137	0.6		—	—
Food Products	2,364,344	3.0		1,893,553	8.3
Health Care Technology	20,719	0.0	*	—	—
Healthcare Providers and Services	8,248,970	10.5		4,741,680	20.6
Hotels, Restaurants and Leisure	131,908	0.2		45,291	0.2
Industrial Conglomerates	98,388	0.1		—	—
Insurance	3,170,053	4.0		2,197,937	9.6
IT Services	723,402	0.9		594,985	2.6
Life Sciences Tools & Services	2,699,304	3.4		46,142	0.2
Paper and Forest Products	710,363	0.9		—	—
Pharmaceuticals	2,634,461	3.4		1,493,319	6.5
Professional Services	4,938,411	6.3		365,583	1.6
Software	20,658,223	26.4		5,274,419	22.9
Specialty Retail	2,108,911	2.7		—	—
Textiles, Apparel and Luxury Goods	34,278	0.0	*	—	—
Water Utilities	29,359	0.0	*	29,328	0.1
Total	$78,490,803	100.0%		$22,990,132	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three and six months ended March 31, 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the three months ended September 30, 2021 were not subject to review by an independent valuation firm prior to October 1, 2021. All investments as of March 31, 2022 and September 30, 2021 were valued using Level 3 inputs of the fair value hierarchy.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2022 and September 30, 2021:

As of March 31, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$73,720,899	$73,720,899
Equity investments(1)	—	—	4,769,904	4,769,904
Total assets, at fair value:	$—	$—	$78,490,803	$78,490,803

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$22,817,875	$22,817,875
Equity investments(1)	—	—	172,257	172,257
Total assets, at fair value:	$—	$—	$22,990,132	$22,990,132

(1)Refer to the Consolidated Schedule of Investments for further details.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2022, reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2022 was $398,956 and $987,147, respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2022:

	Six months ended March 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,817,875	$172,257	$22,990,132
Net change in unrealized appreciation (depreciation) on investments	777,783	209,364	987,147
Funding of (proceeds from) revolving loans, net	464,396	—	464,396
Fundings of investments	52,190,326	4,388,283	56,578,609
PIK interest	105,035	—	105,035
Proceeds from principal payments of portfolio investments	(2,755,608)	—	(2,755,608)
Accretion of discounts and amortization of premiums	121,092	—	121,092
Fair value, end of period	$73,720,899	$4,769,904	$78,490,803

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022 and September 30, 2021:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$6,095,280	Market rate approach	Market interest rate	4.5% - 6.5% (5.2%)
		Market comparable companies	EBITDA multiples	10.0x - 23.6x (20.2x)
	102,528	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$66,087,383	Market rate approach	Market interest rate	5.3% - 11.3% (6.7%)
		Market comparable companies	EBITDA multiples	10.0x - 36.8x (17.9x)
		Market comparable companies	Revenue multiples	6.0x - 22.0x (11.2x)
	97,587	Market comparable companies	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$1,338,121	Market rate approach	Market interest rate	8.2% - 11.5% (8.6%)
		Market comparable companies	EBITDA multiples	23.6x - 24.0x (23.6x)
Equity(3)	$4,769,904	Market comparable companies	EBITDA multiples	10.0x - 26.8x (17.4x)
			Revenue multiples	11.0x - 22.0x (15.7x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $55,885,289 and $10,202,094 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $4,291,416 and $478,488 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2022 and September 30, 2021:

	As of March 31, 2022		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$29,996,118	$29,996,118	$16,350,000	$16,350,000

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2022, the Company’s asset coverage for borrowed amounts was 296.3%.

PNC Facility: On March 21, 2022, the Company and GDLC Funding entered into a revolving credit and security agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC Bank”), as administrative agent, collateral agent and a lender and PNC Capital Markets LLC, as structuring agent. Under the PNC Facility, the lender has agreed to extend credit to the Company in an aggregate amount of up to $34,000,000, subject to leverage and borrowing base restrictions, with a stated maturity date of March 21, 2025.

Borrowings under the PNC Facility bear interest, at the Company’s election and depending on the currency of the borrowing, of either Term SOFR, Daily Simple SOFR, CDOR, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 1.75% to 2.15%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of the Company. The Company will pay to PNC Bank, an unused commitment fee, payable quarterly, equal to 0.20% to 0.30% per annum of the average unused portion of available borrowings under the PNC Facility. The PNC Facility is secured by assets held by GDLC Funding and by the unfunded commitments of investors in the Company. As of March 31, 2022, the Company had outstanding debt of $20,500,000 under the PNC Facility.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
For the three and six months ended March 31, 2022, the stated interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended	Six months ended
	March 31, 2022	March 31, 2022
Stated interest expense	$1,215	$1,215
Facility fees	2,908	2,908
Amortization of debt issuance costs	3,795	3,795
Total interest expense	7,918	7,918
Annualized average stated interest rate	2.2%	2.2%
Average outstanding balance	$227,778	$112,637

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

The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR on the Adviser Revolver as of March 31, 2022 was 1.0%. As of March 31, 2022 and September 30, 2021, the Company had outstanding debt of $9,496,118 and $16,350,000, respectively, under the Adviser Revolver.

For the three and six months ended March 31, 2022, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended	Six months ended
	March 31, 2022	March 31, 2022
Stated interest expense	$27,543	$35,722
Cash paid for interest expense	8,153	9,619
Annualized average stated interest rate	0.4%	0.3%
Average outstanding balance	$26,014,414	$21,932,679

For the three and six months ended March 31, 2022, the average total debt outstanding was $26,242,192 and $22,045,317, respectively.

For the three and six months ended March 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 0.6% and 0.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$9,496,118	$—	$9,496,118	$—	$—
PNC Facility	20,500,000	—	20,500,000	—	—
Total borrowings	$29,996,118	$—	$29,996,118	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2022, the Company had outstanding commitments to fund investments totaling $33,037,662, including $6,541,507 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $6,196,567, including $2,015,644 on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2022 and September 30, 2021, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Six months ended March 31, 2022
Net asset value at beginning of period	$14.97
Distributions declared:(2)
From net investment income	(0.92)
Net investment income	0.57
Net realized gain (loss) on foreign currency transactions	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.39
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	6.43%
Number of common shares outstanding	3,930,152.333

Listed below are supplemental data and ratios to the financial highlights:	Six months ended March 31, 2022
Ratio of net investment income to average net assets*	7.66%
Ratio of total expenses to average net assets*	3.55%
Ratio of management fee waiver to average net assets*	(1.31)%
Ratio of incentive fee waiver to average net assets	(0.20)%
Ratio of operating expense waiver to average net assets	(0.36)%
Ratio of net expenses to average net assets*	1.68%
Ratio of incentive fees to average net assets	0.50%
Ratio of total expenses (without incentive fees) to average net assets*	3.05%
Total return based on average net asset value(5)*	12.56%
Net assets at end of period	$58,952,285
Average debt outstanding	$22,045,317
Average debt outstanding per share	$5.61
Portfolio Turnover *	9.19%
Asset coverage ratio(6)	296.33%
Asset coverage ratio per unit(7)	$2,963
Average market value per unit (8):
Adviser Revolver	N/A
PNC Facility	N/A

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
(8)Not applicable as both the Adviser Revolver and PNC Facility are not registered for public trading.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2022:

	Three months ended	Six months ended
	March 31, 2022	March 31, 2022

Earnings available to stockholders	$1,625,872	$2,959,052
Basic and diluted weighted average shares outstanding	3,426,305	3,160,509
Basic and diluted earnings per share	$0.47	$0.94

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2022:

Date Declared		Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the six months ended March 31, 2022
10/05/2021		10/05/2021	11/22/2021	2,424,742.000	$—	(1)	$—
10/05/2021		10/18/2021	11/22/2021	2,424,742.000	0.1530		371,044
11/19/2021		11/29/2021	12/27/2021	3,098,110.333	0.0898		278,168
11/19/2021		12/20/2021	02/28/2022	3,098,110.333	0.1939		600,698
11/19/2021	Total dividends declared for	01/20/2022	03/23/2022	3,098,110.333	0.1656		513,049
02/04/2022		02/25/2022	05/23/2022	3,514,131.333	0.1461		513,385
02/04/2022		03/21/2022	05/23/2022	3,514,131.333	0.1706		599,438
Total dividends declared for the six months ended March 31, 2022							$2,875,782
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

On April 1, 2022, the Company entered into subscription agreements with additional stockholders totaling $5,000,000 in the aggregate.

On April 5, 2022, the Company issued a capital call to stockholders that was due on April 15, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	4/15/2022	568,028.000	$15.00	$8,520,420

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
On February 4, 2022 and May 6, 2022, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
February 25, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2022 through February 28, 2022 per share
March 21, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2022 through March 31, 2022 per share
April 29, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2022 through April 30, 2022 per share
May 20, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2022 through May 31, 2022 per share
June 24, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2022 through June 30, 2022 per share
July 19, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2022 through July 31, 2022 per share

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
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•general economic and political trends and other external factors, including the COVID-19 pandemic;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to the disruptions caused by the COVID-19 pandemic;
•turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $45.0 billion in capital under management as of March 31, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of March 31, 2022 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of March 31, 2022		As of September 30, 2021
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$6,197,808	8.0%	$5,568,237	24.2%
One stop	66,184,970	84.0	16,067,587	70.0
Second lien	1,176,194	2.0	1,182,051	5.1
Subordinated debt	161,927	0.0 *	—	—
Equity	4,769,904	6.0	172,257	0.7
Total	$78,490,803	100.0%	$22,990,132	100.0%
*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2022 and September 30, 2021, one stop loans included $10,202,094 and $1,595,963 of late stage lending loans at fair value, respectively.

As of March 31, 2022 and September 30, 2021, we had debt and equity investments in 75 and 29 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value, total return based on the change in the net asset value of our stock assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our net investment income - return on equity for the three and six months ended March 31, 2022:

	Three months ended	Six months ended
	March 31, 2022	March 31, 2022
Weighted average income yield(1)*	6.9%	6.9%
Weighted average investment income yield(2)*	7.4%	7.3%
Total return based on average net asset value(3) *	12.9%	12.6%
Total return based on net asset value per share(4)	3.2%	6.4%
Net investment income - return on equity(5)*	7.7%	7.7%

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
(5)Net investment income - return on equity is calculated as (a) net investment income after excise tax divided by (b) the daily average of total net assets.
As of March 31, 2022, GDLC has earned an inception-to-date internal rate of return, or IRR, of 10.9% for stockholders taken as a whole. For the six months ended March 31, 2022, GDLC has earned a year-to-date IRR of 13.2% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments or derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.

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

COVID-19 Pandemic

The spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While restrictions, business closures and other quarantine measures have been lifted in certain states in the United States and other countries, COVID-19 outbreaks have led and could lead to the re-introduction of such restrictions. As a result, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our portfolio companies’ operating results or the impact COVID-19 may have on our results of operations and financial condition.

We and GC Advisors continue to monitor the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and future recommendations from such authorities may further impact our business operations and financial results. Due to certain resurgences of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19.

LIBOR Transition

In July 2017, the Financial Conduct Authority, or the FCA, announced its intention to cease sustaining the London Inter-Bank Offered Rate, or LIBOR, by the end of 2021.

At the end of January 2021, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, concluded a consultation on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR, settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings, including one-month LIBOR, immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will become unrepresentative before such dates. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after U.S. dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy U.S. dollar LIBOR contracts to mature before

LIBOR experiences disruptions. On March 8, 2021, the Alternative Reference Rates Committee confirmed that in its opinion the March 5, 2021 announcements by the IBA and the FCA on the future cessation and loss of the representativeness of the LIBOR benchmark rates constitutes a “benchmark transition event” with respect to all U.S. dollar LIBOR settings. A “benchmark transition event” may cause, or allow for, certain contracts to replace LIBOR with an alternative reference rate and such replacement could have a material and adverse impact on the debt financing securitization (CLO) market, the leveraged loan market and/or us.

In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate, or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA.

Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.

As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates payable on our leverage and our portfolio investments as a result of the discontinued publication of LIBOR results in a decrease in our net investment income and distributions we are able to pay to our stockholders.

As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The IBA has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published. The documents governing all of our portfolio company debt investments priced via reference to non-USD LIBOR included provisions to effectuate the transition to alternative reference rates, and GC Advisors has amended, or is in the process of amending, the documents governing our portfolio company debt investments priced via reference to USD LIBOR to an alternative reference rate, such as the forward-looking term SOFR based on prevailing market conditions and practice.

In anticipation of the discontinuation of LIBOR, we assessed our current debt facilities for our exposure to LIBOR. The PNC Facility (as defined in Note 7 of our consolidated financial statements) utilizes SOFR as a reference rate for USD borrowings and foreign alternative reference rates for foreign borrowings. The Adviser Revolver (as defined in Note 7 of our consolidated financial statements) currently utilizes a reference rate of short-term AFR. We expect any new debt facilities that we enter into subsequent to March 31, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On April 1, 2022, we entered into subscription agreements with additional stockholders totaling $5,000,000 in the aggregate.
On April 5, 2022, we issued a capital call to stockholders that was due on April 15, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	4/15/2022	568,028.000	$15.00	$8,520,420

On February 4, 2022 and May 6, 2022, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
February 25, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles, or GAAP, for the period February 1, 2022 through February 28, 2022 per share
March 21, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2022 through March 31, 2022 per share
April 29, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2022 through April 30, 2022 per share
May 20, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2022 through May 31, 2022 per share
June 24, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2022 through June 30, 2022 per share
July 19, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2022 through July 31, 2022 per share

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2022 are as follows:

	Three months ended	Six months ended
	March 31, 2022	March 31, 2022
Interest income	$1,228,296	$2,052,017
Accretion of discounts and amortization of premiums	83,209	121,092
Fee income	651	17,589
Total investment income	1,312,156	2,190,698
Net expenses	328,052	378,128
Net investment income - before excise tax	984,104	1,812,570
Excise tax	7,734	7,734
Net investment income - after excise tax	976,370	1,804,836
Net realized gain (loss) on investment transactions	(5,661)	(25,958)
Net change in unrealized appreciation (depreciation) on investment transactions	655,163	1,180,174
Net increase in net assets resulting from operations	$1,625,872	$2,959,052
Average earning portfolio company investments, at fair value	$72,156,708	$59,800,463

As we commenced operations on July 1, 2021, no income was earned prior to July 1, 2021.

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2022:

	Three months ended	Six months ended
	March 31, 2022	March 31, 2022
Interest expense	$31,666	$39,845
Amortization of debt issuance costs	3,795	3,795
Income incentive fee, net of waiver	100,164	100,164
Capital gain incentive fee accrued (reversed) under GAAP	(301)	41,596
Professional fees	144,219	285,091
Administrative service fee	19,457	25,252
General and administrative expenses	29,052	54,600
Operating expenses reimbursement waived	—	(172,215)
Net expenses	$328,052	$378,128
Average debt outstanding	$26,242,192	$22,045,317

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

As we commenced operations on July 1, 2021, no expenses were incurred prior to July 1, 2021.

Effective April 1, 2022, GC Advisors changed its practice of retaining administrative agent fees earned in respect of co-investment transactions in which we participate. In connection with this change, for the three months ended March 31, 2022, GC Advisors voluntarily and irrevocably waived $7,423* of the Income Incentive Fee related to certain administrative agent fees received by GC Advisors prior to this change. The waiver had the net economic effect of providing us an amount equal to our pro rata portion of administrative agent fees earned by GC Advisors from our borrowers.

*The net economic effect represents $8,159 of GDLC’s pro rata portion of administrative agent fees retained by GC Advisors since GDLC commenced operations on July 1, 2021, reduced by $736 of the additional incentive fees GC Advisors would have earned on the pro rata portion of administrative agent fees.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended March 31, 2022:

	Three months ended	Six months ended
	March 31, 2022	March 31, 2022
Net realized gain (loss) from investments	$(5,661)	$(25,958)
Net realized gain (loss) from investment transactions	$(5,661)	$(25,958)
Unrealized appreciation from investments	718,462	1,104,250
Unrealized (depreciation) from investments	(321,756)	(117,103)
Unrealized appreciation (depreciation) on foreign currency translation	258,457	193,027
Net change in unrealized appreciation (depreciation) on investment transactions	$655,163	$1,180,174

For three months ended March 31, 2022, we had $718,462 in unrealized appreciation on 42 portfolio company investments, which was offset by $321,756 in unrealized depreciation on 34 portfolio company investments. For the six months ended March 31, 2022, we had $1,104,250 in unrealized appreciation on 57 portfolio company investments, which was offset by $117,103 in unrealized depreciation on 19 portfolio company investments. Unrealized appreciation for the three and six months ended March 31, 2022 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three and six months ended March 31, 2022 primarily resulted from the amortization of discounts that resulted in an increase to the cost basis of portfolio company investments.

Liquidity and Capital Resources

For the six months ended March 31, 2022, we experienced a net decrease in cash and foreign currencies of $18,216,070. During the period, we used $52,477,251 in operating activities, primarily as a result of fundings of portfolio investments of $56,578,609, partially offset by proceeds from principal payments of portfolio investments of $2,755,608. During the same period, cash provided by financing activities was $34,261,181, primarily driven by borrowings on debt of $44,939,985 and proceeds from the issuance of common shares of $22,581,155, that were partially offset by repayments of debt of $31,100,000 and distributions paid of $1,762,959.

As of March 31, 2022 and September 30, 2021, we had $11,223,176 and $29,432,086 of cash, respectively. In addition, as of March 31, 2022 and September 30, 2021, we had $124,369 and $158,327 of foreign currencies, respectively. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of March 31, 2022 and September 30, 2021, we had investor capital subscriptions totaling $208,010,500 and $202,010,500, respectively, of which $58,952,285 and $36,371,130, respectively, had been called and contributed, leaving $149,058,215 and $165,639,370 of uncalled investor capital subscriptions, respectively.

Revolving Credit Facilities
PNC Facility - On March 21, 2022, we entered into a revolving credit and security agreement with PNC Bank (as defined in Note 7 of our consolidated financial statements). As of March 31, 2022, we were permitted to borrow up to $34,000,000 at any one time. As of March 31, 2022, we had outstanding debt of $20,500,000 under the PNC Facility.

Adviser Revolver - As of March 31, 2022 and September 30, 2021, we were permitted to borrow up to $70,000,000 and $40,000,000, respectively, at any one time outstanding under the Adviser Revolver. As of March 31, 2022 and September 30, 2021, we had outstanding debt of $9,496,118 and $16,350,000, respectively, under the Adviser Revolver. On November 15, 2021, we entered into an amendment to increase borrowing capacity under the Adviser Revolver from $40,000,000 to $70,000,000 and permit us to borrow in foreign currencies.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of March 31, 2022, our asset coverage for borrowed amounts was 296.3%.

As of March 31, 2022, we had outstanding commitments to fund investments totaling $33,037,662, including $6,541,507 of commitments on undrawn revolvers. As of September 30, 2021, we had outstanding commitments to fund investments totaling $6,196,567, including $2,015,644 of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2022 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the PNC Facility and the Adviser Revolver as of March 31, 2022 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2022. As of March 31, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2022 and September 30, 2021, we had investments in 75 and 29 portfolio companies, respectively, with a total fair value of $78,490,803 and $22,990,132, respectively.

The following table shows the asset mix of our new investment commitments the three and six months ended March 31, 2022:

	Three months ended		Six months ended
	March 31, 2022		March 31, 2022
	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$103,982	1.0%	$1,046,837	1.2%
One stop	9,568,959	87.6	79,516,106	93.4
Subordinated debt	—	—	156,963	0.2
Equity	1,249,722	11.4	4,388,283	5.2
Total new investment commitments	$10,922,663	100.0%	$85,108,189	100.0%

For the six months ended March 31, 2022, we had approximately $2,755,608 in proceeds from principal payments of portfolio companies.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2022 (1)			As of September 30, 2021(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured:
Performing	$6,403,275	$6,288,205	$6,197,808	$5,754,196	$5,642,935	$5,568,237
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	66,443,886	65,364,398	66,184,970	16,303,977	16,045,949	16,067,587
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	1,222,575	1,200,932	1,176,194	1,222,575	1,198,283	1,182,051
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	161,927	158,874	161,927	—	—	—
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	4,560,542	4,769,904	N/A	172,259	172,257
Total	$74,231,663	$77,572,951	$78,490,803	$23,280,748	$23,059,426	$22,990,132

(1)As of March 31, 2022, $802,050 and $817,286 of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
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
As of March 31, 2022 and September 30, 2021, we had no loans on non-accrual status. As of March 31, 2022 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated during the three and six months ended March 31, 2022:

	Three months ended	Six months ended
	March 31, 2022	March 31, 2022
Weighted average rate of new investment fundings	6.4%	6.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.7%	5.7%
Weighted average fees of new investment fundings	0.8%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	6.5%	6.5%

As of March 31, 2022, 98.3% and 98.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2021, 73.7% and 73.4% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2022 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $48,998,000 and $30,394,000, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2022 and September 30, 2021:

	As of March 31, 2022		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$—	—%	$—	—%
4	78,077,686	99.5	22,990,132	100.0
3	413,117	0.5	—	—
2	—	—	—	—
1	—	—	—	—
Total	$78,490,803	100.0%	$22,990,132	100.0%

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
•GC Advisors voluntarily agreed to waive reimbursement from us for operating expenses during the quarters ended December 31, 2021.
•GC Advisors voluntarily agreed to waive any Income Incentive Fees due from us for the quarter ended December 31, 2021 and $7,423 of Income Incentive Fees for the quarter ended March 31, 2022.
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
•As of March 31, 2022, GGP Holdings LP, an affiliate of GC Advisors, had an aggregate commitment to us of $102,010,500. As of March 31, 2022, we have issued 1,972,819.000 shares of our common stock to GGP Holdings LP in exchange for aggregate capital contributions totaling $29,592,285. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations will be subject to review by an independent valuation firm and each portfolio company will be subject to review at least once on during a trailing twelve-month period. Investments originated during the three months ended September 30, 2021 were not subject to review by an independent valuation firm prior to October 1, 2022. As of March 31, 2022 and September 30, 2021, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statements of Operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of March 31, 2022 and September 30, 2021, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2022, we incurred $7,734 and $7,734, respectively, of U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2022 and September 30, 2021, the weighted average floor on the loans subject to floating interest rates was 0.68% and 0.53%, respectively. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, Canadian Bankers Acceptance Rate, Sterling Overnight Index Average, or the Euro Short-Term Rate plus a margin rate ranging from 1.75% and 2.15%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2022 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(17,960)	$(74,990)	$57,030
Up 50 basis points	460,760	149,981	310,779
Up 100 basis points	815,843	299,961	515,882
Up 150 basis points	1,174,574	449,942	724,632
Up 200 basis points	1,533,305	599,922	933,383

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, PNC Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Political uncertainty could adversely affect our business.

U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to the elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, or the effect on world leaders and governments of the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.
10.1Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Articles of Amendment, effective as of March 14, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 18, 2022).
10.2	Revolving Credit and Security Agreement, dated as of March 21, 2022, among Golub Capital Direct Lending Corporation and GDLC Funding LLC, as borrowers, PNC Bank, National Association, as administrative agent, collateral agent, and a Lender, and PNC Capital Markets LLC, as structuring agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 24, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Corporation

Date: May 16, 2022	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)