Form 10-Q
period 2022-06-30
GOLUB CAPITAL DIRECT LENDING CORP
filed 2022-08-15
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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

As of August 15, 2022, the Registrant had 8,040,522.867 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2022	September 30, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $129,577,167 and $23,059,426, respectively)	$128,777,064	$22,990,132
Cash and cash equivalents	7,141,063	29,432,086
Foreign currencies (cost of $867,253 and $160,153, respectively)	861,590	158,327
Interest receivable	529,657	58,781
Deferred offering costs	258,042	350,272
Other assets	8,265	—
Total Assets	$137,575,681	$52,989,598
Liabilities
Debt	$45,834,903	$16,350,000
Less unamortized debt issuance costs	392,082	—
Debt less unamortized debt issuance costs	45,442,821	16,350,000
Interest payable	221,476	1,466
Distributions payable	764,804	—
Management and incentive fees payable	131,227	—
Payable for investments purchased	1,330,009	—
Accounts payable and accrued expenses	431,796	345,271
Accrued trustee fees	20,004	5,001
Total Liabilities	48,342,137	16,701,738
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2022 and September 30, 2021	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 5,989,253.866 and 2,424,742.000 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	5,990	2,425
Paid in capital in excess of par	89,832,818	36,368,705
Distributable earnings (losses)	(605,264)	(83,270)
Total Net Assets	89,233,544	36,287,860
Total Liabilities and Total Net Assets	$137,575,681	$52,989,598
Number of common shares outstanding	5,989,253.866	2,424,742.000
Net asset value per common share	$14.90	$14.97

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three months ended	Nine months ended
	June 30, 2022	June 30, 2022
Investment income
Interest income	$1,777,624	$3,950,733
Fee income	8,323	25,912
Total investment income	1,785,947	3,976,645
Expenses
Interest expense	247,925	291,565
Base management fee	257,576	567,171
Incentive fee	89,631	325,850
Professional fees	166,641	451,732
Administrative service fee	28,440	53,692
General and administrative expenses	30,672	85,272
Total expenses	820,885	1,775,282
Base management fee waived (Note 4)	(257,576)	(567,171)
Incentive fee waived (Note 4)	—	(94,459)
Operating expenses reimbursement waived (Note 4)	—	(172,215)
Net expenses	563,309	941,437
Net investment income - before excise tax	1,222,638	3,035,208
Excise tax	—	7,734
Net investment income - after excise tax	1,222,638	3,027,474
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	(21,499)	(47,457)
Net realized gain (loss) on investment transactions	(21,499)	(47,457)
Net change in unrealized appreciation (depreciation) from:
Investments	(1,717,955)	(730,808)
Translation of assets and liabilities in foreign currencies	676,356	869,383
Net change in unrealized appreciation (depreciation) on investment transactions	(1,041,599)	138,575
Net gain (loss) on investment transactions	(1,063,098)	91,118
Net increase in net assets resulting from operations	$159,540	$3,118,592
Per Common Share Data
Basic and diluted earnings per common share (Note 10)	$0.03	$0.85
Basic and diluted weighted average common shares outstanding (Note 10)	4,694,025	3,671,681

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	2,424,742.000	$2,425	$36,368,705	$(83,270)	$36,287,860
Issuance of common stock	3,564,511.866	3,565	53,464,113	—	53,467,678
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,027,474	3,027,474
Net realized gain (loss) on investment transactions	—	—	—	(47,457)	(47,457)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	138,575	138,575
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(2,875,782)	(2,875,782)
Distributions declared and payable	—	—	—	(764,804)	(764,804)
Total increase (decrease) for the nine months ended June 30, 2022	3,564,511.866	3,565	53,464,113	(521,994)	52,945,684
Balance at June 30, 2022	5,989,253.866	$5,990	$89,832,818	$(605,264)	$89,233,544
Balance at March 31, 2022	3,930,152.333	$3,930	$58,948,355	$—	$58,952,285
Issuance of common stock	2,059,101.533	2,060	30,884,463	—	30,886,523
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,222,638	1,222,638
Net realized gain (loss) on investment transactions	—	—	—	(21,499)	(21,499)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(1,041,599)	(1,041,599)
Distributions to stockholders:
Distributions declared and payable	—	—	—	(764,804)	(764,804)
Total increase (decrease) for the three months ended June 30, 2022	2,059,101.533	2,060	30,884,463	(605,264)	30,281,259
Balance at June 30, 2022	5,989,253.866	$5,990	$89,832,818	$(605,264)	$89,233,544

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

Nine months ended, June 30, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$3,118,592
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	37,030
Accretion of discounts and amortization of premiums	(189,517)
Net realized (gain) loss on foreign currency transactions	47,457
Net change in unrealized (appreciation) depreciation on investments	730,808
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(869,383)
Proceeds from (fundings of) revolving loans, net	(564,701)
Fundings of investments	(108,433,494)
Proceeds from principal payments of portfolio investments	2,927,315
PIK interest	(257,343)
Changes in operating assets and liabilities:
Interest receivable	(470,876)
Deferred offering costs	92,230
Other assets	(8,265)
Interest payable	220,010
Management and incentive fees payable	131,227
Payable for investments purchased	1,330,009
Accounts payable and accrued expenses	86,525
Accrued trustee fees	15,003
Net cash provided by (used in) operating activities	(102,057,373)
Cash flows from financing activities
Borrowings on debt	70,204,286
Repayments of debt	(39,850,000)
Capitalized debt issuance costs	(429,112)
Proceeds from issuance of common shares	53,467,678
Distributions paid	(2,875,782)
Net cash provided by (used in) financing activities	80,517,070
Net change in cash and cash equivalents and foreign currencies	(21,540,303)
Effect of foreign currency exchange rates	(47,457)
Cash and cash equivalents and foreign currencies, beginning of period	29,590,413
Cash and cash equivalents and foreign currencies, end of period	$8,002,653
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,526
Distributions declared during the period	$3,640,586
Supplemental disclosure of non-cash operating and financing activity:
Change in distributions payable	$764,804
The following table provides a reconciliation of cash and cash equivalents and foreign currencies within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts in the Consolidated Statement of Cash Flows:

As of June 30, 2022
Cash and cash equivalents	$7,141,063
Foreign currencies (cost of $867,253)	861,590
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statement of Cash Flows	$8,002,653
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Auto Components
COP CollisionRight Holdings, Inc.	One stop	SF + 5.00%	(h)(i)	6.17%	04/2028	$658,850	$649,088	0.7%	$653,085
COP CollisionRight Holdings, Inc.	One stop	SF + 5.00%	(i)	7.11%	04/2028	16,296	15,903	—	15,889
COP CollisionRight Holdings, Inc.(5)	One stop	SF + 5.00%		N/A(6)	04/2028	—	(4,140)	—	(3,886)
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	5.50%	08/2027	277,704	275,326	0.3	277,704
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	6.75%	08/2027	56,327	55,073	0.1	56,327
Covercraft Parent III, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(795)	—	—
						1,009,177	990,455	1.1	999,119
Automobiles
CG Group Holdings, LLC	One stop	L + 7.25%	(b)	7.50% cash/2.00% PIK	07/2027	1,800,470	1,785,342	1.9	1,710,447
CG Group Holdings, LLC	One stop	L + 7.25%	(a)	6.92% cash/2.00% PIK	07/2026	336,541	333,139	0.4	319,648
Cobblestone Intermediate Holdco, LLC	One stop	L + 5.50%	(a)	7.17%	01/2026	548,134	543,442	0.6	548,134
Cobblestone Intermediate Holdco, LLC	One stop	L + 5.50%	(a)	7.11%	01/2026	375,876	372,197	0.4	375,876
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	1,726,623	1,710,862	1.9	1,692,091
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	308,576	305,760	0.3	302,405
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	179,196	176,211	0.2	172,656
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	155,457	154,038	0.2	152,348
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	124,365	123,230	0.1	121,878
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	124,365	123,230	0.1	121,878
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	102,602	101,665	0.1	100,550
Denali Midco 2, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(13,885)	—	(30,421)
National Express Wash Parent JV, LLC	One stop	SF + 5.50%	(i)(j)	6.29%	02/2028	665,794	659,592	0.7	665,794
National Express Wash Parent JV, LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(508)	—	—
National Express Wash Parent JV, LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(7,052)	—	—
POY Holdings, LLC	One stop	L + 5.50%	(b)	7.75%	11/2027	2,278,922	2,237,963	2.7	2,278,922
POY Holdings, LLC	One stop	L + 5.50%	(b)	7.75%	11/2027	35,833	31,979	—	35,833
POY Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(2,779)	—	—
						8,762,754	8,634,426	9.6	8,568,039
Building Products
BECO Holding Company, Inc.	One stop	L + 5.50%	(b)	7.75%	11/2028	3,763,985	3,729,893	4.1	3,688,706
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(4,450)	—	(7,985)
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(8,785)	—	(19,398)
						3,763,985	3,716,658	4.1	3,661,323
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chemicals
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(e)	6.25%	09/2028	$1,906,228	$2,073,593	2.0%	$1,849,041
PHM NL SP Bidco B.V.(7)(11)	One stop	L + 6.25%	(c)	6.75%	09/2028	790,419	778,067	0.9	766,707
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	SN + 6.25%	(g)	7.44%	09/2028	420,175	454,358	0.5	407,569
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(e)	6.31%	09/2028	201,487	212,847	0.2	194,043
						3,318,309	3,518,865	3.6	3,217,360
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	One stop	L + 5.50%	(b)	7.75%	10/2028	885,192	873,517	1.0	885,192
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(2,693)	—	—
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1,370)	—	—
EGD Security Systems, LLC	One stop	L + 5.75%	(b)	8.00%	12/2028	1,803,000	1,786,401	2.0	1,784,970
EGD Security Systems, LLC	One stop	L + 5.75%	(b)	7.44%	12/2028	511,280	506,573	0.6	506,167
EGD Security Systems, LLC	One stop	L + 5.75%	(a)(b)	7.30%	12/2027	235,440	232,473	0.3	232,170
EGD Security Systems, LLC (5)	One stop	L + 5.75%		N/A(6)	12/2028	—	(5,379)	—	(5,843)
OVG Business Services, LLC	One stop	L + 6.25%	(a)	7.25%	11/2028	102,244	100,133	0.1	97,132
OVG Business Services, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2026	—	(329)	—	(2,438)
Profile Products LLC	One stop	L + 5.25%	(b)	6.66%	11/2027	280,786	275,762	0.3	280,786
Profile Products LLC(7)	One stop	L + 5.25%	(b)	6.66%	11/2027	72,796	71,494	0.1	72,796
Profile Products LLC	One stop	P + 4.25%	(d)	9.00%	11/2027	16,375	15,553	—	16,375
Profile Products LLC(5)	One stop	L + 5.25%		N/A(6)	11/2027	—	(699)	—	—
Profile Products LLC(5)	One stop	L + 5.25%		N/A(6)	11/2027	—	(589)	—	—
Radwell Parent, LLC	One stop	SF + 5.75%	(i)	7.90%	03/2029	7,824,900	7,702,651	8.6	7,707,527
Radwell Parent, LLC(5)	One stop	SF + 5.75%		N/A(6)	03/2028	—	(3,458)	—	(3,608)
Radwell Parent, LLC(5)	One stop	SF + 5.75%		N/A(6)	03/2029	—	(14,601)	—	(14,019)
						11,732,013	11,535,439	13.0	11,557,207
Containers and Packaging
Chase Intermediate	One stop	L + 5.50%	(b)(c)	6.72%	10/2028	4,059,825	4,025,128	4.5	4,019,227
Chase Intermediate(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3,165)	—	(3,500)
Chase Intermediate(5)	One stop	L + 5.50%	(b)	N/A(6)	10/2028	—	(775)	—	(800)
Fortis Solutions Group LLC	One stop	L + 5.50%	(b)	7.65%	10/2028	1,782,201	1,753,572	2.0	1,768,834
Fortis Solutions Group LLC	One stop	L + 5.50%	(b)	7.73%	10/2027	20,173	14,785	—	17,903
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(5,434)	—	(1,401)
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(5,313)	—	(5,329)
						5,862,199	5,778,798	6.5	5,794,934
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(i)	5.50%	07/2027	$170,469	$169,026	0.2%	$167,486
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(h)(i)	5.69%	07/2027	103,178	102,304	0.1	101,372
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(i)	5.52%	07/2027	84,640	83,215	0.1	83,159
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(669)	—	(1,168)
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(775)	—	(805)
						358,287	353,101	0.4	350,044
Diversified Consumer Services
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	5.50%	07/2027	145,635	143,666	0.2	144,178
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(c)	5.50%	07/2027	98,589	97,761	0.1	97,603
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	5.50%	07/2027	96,060	94,815	0.1	95,099
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.75%	(b)	6.19%	07/2027	68,766	67,257	0.1	68,766
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)(c)	5.50%	07/2027	62,954	62,252	0.1	62,324
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)(c)	5.51%	07/2027	44,491	43,959	—	44,046
COP Hometown Acquisitions, Inc.(5)	Senior loan	L + 4.50%	(b)	N/A(6)	07/2027	—	(336)	—	(400)
EMS LINQ, LLC	One stop	L + 6.25%	(a)	7.92%	12/2027	523,200	518,424	0.6	517,968
EMS LINQ, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(746)	—	(817)
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)	7.67%	03/2027	902,361	888,298	1.0	902,361
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)	7.61%	03/2027	524,688	503,746	0.6	524,688
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)(b)(d)	7.92%	03/2027	36,923	36,158	—	36,923
FSS Buyer LLC	One stop	L + 5.75%	(a)	7.42%	08/2028	311,844	306,348	0.3	305,607
FSS Buyer LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(689)	—	(631)
HS Spa Holdings, Inc.	One stop	SF + 5.75%	(j)	7.56%	06/2029	441,900	433,162	0.5	433,062
HS Spa Holdings, Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(1,245)	—	(1,262)
Mario Purchaser, LLC	One stop	SF + 5.75%	(h)	7.38%	04/2029	422,462	414,231	0.5	414,013
Mario Purchaser, LLC	One stop	SF + 10.75%	(h)	11.63% PIK	04/2029	184,357	179,081	0.2	178,827
Mario Purchaser, LLC(5)	One stop	SF + 5.75%		N/A(6)	04/2028	—	(866)	—	(893)
Mario Purchaser, LLC(5)	One stop	SF + 5.75%		N/A(6)	04/2029	—	(5,291)	—	(5,431)
Mathnasium, LLC	One stop	L + 5.00%	(c)	5.75%	11/2027	523,235	518,547	0.6	512,770
Mathnasium, LLC	One stop	L + 5.00%	(c)	5.75%	11/2027	12,857	11,993	—	10,929
NSG Buyer, Inc.	One stop	P + 5.00%	(d)	9.75%	06/2029	1,074,666	1,063,923	1.2	1,063,919
NSG Buyer, Inc.	One stop	P + 5.00%	(d)	9.75%	06/2028	7,011	6,457	—	6,457
NSG Buyer, Inc. (5)	One stop	SF + 6.00%		N/A(6)	06/2029	—	(2,740)	—	(2,741)
RW AM Holdco LLC	One stop	SF + 5.25%	(i)	7.45%	04/2028	1,010,200	1,000,430	1.1	1,000,098
RW AM Holdco LLC(5)	One stop	SF + 5.25%		N/A(6)	04/2028	—	(874)	—	(904)
						6,492,199	6,377,721	7.2	6,406,559
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Banker's Toolbox, Inc.	One stop	L + 5.25%	(c)	6.75%	07/2027	$461,516	$455,803	0.5%	$452,286
Banker's Toolbox, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2027	—	—	—	(2,252)
Banker's Toolbox, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2027	—	—	—	(3,930)
Flash Topco, Inc.	One stop	L + 5.75%	(b)	6.99%	10/2028	950,723	942,138	1.1	941,215
Flash Topco, Inc. (5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(957)	—	(1,060)
						1,412,239	1,396,984	1.6	1,386,259
Food and Staples Retailing
Wineshipping.com LLC	One stop	L + 5.75%	(c)	7.58%	10/2027	383,839	380,430	0.5	383,839
Wineshipping.com LLC	One stop	L + 5.75%	(b)	6.87%	10/2027	13,333	12,593	—	13,333
Wineshipping.com LLC	One stop	L + 5.75%	(b)	6.76%	10/2027	10,471	9,981	—	10,471
						407,643	403,004	0.5	407,643
Food Products
Louisiana Fish Fry Products, Ltd.	One stop	L + 5.75%	(a)	7.42%	07/2027	562,847	558,081	0.6	545,961
Louisiana Fish Fry Products, Ltd.	One stop	L + 5.75%	(b)(c)	8.32%	07/2027	72,500	71,272	0.1	68,150
Ultimate Baked Goods Midco LLC	One stop	L + 6.50%	(a)	8.17%	08/2027	378,884	375,652	0.4	359,940
Ultimate Baked Goods Midco LLC	One stop	L + 6.50%	(a)	8.17%	08/2027	40,541	38,052	—	37,162
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	6.67%	07/2027	1,397,084	1,384,679	1.6	1,397,084
Whitebridge Pet Brands, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2027	—	(2,226)	—	—
Wizard Bidco Limited(7)(8)(9)	One stop	SN + 4.75%	(g)	5.94%	03/2029	368,178	392,826	0.4	363,576
Wizard Bidco Limited(5)(7)(8)(9)	One stop	SN + 4.75%		N/A(6)	09/2028	—	(900)	—	(599)
						2,820,034	2,817,436	3.1	2,771,274
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior loan	L + 8.25%	(b)	10.95%	09/2024	20,797	20,728	—	20,797
Coding Solutions Acquisition, Inc.	One stop	SF + 5.75%	(h)	6.99%	05/2028	299,000	296,080	0.3	293,020
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(385)	—	(860)
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(472)	—	(896)
Plasma Buyer LLC	One stop	SF + 5.75%	(i)	7.80%	05/2029	307,876	301,839	0.4	301,719
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(669)	—	(684)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(783)	—	(798)
Veranex, Inc.	Senior loan	SF + 4.75%	(i)	5.60%	04/2028	126,700	125,477	0.1	125,433
Veranex, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	04/2028	—	(306)	—	(317)
Veranex, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	04/2028	—	(2,046)	—	(2,120)
						754,373	739,463	0.8	735,294
Healthcare Providers and Services
AAH TOPCO, LLC	One stop	L + 5.50%	(a)	7.14%	12/2027	341,683	338,564	0.4	341,683
AAH TOPCO, LLC	Subordinated debt	N/A		11.50% PIK	12/2031	166,634	163,659	0.2	163,301
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(373)	—	—
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(9,585)	(0.1)	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Community Care Partners, LLC	One stop	SF + 5.75%	(h)	7.39%	06/2026	$133,376	$132,213	0.1%	$132,209
Community Care Partners, LLC(5)	One stop	SF + 5.75%		N/A(6)	06/2026	—	(171)	—	(172)
Datix Bidco Limited(7)(8)(9)	Senior loan	SN + 4.50%	(g)	6.19%	04/2025	3,071,437	3,391,216	3.4	3,010,009
Datix Bidco Limited(7)(8)(9)	Second lien	SN + 7.75%	(g)	9.44%	04/2026	1,089,924	1,202,257	1.2	1,079,024
ERC Topco Holdings, LLC	One stop	L + 5.50%	(a)(b)	6.75%	11/2028	2,162,098	2,144,905	2.4	2,140,477
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1,340)	—	(1,079)
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(6,214)	—	(5,333)
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%	(b)(c)	6.28%	12/2026	80,910	78,260	0.1	77,898
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%	(b)	5.75%	12/2026	47,698	47,278	0.1	47,221
Heartland Veterinary Partners LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2026	—	(127)	—	(144)
Suveto Buyer, LLC	One stop	L + 5.00%	(b)	7.25%	09/2027	1,040,253	1,027,121	1.1	1,009,903
Suveto Buyer, LLC	One stop	P + 4.00%	(b)(d)	8.07%	09/2027	49,907	48,337	0.1	46,278
						8,183,920	8,556,000	9.0	8,041,275
Hotels, Restaurants and Leisure
Harri US LLC	One stop	L + 10.00%	(b)	7.40% cash/4.00% PIK	08/2026	45,708	39,798	0.1	45,461
Harri US LLC(5)	One stop	L + 10.00%		N/A(6)	08/2026	—	(82)	—	91
Harri US LLC(5)	One stop	L + 10.00%		N/A(6)	08/2026	—	(339)	—	376
Health Buyer, LLC	Senior loan	SF + 5.25%	(j)	7.98%	04/2029	148,400	146,591	0.1	146,545
Health Buyer, LLC(5)	Senior loan	SF + 5.25%		N/A(6)	04/2028	—	(257)	—	(265)
						194,108	185,711	0.2	192,208
Industrial Conglomerates
Essential Services Holdings Corporation	One stop	L + 5.75%	(a)(b)	7.12%	11/2026	1,311,741	1,294,117	1.5	1,311,741
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(555)	—	—
						1,311,741	1,293,562	1.5	1,311,741
Insurance
Alera Group, Inc.	One stop	L + 5.50%	(a)	7.17%	10/2028	1,440,875	1,428,009	1.6	1,440,875
Alera Group, Inc.	One stop	L + 5.50%	(a)	7.17%	10/2028	395,422	389,922	0.4	395,422
Alera Group, Inc.	One stop	L + 5.50%	(a)	7.17%	10/2028	128,497	125,712	0.1	128,497
AMBA Buyer, Inc.	One stop	SF + 5.75%	(j)	6.93%	07/2027	183,545	181,991	0.2	183,545
AMBA Buyer, Inc.	One stop	SF + 5.75%	(j)	6.93%	07/2027	54,657	54,426	0.1	54,657
AMBA Buyer, Inc.	One stop	SF + 5.75%	(j)	6.93%	07/2027	49,323	48,853	0.1	49,323
AMBA Buyer, Inc. (5)	One stop	SF + 5.75%		N/A(6)	07/2027	—	(183)	—	—
AMBA Buyer, Inc. (5)	One stop	SF + 5.75%		N/A(6)	07/2027	—	(298)	—	—
Keystone Agency Partners LLC	Senior loan	SF + 6.00%	(i)	8.20%	05/2027	340,035	334,999	0.4	334,935
Keystone Agency Partners LLC	Senior loan	SF + 6.00%	(i)	8.20%	05/2027	188,342	185,556	0.2	185,516
Keystone Agency Partners LLC(5)	Senior loan	SF + 6.00%		N/A(6)	05/2027	—	(2,447)	—	(2,485)
Long Term Care Group, Inc.	One stop	L + 6.00%	(a)	7.25%	09/2027	169,499	166,567	0.2	169,499
Pareto Health Intermediate Holdings, Inc.	One stop	L + 4.25%	(c)	7.13%	08/2025	415,899	412,679	0.5	411,740
Patriot Growth Insurance Services, LLC	One stop	L + 5.25%	(b)	6.39%	10/2028	539,116	534,269	0.6	533,725
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Patriot Growth Insurance Services, LLC(5)	One stop	L + 4.25%		N/A(6)	10/2028	$—	$(593)	—%	$(660)
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(1,174)	—	(890)
						3,905,210	3,858,288	4.4	3,883,699
IT Services
CivicPlus, LLC	One stop	L + 6.00%	(b)	7.51%	08/2027	349,800	345,934	0.4	346,302
CivicPlus, LLC	One stop	L + 6.25%	(b)	7.94%	08/2027	224,700	222,479	0.2	222,453
CivicPlus, LLC	One stop	L + 6.25%	(b)	7.94%	08/2027	163,900	162,089	0.2	162,261
CivicPlus, LLC	One stop	SF + 11.75%	(h)	12.93%	06/2034	142,100	137,858	0.2	137,837
CivicPlus, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2027	—	(847)	—	(800)
Cordeagle US Finco, Inc.	One stop	L + 6.75%	(b)	7.99%	07/2027	311,580	306,137	0.3	311,580
Cordeagle US Finco, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(790)	—	—
Critical Start, Inc.	One stop	SF + 5.25%	(i)	6.52%	05/2028	183,651	181,852	0.2	181,815
Critical Start, Inc.(5)	One stop	SF + 5.25%		N/A(6)	05/2028	—	(400)	—	(408)
Netwrix Corporation	One stop	SF + 5.00%	(i)	6.50%	06/2029	2,615,600	2,589,669	2.9	2,589,444
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(1,769)	—	(1,073)
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(6,779)	—	(6,838)
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	—	—	(2,548)
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(i)	12.86%	10/2026	205,379	201,271	0.2	201,271
ReliaQuest Holdings, LLC	One stop	SF + 10.75%		N/A(6)	10/2026	—	—	—	—
ReliaQuest Holdings, LLC(5)	One stop	SF + 10.75%		N/A(6)	10/2026	—	(307)	—	(307)
						4,196,710	4,136,397	4.6	4,140,989
Life Sciences Tools & Services
Covaris Intermediate 3, LLC	One stop	L + 5.25%	(b)	6.35%	01/2028	236,200	234,012	0.3	236,200
Covaris Intermediate 3, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(328)	—	—
Covaris Intermediate 3, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(4,391)	—	—
PAS Parent Inc.	One stop	L + 5.50%	(b)	7.75%	12/2028	1,974,285	1,936,566	2.1	1,915,056
PAS Parent Inc.	One stop	L + 5.50%	(b)	7.75%	12/2027	33,634	28,034	—	27,358
PAS Parent Inc.(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(8,994)	—	(24,612)
Reaction Biology Corporation	One stop	SF + 5.25%	(i)	7.45%	03/2029	328,477	325,331	0.4	328,477
Reaction Biology Corporation	One stop	SF + 5.25%	(i)	7.45%	03/2029	99,180	91,264	0.1	99,180
Reaction Biology Corporation(5)	One stop	SF + 5.25%		N/A(6)	03/2029	—	(910)	(0.1)	—
Unchained Labs, LLC	Senior loan	L + 5.50%	(a)	7.17%	08/2027	57,490	55,889	0.1	57,490
Unchained Labs, LLC	Senior loan	L + 5.50%	(a)	7.17%	08/2027	48,560	47,733	0.1	48,560
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(494)	—	—
						2,777,826	2,703,712	3.0	2,687,709
Marine
Project Nike Purchaser, LLC	One stop	SF + 6.00%	(i)	6.85%	04/2029	3,894,100	3,856,261	4.3	3,855,159
Project Nike Purchaser, LLC(5)	One stop	SF + 6.00%		N/A(6)	04/2029	—	(1,463)	—	(1,506)
Project Nike Purchaser, LLC(5)	One stop	SF + 6.00%		N/A(6)	04/2029	—	(5,394)	—	(5,553)
						3,894,100	3,849,404	4.3	3,848,100
Paper and Forest Products
Messenger, LLC	One stop	SF + 5.75%	(h)	7.38%	12/2027	603,580	597,959	0.7	603,580
Messenger, LLC	One stop	L + 5.75%	(b)	7.44%	12/2027	182,144	180,477	0.2	182,144
Messenger, LLC	One stop	SF + 5.75%	(h)	7.38%	12/2027	91,300	90,464	0.1	91,300
Messenger, LLC	One stop	P + 4.75%	(d)	9.50%	12/2027	10,453	10,094	—	10,453
						887,477	878,994	1.0	887,477
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF + 5.50%	(j)	7.25%	05/2029	$796,407	$780,709	0.9%	$780,479
Caerus Midco 3 S.A.R.L.(5)(7)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1,652)	—	(1,677)
Caerus Midco 3 S.A.R.L.(5)(7)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1,180)	—	(1,198)
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	6.92%	10/2028	603,567	592,784	0.7	603,567
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	6.89%	10/2027	36,000	34,424	—	36,000
Cobalt Buyer Sub, Inc.(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(1,806)	—	—
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.75%	(g)	5.94%	08/2028	1,370,416	1,528,316	1.5	1,370,416
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.75%	(g)	5.94%	08/2028	166,111	172,266	0.2	166,111
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.75%		N/A(6)	02/2028	—	(2,321)	—	—
						2,972,501	3,101,540	3.3	2,953,698
Professional Services
Citrin Cooperman Advisors LLC(5)	One stop	SF + 5.00%		N/A(6)	10/2027	—	(3,024)	—	(3,083)
Eliassen Group, LLC	One stop	SF + 5.75%	(i)	7.80%	04/2028	75,358	74,629	0.1	74,605
Eliassen Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	04/2028	—	(175)	—	(121)
Filevine, Inc.	One stop	SF + 6.50%	(j)	5.42% cash/2.50% PIK	04/2027	291,300	282,217	0.3	286,523
Filevine, Inc.(5)	One stop	SF + 6.50%		N/A(6)	04/2027	—	(61)	—	(64)
IG Investments Holdings, LLC	One stop	L + 6.00%	(b)	8.25%	09/2028	406,233	399,296	0.5	406,233
IG Investments Holdings, LLC	One stop	P + 5.00%	(d)	9.75%	09/2027	11,723	10,980	—	11,723
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	6.49%	11/2028	3,229,162	3,207,207	3.7	3,204,943
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(a)	6.90%	11/2028	47,812	41,039	—	40,341
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	6.62%	11/2028	42,000	40,375	—	40,250
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(563)	—	(571)
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%		N/A(6)	11/2028	—	—	—	—
ProcessMAP Corporation	One stop	L + 6.25%	(b)	4.75% cash/3.75% PIK	12/2027	213,309	211,392	0.2	209,043
ProcessMAP Corporation(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	(300)	—	(654)
Procure Acquireco, Inc.	One stop	L + 5.50%	(c)	8.25%	12/2028	964,309	955,394	1.1	964,309
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(547)	—	—
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(5,091)	—	—
						5,281,206	5,212,768	5.9	5,233,477
Software
AgKnowledge Holdings Company, Inc.	Senior loan	L + 4.75%	(c)	6.25%	07/2023	6,578	6,450	—	6,430
Anaplan, Inc.	One stop	SF + 6.50%	(h)	8.01%	06/2029	8,551,848	8,466,664	9.5	8,466,330
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(1,803)	—	(1,811)
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(g)	6.94%	06/2029	622,761	623,365	0.7	607,192
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	06/2029	—	—	—	—
Auvik Networks Inc.(7)(10)	One stop	L + 5.75%	(b)	4.24% cash/2.75% PIK	07/2027	401,048	397,723	0.4	390,938
Auvik Networks Inc.(7)(10)	One stop	SF + 6.25%	(i)	4.83% cash/3.25% PIK	07/2027	84,000	83,167	0.1	83,160
Auvik Networks Inc.(5)(7)(10)	One stop	L + 5.50%		N/A(6)	07/2027	—	(635)	—	(1,891)
Bayshore Intermediate #2, L.P.	One stop	L + 7.75%	(a)	8.87%	10/2028	3,532,660	3,465,664	4.0	3,532,660
Bayshore Intermediate #2, L.P.(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(3,283)	—	—
Bonterra LLC	One stop	L + 6.50%	(b)	8.75%	09/2027	3,389,244	3,345,246	3.8	3,389,244
Bonterra LLC	One stop	L + 6.50%	(b)	8.75%	09/2027	122,016	119,421	0.1	122,016
Bonterra LLC(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(4,883)	—	—
Bottomline Technologies, Inc.	One stop	SF + 5.50%	(h)	6.74%	05/2029	1,567,400	1,536,652	1.7	1,536,052
Bottomline Technologies, Inc.(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(2,552)	—	(2,610)
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	7.17%	10/2028	1,565,633	1,551,561	1.7	1,534,320
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	7.17%	10/2028	$132,036	$130,292	0.1%	$129,396
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(1,581)	—	(2,862)
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(559)	—	(1,244)
Dragon UK Bidco Limited(7)(8)(9)	One stop	SN + 6.00%	(g)	7.19%	02/2029	785,029	838,079	0.9	777,179
Dragon UK Bidco Limited(7)(8)(9)	One stop	C + 6.00%	(f)	6.00%	02/2029	505,680	505,680	0.6	500,623
Dragon UK Bidco Limited(5)(7)(8)(9)	One stop	SN + 6.00%		N/A(6)	02/2029	—	—	—	(1,851)
Gainsight, Inc.	One stop	L + 6.75%	(b)	7.99% PIK	07/2027	591,158	582,629	0.7	591,158
Gainsight, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(1,686)	—	—
IQN Holding Corp.	One stop	SF + 5.50%	(i)	6.90%	05/2029	836,653	826,757	0.9	828,287
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(673)	—	(692)
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(3,033)	—	(1,965)
Kaseya Inc.	One stop	SF + 5.75%	(j)	8.29%	06/2029	4,185,100	4,122,479	4.6	4,143,249
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(1,620)	—	(1,625)
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(3,328)	—	(2,524)
Ministry Brands Holdings LLC	One stop	L + 5.50%	(b)	7.75%	12/2028	1,202,087	1,190,927	1.3	1,178,046
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1,079)	—	(1,889)
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(10,172)	—	(21,912)
Newscycle Solutions, Inc.	Senior loan	L + 7.00%	(b)	9.25%	12/2022	6,101	6,021	—	6,101
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(b)	8.25%	09/2028	239,100	236,971	0.3	239,100
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(a)	7.63%	09/2028	13,500	12,699	—	13,500
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(426)	—	—
QAD, Inc.	One stop	L + 6.00%	(a)	7.67%	11/2027	3,925,875	3,890,881	4.4	3,925,875
QAD, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(4,139)	—	—
Quant Buyer, Inc.	One stop	SF + 5.25%	(i)	6.68%	06/2029	2,060,900	2,040,517	2.3	2,040,291
Quant Buyer, Inc.	One stop	SF + 5.25%	(i)	6.72%	06/2029	412,177	387,972	0.4	387,704
Quant Buyer, Inc.(5)	One stop	SF + 5.25%		N/A(6)	06/2029	—	(908)	—	(918)
Riskonnect Parent, LLC	One stop	L + 5.50%	(c)	6.30%	12/2028	3,675,528	3,641,737	4.1	3,638,772
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(2,250)	—	(2,447)
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(4,326)	—	(4,705)
Sapphire Bidco Oy(7)(8)(9)	One stop	E + 6.00%		N/A(6)	04/2029	—	—	—	—
Sapphire Bidco Oy(7)(8)(9)	One stop	E + 6.00%		N/A(6)	04/2029	—	—	—	—
Tahoe Bidco B.V.	One stop	L + 6.00%	(a)	7.12%	09/2028	683,100	676,999	0.8	683,100
Tahoe Bidco B.V. (5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(657)	—	—
Vendavo, Inc.	One stop	L + 5.75%	(b)	7.44%	09/2027	1,113,784	1,105,346	1.2	1,102,646
Vendavo, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2027	—	(1,136)	—	(1,500)
WebPT, Inc.	Senior loan	L + 6.75%	(b)	8.32%	01/2028	34,800	34,303	—	34,278
						40,245,796	39,775,473	44.6	39,835,201
Specialty Retail
Ave Holdings III, Corp	One stop	SF + 5.50%	(i)	7.70%	02/2028	1,034,473	1,014,918	1.1	1,024,129
Ave Holdings III, Corp(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1,757)	—	(930)
Ave Holdings III, Corp(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(18,335)	—	(19,454)
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF + 5.50%	(i)	7.82%	04/2028	463,500	456,804	0.5	456,548
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop	SF+ 5.50%		N/A(6)	04/2028	—	(893)	—	(927)
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop	SF + 5.50%		N/A(6)	04/2028	—	(8,357)	—	(8,678)
						1,497,973	1,442,380	1.6	1,450,688
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel and Luxury Goods
QF Holdings, Inc.	Senior loan	L + 6.25%	(c)	7.54%	12/2027	$34,800	$34,303	—%	$34,278

Water Utilities
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(b)(c)	6.62%	11/2026	22,163	20,342	—	19,187
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(c)	6.00%	11/2026	11,795	11,696	—	11,559
Vessco Midco Holdings, LLC	Senior loan	P + 3.50%	(d)	8.25%	10/2026	3,230	3,108	—	2,939
						37,188	35,146	—	33,685

Total debt investments						$122,113,768	$121,326,028	134.9%	$120,389,280
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(13)(14)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	51	$51,000	0.1%	$46,854
Go Car Wash Parent, Corp.	Preferred stock	N/A	N/A	N/A	15	154,613	0.2	159,227
Go Car Wash Parent, Corp.	Common Stock	N/A	N/A	N/A	1	45,019	0.1	55,316
POY Holdings, LLC	LLC units	N/A	N/A	N/A	40,600	40,600	—	70,951
						291,232	0.4	332,348
Building Products
BECO Holding Company, Inc.	Preferred stock	N/A	N/A	N/A	15,000	1,455,000	1.8	1,579,358
BECO Holding Company, Inc.	LP Interest	N/A	N/A	N/A	1,030	103,000	0.1	104,231
						1,558,000	1.9	1,683,589
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A	N/A	36,042	36,042	—	37,591
EGD Security Systems, LLC	Common Stock	N/A	N/A	N/A	376,100	376,100	0.4	334,528
Radwell Parent, LLC	LP units	N/A	N/A	N/A	717	71,742	0.1	71,742
						483,884	0.5	443,861
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A	N/A	18,987	18,987	—	18,987

Diversified Consumer Services
EMS LINQ, LLC	LP Interest	N/A	N/A	N/A	32,700	32,700	—	25,897
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	30,606	30,606	0.1	30,606
						63,306	0.1	56,503
Food Products
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	34	34,302	—	27,903

Healthcare Providers and Services
Suveto Buyer, LLC	Common Stock	N/A	N/A	N/A	354	35,406	—	26,100

Hotels, Restaurants and Leisure
Harri US LLC	LLC units	N/A	N/A	N/A	5,456	43,375	—	43,375
Harri US LLC	Preferred stock	N/A	N/A	N/A	4,677	30,026	0.1	32,600
Harri US LLC	Warrant	N/A	N/A	N/A	1,181	6,968	—	8,220
						80,369	0.1	84,195
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	17,100	17,100	—	17,100
Kentik Technologies, Inc.	Preferred stock	N/A	N/A	N/A	11,035	63,399	0.1	63,399
Netwrix Corporation	LLC units	N/A	N/A	N/A	7,424	15,060	—	15,060
						95,559	0.1	95,559
Life Sciences Tools & Services
PAS Parent Inc.	LP Interest	N/A	N/A	N/A	824	82,433	0.1	66,161
Reaction Biology Corporation	LLC units	N/A	N/A	N/A	38	38,496	—	38,496
						120,929	0.1	104,657
Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A	N/A	274	27,396	—	26,995
Messenger, LLC	LLC units	N/A	N/A	N/A	44	—	—	—
						27,396	—	26,995

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	493	$478,183	0.6%	$534,115
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	10	10,472	—	9,621
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A	N/A	106	106	—	—
						488,761	0.6	543,736
Professional Services
Enboarder, Inc.(7)(12)	Preferred stock	N/A	N/A	N/A	3,111	32,090	0.1	32,090
Filevine, Inc.	Preferred stock	N/A	N/A	N/A	36,385	230,594	0.3	230,592
Filevine, Inc.	Warrant	N/A	N/A	N/A	5,426	8,064	—	8,064
Procure Acquireco, Inc.	LP Interest	N/A	N/A	N/A	42	42,290	—	42,290
						313,038	0.4	313,036
Software
Anaplan, Inc.	LP Interest	N/A	N/A	N/A	335,957	336,148	0.4	335,957
Auvik Networks Inc.(7)(10)	Preferred stock	N/A	N/A	N/A	1,657	16,590	—	18,101
Bayshore Intermediate #2, L.P.	Common Stock	N/A	N/A	N/A	242,867	242,867	0.3	230,638
Kaseya Inc.	Preferred stock	N/A	N/A	N/A	1,845	1,798,778	1.9	1,798,778
Kaseya Inc.	LP Interest	N/A	N/A	N/A	46,009	46,009	0.1	46,009
Ministry Brands Holdings LLC	LP Interest	N/A	N/A	N/A	46,355	46,355	—	29,875
QAD, Inc.	Preferred stock	N/A	N/A	N/A	55	54,909	0.1	54,909
QAD, Inc.	Common Stock	N/A	N/A	N/A	3,787	—	—	—
Riskonnect Parent, LLC	Preferred stock	N/A	N/A	N/A	1,005	984,905	1.1	959,303
Riskonnect Parent, LLC	LP Interest	N/A	N/A	N/A	46,724	46,784	—	39,993
						3,573,345	3.9	3,513,563
Specialty Retail
Ave Holdings III, Corp	Preferred stock	N/A	N/A	N/A	986	956,845	1.2	1,006,968
Ave Holdings III, Corp	LP units	N/A	N/A	N/A	105	105,066	0.1	105,070
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A	N/A	47	4,714	—	4,714
						1,066,625	1.3	1,116,752

Total equity investments						$8,251,139	9.4%	$8,387,784

Total investments					$122,113,768	$129,577,167	144.3%	$128,777,064

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)			1.34% (15)			$1,015,234	1.1%	$1,015,234

Total investments and money market funds						$130,592,401	145.4%	$129,792,298

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Canadian Bankers’ Acceptance Rate (“CDOR” or “C”), or Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2022, as the loan may have priced or repriced based on an index rate prior to June 30, 2022.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.79% as of June 30, 2022.
(b) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.29% as of June 30, 2022.
(c) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.94% as of June 30, 2022.
(d) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.75% as of June 30, 2022.
(e) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was 0.26% as of June 30, 2022.
(f) Denotes that all or a portion of the loan was indexed to the 90-day CDOR, which was 2.76% as of June 30, 2022.
(g) Denotes that all or a portion of the loan was indexed to SONIA, which was 1.19% as of June 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 30-day term SOFR Rate which was 1.69% as of June 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to the 90-day term SOFR Rate which was 2.12% as of June 30, 2022.
(j) Denotes that all or a portion of the loan was indexed to the 180-day term SOFR Rate which was 2.63% as of June 30, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2022.
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
(6)The entire commitment was unfunded as of June 30, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, total non-qualifying assets at fair value represented 9.2% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(15)The rate shown is the annualized seven-day yield as of June 30, 2022.

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
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 1.    Organization

Golub Capital Direct Lending Corporation (“GDLC” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on June 30, 2021. On July 1, 2021, the date of commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GDLC's common stock in private placements. In addition, for U.S. federal income tax purposes, GDLC elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with the fiscal year ending September 30, 2021.

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

Cash and cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2022, interest income included $68,425 and $189,517, respectively, of accretion of discounts. For the three

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
and nine months ended June 30, 2022, the Company received loan origination fees of $681,708 and $1,629,082, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2022, the Company capitalized PIK interest of $152,308 and $257,343, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2022, fee income included no prepayment premiums.

For the three and nine months ended June 30, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $1,570,446 and $3,282,278, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2022 and September 30, 2021, the Company had no portfolio company investments on non-accrual status.

Income taxes: The Company elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2022, $0 and $7,734, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2022.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2022, the Company had deferred debt issuance costs of $392,082. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2022 was $33,235 and $37,030, respectively.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

As of June 30, 2022 and September 30, 2021, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2022		As of September 30, 2021
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$213,010,500	$89,838,808	$202,010,500	$36,371,130

As of June 30, 2022 and September 30, 2021, the ratio of total contributed capital to total capital subscriptions was 42.2% and 18.0%, respectively, and the Company had uncalled capital commitments of $123,171,692 and $165,639,370, respectively.

The following table summarizes the shares of GDLC common stock issued for the nine months ended June 30, 2022:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the nine months ended June 30, 2022
Issuance of shares	10/28/21	673,368.333	15.00	$10,100,525
Issuance of shares	01/28/22	416,021.000	15.00	6,240,315
Issuance of shares	03/24/22	416,021.000	15.00	6,240,315
Issuance of shares	04/15/22	568,028.000	15.00	8,520,420
Issuance of shares	05/27/22	639,031.533	15.00	9,585,473
Issuance of shares	06/27/22	852,042.000	15.00	12,780,630
Shares issued for capital drawdowns		3,564,511.866		$53,467,678

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

For the three and nine months ended June 30, 2022, the base management fees incurred by the Company were $257,576 and $567,171, respectively, and the base management fees irrevocably waived by the Investment Adviser were $257,576 and $567,171, respectively.

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

For the three and nine months ended June 30, 2022, the Income Incentive Fee incurred was $131,227 and $325,850, respectively. For the three and nine months ended June 30, 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $0 and $94,459, respectively. After taking into account the waivers by the Investment Adviser, the Income Incentive Fee incurred was $131,227 and $231,391 for the three and nine months ended June 30, 2022, respectively.

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

The Capital Gain Incentive Fee is calculated on a cumulative basis from July 1, 2021 through the end of each calendar year or termination of the Investment Advisory Agreement. However in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
For the three months ended June 30, 2022, the Company recorded a reversal of the accrual of capital gain incentive fee under GAAP of $41,596. For the nine months ended June 30, 2022, there was no accrual for capital gain incentive fee under GAAP.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of both June 30, 2022 and September 30, 2021.

As of June 30, 2022, there was no accrual of capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statement of Financial Condition. As of September 30, 2021, there was no accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statement of Financial Condition.

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

As of June 30, 2022, included in accounts payable and accrued expenses is $28,440 for accrued allocated shared services under the Administration Agreement. As of September 30, 2021, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement,

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
as a result of the Operating Expenses Reimbursement Waiver as defined in the Other related party transactions section below.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and incurred $185,272 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of June 30, 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373,403.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the three and nine months ended June 30, 2022. As of June 30, 2022 and September 30, 2021, accounts payable and accrued expenses included $323,764 and $211,571, respectively, for reimbursable expenses, net of the Operating Expenses Reimbursement Waiver, that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of June 30, 2022, GGP Class B-P, LLC has an aggregate commitment of $102,010,500. As of June 30, 2022, the Company has issued 2,958,920.533 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $44,383,808.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2022, permits the Company to borrow a maximum of $70,000,000 and expires on July 1, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of June 30, 2022 and September 30, 2021 consisted of the following:

	As of June 30, 2022			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$6,995,176	$7,434,613	$6,896,063	$5,754,196	$5,642,935	$5,568,237
One stop	113,862,034	112,525,499	112,250,892	16,303,977	16,045,949	16,067,587
Second lien	1,089,924	1,202,257	1,079,024	1,222,575	1,198,283	1,182,051
Subordinated debt	166,634	163,659	163,301	—	—	—
Equity	N/A	8,251,139	8,387,784	N/A	172,259	172,257
Total	$122,113,768	$129,577,167	$128,777,064	$23,280,748	$23,059,426	$22,990,132

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

	As of June 30, 2022		As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$24,602,881	19.0%	$646,413	2.8%
Midwest	15,312,802	11.8	3,394,404	14.7
Northeast	14,183,530	11.0	3,339,818	14.5
Southeast	25,114,837	19.4	534,171	2.3
Southwest	9,509,890	7.3	2,000,980	8.7
West	27,376,766	21.1	3,795,164	16.5
Canada	496,845	0.4	404,847	1.8
United Kingdom	8,650,784	6.7	6,096,705	26.4
Netherlands	3,518,865	2.7	2,846,924	12.3
Australia	32,090	0.0 *	—	—
Luxembourg	777,877	0.6	—	—
Total	$129,577,167	100.0%	$23,059,426	100.0%
Fair Value:
United States
Mid-Atlantic	$24,857,730	19.3%	$647,553	2.8%
Midwest	15,289,506	11.9	3,393,916	14.8
Northeast	14,271,882	11.1	3,356,038	14.6
Southeast	25,151,224	19.5	534,046	2.3
Southwest	9,478,810	7.4	2,006,629	8.7
West	27,338,870	21.2	3,793,908	16.5
Canada	490,308	0.4	404,712	1.8
United Kingdom	7,871,680	6.1	6,006,425	26.1
Netherlands	3,217,360	2.5	2,846,905	12.4
Australia	32,090	0.0 *	—	—
Luxembourg	777,604	0.6	—	—
Total	$128,777,064	100.0%	$22,990,132	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2022 and September 30, 2021 were as follows:

	As of June 30, 2022			As of September 30, 2021
Amortized Cost:
Auto Components	$990,455	0.8%		$274,456	1.2%
Automobiles	8,925,658	6.9		2,004,114	8.7
Building Products	5,274,658	4.1		—	—
Chemicals	3,518,865	2.7		2,846,924	12.4
Commercial Services and Supplies	12,019,323	9.3		—	—
Containers and Packaging	5,797,785	4.4		—	—
Distributors	353,101	0.3		168,558	0.7
Diversified Consumer Services	6,441,027	5.0		550,281	2.4
Diversified Financial Services	1,396,984	1.1		458,449	2.0
Food and Staples Retailing	403,004	0.3		—	—
Food Products	2,851,738	2.2		1,891,969	8.2
Health Care Technology	739,463	0.6		—	—
Healthcare Providers and Services	8,591,406	6.6		4,803,950	20.8
Hotels, Restaurants and Leisure	266,080	0.2		43,835	0.2
Industrial Conglomerates	1,293,562	1.0		—	—
Insurance	3,858,288	3.0		2,200,286	9.5
IT Services	4,231,956	3.3		595,220	2.6
Life Sciences Tools & Services	2,824,641	2.2		46,209	0.2
Marine	3,849,404	3.0		—	—
Paper and Forest Products	906,390	0.7		—	—
Pharmaceuticals	3,590,301	2.7		1,521,500	6.6
Professional Services	5,525,806	4.2		365,613	1.6
Software	43,348,818	33.5		5,258,707	22.8
Specialty Retail	2,509,005	1.9		—	—
Textiles, Apparel and Luxury Goods	34,303	0.0	*	—	—
Water Utilities	35,146	0.0	*	29,355	0.1
Total	$129,577,167	100.0%		$23,059,426	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

	As of June 30, 2022			As of September 30, 2021
Fair Value:
Auto Components	$999,119	0.8%		$274,364	1.2%
Automobiles	8,900,387	6.9		2,003,334	8.7
Building Products	5,344,912	4.2		—	—
Chemicals	3,217,360	2.5		2,846,905	12.4
Commercial Services and Supplies	12,001,068	9.3		—	—
Containers and Packaging	5,813,921	4.5		—	—
Distributors	350,044	0.3		168,463	0.7
Diversified Consumer Services	6,463,062	5.0		549,825	2.4
Diversified Financial Services	1,386,259	1.1		465,004	2.0
Food and Staples Retailing	407,643	0.3		—	—
Food Products	2,799,177	2.2		1,893,553	8.3
Health Care Technology	735,294	0.6		—	—
Healthcare Providers and Services	8,067,375	6.3		4,741,680	20.6
Hotels, Restaurants and Leisure	276,403	0.2		45,291	0.2
Industrial Conglomerates	1,311,741	1.0		—	—
Insurance	3,883,699	3.0		2,197,937	9.6
IT Services	4,236,548	3.3		594,985	2.6
Life Sciences Tools & Services	2,792,366	2.2		46,142	0.2
Marine	3,848,100	3.0		—	—
Paper and Forest Products	914,472	0.7		—	—
Pharmaceuticals	3,497,434	2.7		1,493,319	6.5
Professional Services	5,546,513	4.2		365,583	1.6
Software	43,348,764	33.7		5,274,419	22.9
Specialty Retail	2,567,440	2.0		—	—
Textiles, Apparel and Luxury Goods	34,278	0.0	*	—	—
Water Utilities	33,685	0.0	*	29,328	0.1
Total	$128,777,064	100.0%		$22,990,132	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three and nine months ended June 30, 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the three months ended September 30, 2021 were not subject to review by an independent valuation firm prior to October 1, 2021. As of June 30, 2022, all investments were valued using Level 3 inputs of the fair value hierarchy, with the exception of money market funds included in cash and cash equivalents (Level 1 investments). As of September 30, 2021, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2022 and September 30, 2021:

As of June 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$120,389,280	$120,389,280
Equity investments(1)	—	—	8,387,784	8,387,784
Money market funds(1)(2)	1,015,234	—	—	1,015,234
Total assets, at fair value:	$1,015,234	$—	$128,777,064	$129,792,298

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$22,817,875	$22,817,875
Equity investments(1)	—	—	172,257	172,257
Total assets, at fair value:	$—	$—	$22,990,132	$22,990,132

(1)Refer to the Consolidated Schedule of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2022, reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2022 was ($1,708,748) and ($730,808), respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2022:

	Nine months ended June 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,817,875	$172,257	$22,990,132
Net change in unrealized appreciation (depreciation) on investments	(867,456)	136,648	(730,808)
Funding of (proceeds from) revolving loans, net	564,701	—	564,701
Fundings of investments	100,354,615	8,078,879	108,433,494
PIK interest	257,343	—	257,343
Proceeds from principal payments of portfolio investments	(2,927,315)	—	(2,927,315)
Accretion of discounts and amortization of premiums	189,517	—	189,517
Fair value, end of period	$120,389,280	$8,387,784	$128,777,064

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and September 30, 2021:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$6,889,633	Market rate approach	Market interest rate	4.5% - 11.0% (7.0%)
		Market comparable companies	EBITDA multiples	6.0x - 25.5x (18.6x)
	6,430	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$112,156,198	Market rate approach	Market interest rate	5.0% - 23.5% (8.3%)
		Market comparable companies	EBITDA multiples	6.9x-36.8x (17.7x)
		Market comparable companies	Revenue multiples	5.5x - 25.0x (13.5x)
	94,694	Market comparable companies	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$1,242,325	Market rate approach	Market interest rate	10.0% - 11.8% (10.2%)
		Market comparable companies	EBITDA multiples	23.0x - 24.0x (23.1x)
Equity(3)	$8,387,784	Market comparable companies	EBITDA multiples	9.0x - 24.0x (16.2x)
			Revenue multiples	9.5x - 25.0x (18.7x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $87,889,663 and $24,266,535 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $5,496,964 and $2,890,820 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2022 and September 30, 2021:

	As of June 30, 2022		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$45,834,903	$45,834,903	$16,350,000	$16,350,000

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2022, the Company’s asset coverage for borrowed amounts was 293.8%.

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

Borrowings under the PNC Facility bear interest, at the Company’s election and depending on the currency of the borrowing, of either Term SOFR, Daily Simple SOFR, CDOR, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 1.75% to 2.15%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of the Company. The Company will pay to PNC Bank, an unused commitment fee, payable quarterly, equal to 0.20% to 0.30% per annum of the average unused portion of available borrowings under the PNC Facility. The PNC Facility is secured by assets held by GDLC Funding and by the unfunded commitments of investors in the Company. As of June 30, 2022, the Company had outstanding debt of $34,000,000 under the PNC Facility.

For the three and nine months ended June 30, 2022, the stated interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended	Nine months ended
	June 30, 2022	June 30, 2022
Stated interest expense	$180,955	$182,170
Facility fees	3,317	6,225
Amortization of debt issuance costs	33,235	37,030
Total interest expense	$217,507	$225,425
Annualized average stated interest rate	2.6%	2.6%
Average outstanding balance	$27,439,561	$9,221,612

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

The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). As of June 30, 2022, the short-term AFR in effect on the Adviser Revolver based on the last interest rate reset was 1.3%. As of June 30, 2022 and September 30, 2021, the Company had outstanding debt of $11,834,903 and $16,350,000, respectively, under the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
For the three and nine months ended June 30, 2022, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended	Nine months ended
	June 30, 2022	June 30, 2022
Stated interest expense	$30,419	$66,141
Cash paid for interest expense	24,907	34,526
Annualized average stated interest rate	1.2%	0.5%
Average outstanding balance	$10,396,547	$18,151,924

For the three and nine months ended June 30, 2022, the average total debt outstanding was $37,836,108 and $27,373,536, respectively.

For the three and nine months ended June 30, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.6% and 1.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$11,834,903	$—	$11,834,903	$—	$—
PNC Facility	34,000,000	—	34,000,000	—	—
Total borrowings	$45,834,903	$—	$45,834,903	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2022, the Company had outstanding commitments to fund investments totaling $39,550,197, including $8,404,646 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $6,196,567, including $2,015,644 on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2022 and September 30, 2021, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Nine months ended June 30, 2022
Net asset value at beginning of period	$14.97
Distributions declared:(2)
From net investment income	(1.09)
Net investment income	0.82
Net realized gain (loss) on foreign currency transactions	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.21
Net asset value at end of period	$14.90
Total return based on net asset value per share(4)	6.92%
Number of common shares outstanding	5,989,253.866

Listed below are supplemental data and ratios to the financial highlights:	Nine months ended June 30, 2022
Ratio of net investment income to average net assets*	7.37%
Ratio of total expenses to average net assets*	4.14%
Ratio of management fee waiver to average net assets*	(1.38)%
Ratio of incentive fee waiver to average net assets	(0.17)%
Ratio of operating expense waiver to average net assets	(0.31)%
Ratio of net expenses to average net assets*	2.28%
Ratio of incentive fees to average net assets	0.59%
Ratio of total expenses (without incentive fees) to average net assets*	3.55%
Total return based on average net asset value(5)*	7.59%
Net assets at end of period	$89,233,544
Average debt outstanding	$27,373,536
Average debt outstanding per share	$4.57
Portfolio Turnover *	5.19%
Asset coverage ratio(6)	293.79%
Asset coverage ratio per unit(7)	$2,938
Average market value per unit (8):
Adviser Revolver	N/A
PNC Facility	N/A

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2022:

	Three months ended	Nine months ended
	June 30, 2022	June 30, 2022

Earnings available to stockholders	$159,540	$3,118,592
Basic and diluted weighted average shares outstanding	4,694,025	3,671,681
Basic and diluted earnings per share	$0.03	$0.85

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2022:

Date Declared		Record Date	Payment Date		Shares Outstanding	Amount Per Share		Total Dividends Declared
For the nine months ended June 30, 2022
10/05/2021		10/05/2021	11/22/2021		2,424,742.000	$—	(1)	$—
10/05/2021		10/18/2021	11/22/2021		2,424,742.000	0.1530		371,044
11/19/2021		11/29/2021	12/27/2021		3,098,110.333	0.0898		278,168
11/19/2021		12/20/2021	02/28/2022		3,098,110.333	0.1939		600,698
11/19/2021		01/20/2022	03/23/2022		3,098,110.333	0.1656		513,049
02/04/2022		02/25/2022	05/23/2022		3,514,131.333	0.1461		513,385
02/04/2022		03/21/2022	05/23/2022		3,514,131.333	0.1706		599,438
02/04/2022	Total dividends declared for	04/29/2022	07/25/2022	Total dividends declared for	4,498,180.333	0.0764		343,580
05/06/2022		05/20/2022	07/25/2022		4,498,180.333	0.0936		421,224
05/06/2022		06/24/2022	09/14/2022		5,137,211.866	—	(2)	—
Total dividends declared for the nine months ended June 30, 2022								$3,640,586
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
(2)On May 5, 2022, the Company’s board of directors declared a distribution in an amount equal to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2022 through June 30, 2022, per share payable on September 14, 2022, to stockholders of record on June 24, 2022. Due to a net decrease in net assets resulting from operations for the period June 1, 2022, through June 30, 2022, the distribution declared for the June 2022 earnings period was zero.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 1, 2022, the Company entered into subscription agreements with additional stockholders totaling $126,540,000 which included a $115,000,000 commitment from GDLC Feeder Fund, L.P., a Delaware limited partnership, whose general partner is controlled by the Investment Adviser.

On July 25, 2022, the Company issued 147.138 shares of common stock through the DRIP.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
On August 5, 2022, the Company issued a capital call to stockholders that was due on August 15, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	8/15/2022	2,051,121.863	$14.90	$30,559,545

On May 6, 2022 and August 5, 2022, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2022 through July 31, 2022 per share
September 20, 2022	November 22, 2022	In an amount (if positive) such that the net asset value of the Company as of September 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2022 through September 30, 2022 and the payment of this distribution is $15.00 per share

October 18, 2022	December 28, 2022	In an amount (if positive) such that the net asset value of the Company as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share

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
•elevating levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk

Factors” in this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the period ended September 30, 2021 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022..

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company, we are also subject to certain constraints, including limitations imposed by the 1940 Act and after our election to be treated as a RIC, limitations imposed by the Code. We were formed in September 2020 as a Delaware limited liability company and converted to a Maryland corporation effective July 1, 2021.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $50.0 billion in capital under management as of April 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2022 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of June 30, 2022		As of September 30, 2021
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$6,896,063	5.4%	$5,568,237	24.2%
One stop	112,250,892	87.2	16,067,587	70.0
Second lien	1,079,024	0.8	1,182,051	5.1
Subordinated debt	163,301	0.1	—	—
Equity	8,387,784	6.5	172,257	0.7
Total	$128,777,064	100.0%	$22,990,132	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2022 and September 30, 2021, one stop loans included $24.3 million and $1.6 million of late stage lending loans at fair value, respectively.

Equity investments include investments in preferred equity of portfolio companies structured to have all or a majority of their expected return from contractual rates of payment on the original investment. We refer to these investments as yield oriented preferred equity investments. As of June 30, 2022, we had yield oriented preferred equity investments with a total cost basis of $5.9 million with a weighted average contractual rate of approximately 11%, or the Yield Oriented Preferred Return. The Yield Oriented Preferred Return is included in net change in unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations.

As of June 30, 2022 and September 30, 2021, we had debt and equity investments in 102 and 29 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value, total return based on the change in the net asset value of our stock assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our net investment income - return on equity for the three and nine months ended June 30, 2022:

	Three months ended	Nine months ended
	June 30, 2022	June 30, 2022
Weighted average income yield(1)*	7.1%	7.0%
Weighted average investment income yield(2)*	7.3%	7.3%
Total return based on average net asset value(3) *	0.9%	7.6%
Total return based on net asset value per share(4)	0.5%	6.9%
Net investment income - return on equity(5)*	7.0%	7.4%

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
As of June 30, 2022, GDLC has earned an inception-to-date internal rate of return, or IRR, of 7.0% for stockholders taken as a whole. For the nine months ended June 30, 2022, GDLC has earned a year-to-date IRR of 7.9% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

We and GC Advisors continue to monitor the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and future recommendations from such authorities may further impact our business operations and financial results and those of our portfolio companies. Due to certain resurgences of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19.

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

In anticipation of the discontinuation of LIBOR, we assessed our current debt facilities for our exposure to LIBOR. The PNC Facility (as defined in Note 7 of our consolidated financial statements) utilizes SOFR as a reference rate for USD borrowings and foreign alternative reference rates for foreign borrowings. The Adviser Revolver (as defined in Note 7 of our consolidated financial statements) currently utilizes a reference rate of short-term AFR. We expect any new debt facilities that we enter into subsequent to June 30, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On July 1, 2022, we entered into subscription agreements with additional stockholders totaling $126.5 million in the aggregate which included a $115.0 million commitment from GDLC Feeder Fund, L.P., a Delaware limited partnership, whose general partner is controlled by the Investment Adviser.

On July 25, 2022, we issued 147.138 shares of common stock through the DRIP.

On August 5, 2022, we issued a capital call to stockholders that was due on August 15, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	8/15/2022	2,051,121.863	$14.90	$30,559,545

On May 6, 2022 and August 5, 2022, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2022 through July 31, 2022 per share
September 20, 2022	November 22, 2022	In an amount (if positive) such that our net asset value as of September 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2022 through September 30, 2022 and the payment of this distribution is $15.00 per share
October 18, 2022	December 28, 2022	In an amount (if positive) such that our net asset value as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2022 are as follows:

	Three months ended	Nine months ended
	June 30, 2022	June 30, 2022
Interest income	$1,709,199	$3,761,216
Accretion of discounts and amortization of premiums	68,425	189,517
Fee income	8,323	25,912
Total investment income	1,785,947	3,976,645
Net expenses	563,309	941,437
Net investment income - before excise tax	1,222,638	3,035,208
Excise tax	—	7,734
Net investment income - after excise tax	1,222,638	3,027,474
Net realized gain (loss) on investment transactions	(21,499)	(47,457)
Net change in unrealized appreciation (depreciation) on investment transactions	(1,041,599)	138,575
Net increase in net assets resulting from operations	$159,540	$3,118,592
Average earning portfolio company investments, at fair value	$97,625,969	$72,424,930

As we commenced operations on July 1, 2021, no income was earned prior to July 1, 2021.

Expenses

The following table summarizes our expenses for the three and nine months ended June 30, 2022:

	Three months ended	Nine months ended
	June 30, 2022	June 30, 2022
Interest expense	$214,690	$254,535
Amortization of debt issuance costs	33,235	37,030
Income incentive fee, net of waiver	131,227	231,391
Capital gain incentive fee accrued (reversed) under GAAP	(41,596)	—
Professional fees	166,641	451,732
Administrative service fee	28,440	53,692
General and administrative expenses	30,672	85,272
Operating expenses reimbursement waived	—	(172,215)
Net expenses	$563,309	$941,437
Average debt outstanding	$37,836,108	$27,373,536

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

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended June 30, 2022:

	Three months ended	Nine months ended
	June 30, 2022	June 30, 2022
Net realized gain (loss) from investments	$(21,499)	$(47,457)
Net realized gain (loss) from investment transactions	(21,499)	(47,457)
Unrealized appreciation from investments	$99,381	$371,194
Unrealized (depreciation) from investments	(1,817,336)	(1,102,002)
Unrealized appreciation (depreciation) on foreign currency translation	676,356	869,383
Net change in unrealized appreciation (depreciation) on investment transactions	$(1,041,599)	$138,575

For three months ended June 30, 2022, we had $0.1 million in unrealized appreciation on 23 portfolio company investments, which was offset by $1.8 million in unrealized depreciation on 112 portfolio company investments. For the nine months ended June 30, 2022, we had $0.4 million in unrealized appreciation on 34 portfolio company investments, which was offset by $1.1 million in unrealized depreciation on 101 portfolio company investments. Unrealized appreciation for the three and nine months ended June 30, 2022 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the three months ended June 30, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market.

Liquidity and Capital Resources

For the nine months ended June 30, 2022, we experienced a net decrease in cash and foreign currencies of $21.5 million. During the period, we used $102.1 million in operating activities, primarily as a result of fundings of portfolio investments of $108.4 million, partially offset by proceeds from principal payments of portfolio investments of $2.9 million. During the same period, cash provided by financing activities was $80.5 million, primarily driven by borrowings on debt of $70.2 million and proceeds from the issuance of common shares of $53.5 million, that were partially offset by repayments of debt of $39.9 million and distributions paid of $2.9 million.

As of June 30, 2022 and September 30, 2021, we had $7.1 million and $29.4 million of cash and cash equivalents, respectively. In addition, as of June 30, 2022 and September 30, 2021, we had $0.9 million and $0.2 million of foreign currencies, respectively. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of June 30, 2022 and September 30, 2021, we had investor capital subscriptions totaling $213.0 million and $202.0 million, respectively, of which $89.8 million and $36.4 million, respectively, had been called and contributed, leaving $123.2 million and $165.6 million of uncalled investor capital subscriptions, respectively.

Revolving Credit Facilities
PNC Facility - On March 21, 2022, we entered into a revolving credit and security agreement with PNC Bank (as defined in Note 7 of our consolidated financial statements). As of June 30, 2022, we were permitted to borrow up to $34.0 million at any one time. As of June 30, 2022, we had outstanding debt of $34.0 million under the PNC Facility.

Adviser Revolver - As of June 30, 2022 and September 30, 2021, we were permitted to borrow up to $70.0 million and $40.0 million, respectively, at any one time outstanding under the Adviser Revolver. As of June 30, 2022 and September 30, 2021, we had outstanding debt of $11.8 million and $16.4 million, respectively, under the Adviser Revolver. On November 15, 2021, we entered into an amendment to increase borrowing capacity under the Adviser Revolver from $40.0 million to $70.0 million and permit us to borrow in foreign currencies.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of June 30, 2022, our asset coverage for borrowed amounts was 293.8%.

As of June 30, 2022, we had outstanding commitments to fund investments totaling $39.6 million, including $8.4 million of commitments on undrawn revolvers. As of September 30, 2021, we had outstanding commitments to fund investments totaling $6.2 million, including $2.0 million of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2022 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the PNC Facility and the Adviser Revolver as of June 30, 2022 is included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2022. As of June 30, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2022 and September 30, 2021, we had investments in 102 and 29 portfolio companies, respectively, with a total fair value of $128.8 million and $23.0 million, respectively.

The following table shows the asset mix of our new investment commitments the three and nine months ended June 30, 2022:

	Three months ended		Nine months ended
	June 30, 2022		June 30, 2022
	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$1,244,342	2.1%	$2,291,179	1.6%
One stop	54,229,839	91.7	133,745,945	92.7
Subordinated debt	—	—	156,963	0.1
Equity	3,690,596	6.2	8,078,879	5.6
Total new investment commitments	$59,164,777	100.0%	$144,272,966	100.0%

For the nine months ended June 30, 2022, we had approximately $2.9 million in proceeds from principal payments of portfolio companies.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2022 (1)			As of September 30, 2021(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured:
Performing	$6,995,176	$7,434,613	$6,896,063	$5,754,196	$5,642,935	$5,568,237
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	113,862,034	112,525,499	112,250,892	16,303,977	16,045,949	16,067,587
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	1,089,924	1,202,257	1,079,024	1,222,575	1,198,283	1,182,051
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	166,634	163,659	163,301	—	—	—
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	8,251,139	8,387,784	N/A	172,259	172,257
Total	$122,113,768	$129,577,167	$128,777,064	$23,280,748	$23,059,426	$22,990,132

(1)As of June 30, 2022, $4.1 million and $4.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2021, $0.4 million and $0.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.

(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “Critical Accounting Policies — Revenue Recognition.”

As of June 30, 2022 and September 30, 2021, we had no loans on non-accrual status. As of June 30, 2022 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 98.6% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated during the three and nine months ended June 30, 2022:

	Three months ended	Nine months ended
	June 30, 2022	June 30, 2022
Weighted average rate of new investment fundings	7.6%	7.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.8%	5.8%
Weighted average fees of new investment fundings	1.1%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	6.7%	6.5%

As of June 30, 2022, 98.6% and 98.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2021, 73.7% and 73.4% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2022 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $50.4 million and $30.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2022 and September 30, 2021:

	As of June 30, 2022		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$665,794	0.5%	$—	—%
4	125,571,058	97.5	22,990,132	100.0
3	2,540,212	2.0	—	—
2	—	—	—	—
1	—	—	—	—
Total	$128,777,064	100.0%	$22,990,132	100.0%

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
•GC Advisors has agreed to certain waivers with respect to the base management fee for the periods following July 1, 2021, the initial closing date for the private placement of shares of our common stock (the “Initial Closing”), and irrevocably waived 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2021 to June 30, 2022; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2022 to June 30, 2023; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2023 to June 30, 2024.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of June 30, 2022, GGP Class B-P, LLC Holdings LP had an aggregate commitment to us of $102.0 million. As of June 30, 2022, we have issued 2,958,920.533 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $44.4 million.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (Nasdaq: GBDC), Golub Capital BDC 3, Inc., Golub Capital Direct Lending Unlevered Corporation and Golub Capital BDC 4, Inc., all of which focus on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, most of our officers and directors serve in similar capacities for Golub Capital BDC, Inc., Golub Capital BDC 3, Inc, Golub Capital Direct Lending Unlevered Corporation and Golub Capital BDC 4, Inc. If GC Advisors and its affiliates determine that an investment is appropriate for us and for other such accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations will be subject to review by an independent valuation firm and each portfolio company will be subject to review at least once on during a trailing twelve-month period. Investments originated during the three months ended September 30, 2021 were not subject to review by an independent valuation firm prior to October 1, 2022. As of June 30, 2022, all investments were valued using Level 3 inputs of the fair value hierarchy, with the exception of money market funds included in cash and cash equivalents (Level 1 investments). As of September 30, 2021, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of June 30, 2022 and September 30, 2021, we had no portfolio company investments on non-accrual status.

Income taxes:
We elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2022, we incurred $0 and $7,734, respectively, of U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2022 and September 30, 2021, the weighted average floor on the loans subject to floating interest rates was 0.75% and 0.53%, respectively. In addition, the PNC Facility has a floating interest rate provision based on Term SOFR, Daily Simple SOFR, Canadian Bankers Acceptance Rate, Sterling Overnight Index Average, or the Euro Short-Term Rate plus a margin rate ranging from 1.75% and 2.15%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2022 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(299,599)	$(114,587)	$(185,012)
Up 50 basis points	605,626	229,175	376,451
Up 100 basis points	1,215,361	458,349	757,012
Up 150 basis points	1,825,097	687,524	1,137,573
Up 200 basis points	2,434,832	916,698	1,518,134

(1)Assumes applicable three-month base rate as of June 30, 2022, with the exception of SONIA and Prime that utilize the June 30, 2022 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, PNC Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022, together with all of the other information included in this report and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022. The risks set out below, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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

Golub Capital Direct Lending Corporation

Date: August 15, 2022	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)