Form 10-K
period 2022-09-30
GOLUB CAPITAL DIRECT LENDING CORP
filed 2022-12-06
CIK 1868878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of September 30, 2022, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 6, 2022 is 10,085,133.581.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2022.

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

•“GC Advisors” refers to GC Advisors LLC, our investment adviser;

•“GDLC Feeder” refers to GDLC Feeder Fund, L.P., a Delaware limited partnership, whose general partner is controlled by our Investment Advisor;

•“Feeder GP” refers to Golub Onshore GP 3, LLC, a general partner of GDLC Feeder;

• “Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator;

•“Adviser Revolver” refers to the line of credit with GC Advisors, which was most recently amended on November 15, 2021, and which allowed for borrowing up to $70.0 million as of September 30, 2022;

•“PNC Facility” refers to the revolving credit facility with PNC Bank, entered into on March 21, 2022, and was most recently amended on August 16, 2022, and which as of September 30, 2022, allowed for borrowing up to $80.0 million that bears at a rate of either Term SOFR, Daily Simple SOFR, CDOR, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 1.75% to 2.25%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus our assets, and was most recently amended on November 2, 2022 to increase the borrowing capacity to $105.0 million plus a margin ranging from 1.80% to 2.30%;

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

Item 1. Business
GENERAL

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $55 billion of capital under management as of July 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

Our Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative incentive fee cap and the income and capital gains incentive fee payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and, therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of July 1, 2022, Golub Capital had over $55.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 360 middle-market sponsors and repeat transactions with over 250 sponsors.

Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2022, Golub Capital had more than 170 investment professionals supported by more than 530 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends

We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle-market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We intend to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of COVID-19.

Specialized Lending Requirements.  We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to U.S. middle-market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (3) also requires more extensive ongoing monitoring by the lender.

Demand for Debt Capital.  We believe there is a large pool of committed but uninvested private equity capital for middle-market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and subordinated debt from other sources, such as us.

Competition from Bank Lenders.  We believe that many traditional bank lenders to middle-market businesses have either exited or de-emphasized their service and product offerings in the middle-market. These traditional lenders have instead focused on lending and providing other services to large corporate clients. We believe this has resulted in fewer key players and the reduced availability of debt capital to the companies we target.

Market Environment: We believe middle-market investments are likely to excel in uncertain market environments such as the current market environment following the COVID-19 outbreak that began in December 2019, and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.(1) In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle-market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “High-End Middle-Market Lending Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in June 2005.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 725 employees, led by our chairman, Lawrence E. Golub, and our chief executive officer, David B. Golub. As of September 30, 2022, Golub Capital’s more than 170 investment professionals had an average of over 13 years of investment experience and were supported by more than 530 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Maryland corporation, or GBDC; (ii) Golub Capital BDC 3, Inc., a Maryland corporation, or GBDC 3; (iii) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC 4; (iv) and Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primary focus on investing in one stop and other senior secured loans and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q2 2021 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 360 middle-market sponsors and repeat transactions with over 250 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans to U.S. middle-market companies in industries that we believe are resistant to recessions. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers believed to be insulated from economic disruptions, such as the effects of the novel coronavirus, or COVID-19, pandemic, in recession-resistant industries. We also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•annual EBITDA of less than $100.0 million;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records;
•insulation from economic disruptions, such as the effects of the COVID-19 pandemic;
•stable, predictable cash flows with low technology and market risks;
•a substantial equity cushion in the form of capital ranking junior to our investment provided by a middle-market private equity sponsor;
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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have completed investments in over 2,200 companies at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

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

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance considerations in the investment decision-making process, in accordance with its ESG policy, including analysis of the likelihood of material ESG-related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. Golub Capital’s due diligence process for middle-market credits will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$1,149,541	0.6%	$—	—%
4	197,603,049	97.9	22,990,132	100.0
3	3,083,508	1.5	—	—
2	—	—	—	—
1	—	—	—	—
Total	$201,836,098	100.0%	$22,990,132	100.0%

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

GC Advisors structures our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. GC Advisors structures investments in senior secured loans, where we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Our senior secured loans may include a payment in kind, or PIK, feature.

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

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans1. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate.

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

Equity Investments. GC Advisors structures these investments as direct or indirect minority equity co-investments in a portfolio company, usually on terms similar to the controlling private equity sponsor and in connection with our loan to such portfolio company. As a result, if a portfolio company appreciates in value, we can achieve additional investment return from these equity co-investments. GC Advisors can structure these equity co-investments to include provisions protecting our rights as a minority-interest holder, which could include a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events or demand and “piggyback” registration rights. However, because these equity co-investments will typically be in private companies, there is no guarantee that we, as a minority-interest holder, will control the timing or value of our realization of any gains on such investments. Our equity co-investments will typically include customary “tag-along” and/or “drag-along” rights that will permit or require us to participate in a sale of such equity co-investments at such time as the majority owners, not GC Advisors, determine.

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
1 As of November 10, 2022, we have updated terminology from “late stage lending” to “recurring revenue” to better reflect the commercial activity of our business.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2022, as well as the top ten industries in which we were invested as of September 30, 2022, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
SailPoint Technologies Holdings, Inc.	$17,209,265	8.5%
ICIMS, Inc.	13,404,109	6.6
PPV Intermediate Holdings, LLC	13,190,825	6.5
Anaplan, Inc.	8,713,145	4.3
Radwell Parent, LLC	7,513,090	3.7
Kaseya Inc.	6,044,224	3.0
Riskonnect Parent, LLC	5,821,749	2.9
BECO Holding Company, Inc.	5,392,095	2.7
Salon Lofts Group, LLC	4,823,290	2.4
Captive Resources Midco, LLC	4,395,965	2.2
	$86,507,757	42.8%

Industry	Fair Value of Investments	Percentage of Total Investments
Software	$81,772,254	40.5%
Specialty Retail	20,764,646	10.3
Automobiles	14,306,687	7.1
Diversified Consumer Services	10,082,997	5.0
Commercial Services and Supplies	9,296,509	4.6
Insurance	8,450,312	4.2
Healthcare Providers and Services	7,977,192	3.9
Professional Services	5,885,328	2.9
Containers and Packaging	5,871,910	2.9
IT Services	5,496,862	2.7
	$169,904,697	84.1%

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

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC.

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
•Rising interest rates could affect the value of our investments and could make it more difficult for portfolio companies to make periodic payments on their loans.
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
•There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.
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
•We are subject to certain risks related to our ability to qualify as a RIC and to related regulations governing our operation as a business development company.
•We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•We are subject to risks associated with any Credit Facility.
•Investors in shares of our common stock could fail to fund their capital commitments when due.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
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
•Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
•Our investments in debt, leveraged portfolio companies, and private and middle-market portfolio companies are risky and we could lose all or part of our investment.
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
•We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
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
•There are restrictions on the ability of holders of our common stock to transfer shares.
•Investing in our securities could involve an above average degree of risk.
•There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
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

Management Fee

Pursuant to the Investment Advisory Agreement, we pay GC Advisors a fee for investment advisory and management services consisting of two components — a base management fee, or Base Management Fee, and an incentive fee, or Incentive Fee. The cost of both the base management fee and the incentive fee is ultimately borne by our stockholders.

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
The Capital Gain Incentive Fee equals (a) 10.0% of our Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2021, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our “Capital Gain Incentive Fee Base” for each calendar year equals (1) the sum of (A) our realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis, and (C) all unrealized capital depreciation on a cumulative basis, in the case of each of clauses (A) through (C), from the date of our election to be regulated as a business development company, less (2) our unamortized deferred financing costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from the date of our election to be regulated as a business development company. Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on derivative contracts and any income tax related to cumulative aggregate realized gains and losses.
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
There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the period from July 1, 2021 (commencement of operations) to September 30, 2022. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to include the aggregate unrealized capital appreciation on investments in our calculation of the Capital Gain Incentive Fee and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period could result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2022, we have not made any Capital Gain Incentive Fee payments. For the year ended September 30, 2022, and for the period from July 1, 2021 (commencement of operations) to September 30, 2021, we did not accrue a Capital Gain Incentive Fee under GAAP.

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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in November 2020 our board of directors voted unanimously to approve the Investment Advisory Agreement for an initial term of two years from its effective date. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of services provided to us by GC Advisors;
•the investment performance of GBDC and GBDC 3;
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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In November 2020, the Administration Agreement was approved for an initial term of two-years, from when the fund commenced operations, and can be renewed with the approval of our board of directors. The board of directors, including the independent directors reviews the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement to determine that such expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

REGULATION

General

We are a business development company under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments could consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that could be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the diversification tests, described in Section 851(b)(3) of the Code in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our stockholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). As of September 30, 2022, our asset coverage for borrowed amounts was 284.4%.

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

We could also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief pursuant to which purchases by us and other accounts sponsored or managed by GC Advisors or its affiliates of a single class of privately placed securities are permitted provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we could be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.

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
•pursuant to Rule 13a-15 under the Exchange Act our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
•The end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;

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

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, we can take advantage of an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This could increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must timely distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.

Taxation as a RIC

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•qualify and have in effect an election to be treated as a business development company under the 1940 Act at all times during each taxable year;
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

Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We could be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we could be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments could face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

Certain of our investment practices could be subject to special and complex U.S. federal income tax provisions that could, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and could make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC. There can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by stockholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income. We can invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments can present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we can cease to accrue interest, original issue discount or market discount, when and to what extent deductions can be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

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

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we could be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years. The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

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

A U.S. stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of their shares of our common stock. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held their shares of common stock for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock could be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the common stock acquired will be increased to reflect the disallowed loss.

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

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.

Taxation of Non-U.S. Stockholders

Whether an investment in the shares of our common stock is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares of our common stock by a Non-U.S. stockholder could have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our common stock.

Distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income, net short-term capital gain or non-U.S.-source dividend and interest income, which generally would be free of withholding if paid to Non-U.S. stockholders directly) generally will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected with a U.S. trade or business could, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). In each such case, we will not be required to withhold U.S. federal income tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

Certain properly reported dividends received by a Non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we reported the payment as having been derived from qualified net interest income or from qualified short-term capital gains. Moreover, depending on the circumstances, we could report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.

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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities or certain other financing arrangements are typically floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor.
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
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
An excess of the amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
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
Rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
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
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If private equity sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle-market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, such sponsors likely would be unable to provide the same level of managerial, operating or financial support to such portfolio companies, resulting in an increased risk of default or inability to repay remaining principal at maturity.
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
Investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by us or by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.
Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.
Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital LLC. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.
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
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our directors and certain of our officers also serve as directors and officers of GBDC, GBDC 3, GBDC 4 and GDLCU, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
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
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.

Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GBDC 3, GBDC 4, GDLCU and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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

Our securities could be purchased by GC Advisors or its affiliates.
Affiliates of GC Advisors have purchased, and GC Advisors and its affiliates in the future expect to purchase, certain of our securities. The purchase of our securities, including shares of our common stock, by GC Advisors and its affiliates could create certain risks. For example, GC Advisors and its affiliates could have an interest in disposing of our securities at a date that differs from that of our other investors so as to recover their investment in such securities.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
The majority of our portfolio investments are in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected.
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
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.” See “Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that our board of directors must monitor.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations, and any co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
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
We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC to permit us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates will afford us additional investment opportunities and the ability to achieve greater diversification. There could be many follow-on opportunities available to other entities advised by GC Advisors and its affiliates that are unavailable to us due to the limitations of the exemptive relief granted to us, GC Advisors and its affiliates.
Although the terms of the exemptive relief require that GC Advisors will be given the opportunity to cause us to participate in certain transactions originated by affiliates of GC Advisors, GC Advisors could determine that we not participate in those transactions and for certain other transactions (as set forth in certain criteria approved by our board of directors) GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest could still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.
We have entered into the Adviser Revolver resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.

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
Strategic transactions are subject to many risks, such as the risk that the transaction might not be successful in meeting its strategic goals, or the risk that the transaction might divert the attention of GC Advisors from our core investment activities, or the risk that the management team will not be successful in developing and operating the underlying business involved in the strategic transaction.
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
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our stockholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”
We could need to raise additional capital to grow because we must distribute most of our income.
We can offer no assurance that we would be successful in meeting our target for capital commitments from investors in the private placement of our common stock or that we could raise a sufficient amount of capital to permit us to effectively implement our investment strategy and objectives. As a result, we could need additional capital to fund new investments and grow our portfolio of investments. In addition to the private placement of our common stock, we intend to access the capital markets periodically to issue debt or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify as a RIC, we are required to distribute each taxable year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. It is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
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
We do not expect to be treated as a “publicly offered regulated investment company”. Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) shares of our common stock being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See “Material U.S. Federal Income Tax Considerations — Taxation of U.S. Stockholders.”
Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. We do not, however, anticipate directly issuing debt securities in the next 12 months. As of September 30, 2022, we had outstanding borrowings of $73,113,518.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and could have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that could involve a premium price for holders of our common stock or otherwise be in the best interest of our common stockholders. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders would not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of our common stock. We do not, however, anticipate issuing preferred stock in the next 12 months.
We are not generally able to issue and sell our common stock at a price below net asset value per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and, in certain cases, if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease, and holders of our common stock could experience dilution.
Investors in shares of our common stock could fail to fund their capital commitments when due.
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

In addition, there is no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other stockholders who have an outstanding capital commitment could be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.
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
We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
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
In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates, including loans to bridge the time period before calling capital commitments are made by investors, to ensure timely funding of negotiated investments, to assist with loan origination and/or because the timing of funding inflow and outflow is not in sync.
We could issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any revolving credit facility, or Credit Facility, or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses, or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2022, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(16.76)%	(9.06)%	(1.37)%	6.33%	14.02%
(1)Assumes $209,220,481 in total assets, $73,113,518 in debt outstanding and $135,953,071 in net assets as of September 30, 2022 and an effective interest rate for the year ended September 30, 2022 of 2.55%.
Based on our outstanding indebtedness of $73,113,518 as of September 30, 2022 and the effective interest rate for the year ended September 30, 2022 of 2.55%, our investment portfolio would have been required to experience an annual return of at least 0.89% to cover annual interest payments on the outstanding debt.
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
We are subject to risks associated with any Credit Facility.
We, directly, or indirectly through a wholly-owned subsidiary, or Funding Subsidiary, have entered into and expect to enter into in the future one or more revolving credit facilities, or, each a Credit Facility, that we expect will be secured by our portfolio company investments and/or capital commitments from investors in the private placement of our common stock. Our Funding Subsidiary, GDLC Funding LLC (“GDLCF”), has entered into the PNC Credit Facility, which is a Credit Facility. As a result of a Credit Facility, we would be subject to a variety of risks, including those set forth below. Certain terms of credit facilities and other forms of leverage will have the effect of imposing constraints on our investments, including requiring the lender’s consent to make new or additional investments or to move cash or other assets from a subsidiary of ours, even if the subsidiary is not in default. Credit agreements typically include terms that permit the lender to materially reduce or terminate the credit line, including an acceleration right or a termination right upon any event of default. In some cases, events of default are tied to events relating to the borrowing entity, us, or other circumstances, even if those events are not related to the borrower’s ability to repay the borrowing. To the extent we pledge capital commitments as collateral for a Credit Facility, a lender could have the right to issue drawdown notices and require the funding of a drawdown purchase from investors in the private placement of our common stock, the proceeds of which would be used to pay down the Credit Facility. In the event that a Credit Facility or other form of leverage is materially reduced or terminated, there can be no assurance that suitable replacement financing facilities could be arranged. Any reduction or termination might result in our being unable to obtain financing for additional investments and could reduce investor returns by deleveraging us and causing investors to bear increased costs. Upon an event of default relating to a Credit Facility or other form of financing, it is likely that the leverage provider would attempt to exercise its remedies, which could have a material adverse impact on us. The existence of these limitations could cause GC Advisors or its affiliates to incur leverage in conditions that are not optimal.

We are subject to risks associated with any Credit Facility that utilizes a Funding Subsidiary as our interests in any Funding Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Funding Subsidiary.
We own directly or indirectly 100% of the equity interests in each Funding Subsidiary, including GDLCF. We consolidate the financial statements of any Funding Subsidiary, including GDLCF, in our consolidated financial statements and treat the indebtedness of the Funding Subsidiary as our leverage. Our interests in any Funding Subsidiary are subordinated in priority of payment to every other obligation of the Funding Subsidiary and are or would be subject to certain payment restrictions set forth in each applicable Credit Facility, including, with respect to GDLCF, the PNC Facility.
Our equity interests in any Funding Subsidiary will rank behind all of the secured and unsecured creditors, known or unknown, of such Funding Subsidiary, including the lenders in the applicable Credit Facility. Consequently, to the extent that the value of the portfolio of loan investments held by a Funding Subsidiary has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in the Funding Subsidiary could be reduced. Accordingly, our investment in any Funding Subsidiary, could be subject to up to a complete loss. In addition, under the PNC Credit Facility, if GDLCF does not meet the borrowing base test set forth in the PNC Credit Facility documents, a default would occur. In the event of a default under the documents governing a Credit Facility, including the PNC Credit Facility, cash would be diverted from us to pay the lenders and other secured parties until they are paid in full. In the event that we fail to receive cash from our Funding Subsidiaries, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by any Funding Subsidiary will be sufficient to make any distributions to us or that such distributions will meet our expectations.
Our ability to sell investments held by any Funding Subsidiary is limited.
A Credit Facility, including the PNC Credit Facility, places significant restrictions on the Credit Facility servicer’s ability to sell investments held by the Funding Subsidiary. As a result, there could be times or circumstances during which we would be unable to sell investments or take other actions that could be in our best interests.
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
Our use of repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement could decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us could decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we could be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our net asset value would decline, and, in some cases, we could be worse off than if we had not used such agreements.
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
Our ability to invest in public companies is limited in certain circumstances. If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy and decrease our operating flexibility.
To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange could be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment. See “Business — Regulation — Qualifying Assets.”
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are, and are expected to be in the future, classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement and Disclosure, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “Risks Relating to Our Business and Structure — We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic and in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
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
In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it can make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such an offer. Also, our charter provides for classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorize our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue.
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
Prior to the registration of our common stock under the Exchange Act sufficient to cause our common stock to be a “publicly offered security” for purposes of the Plan Assets Regulation, as described below, we do not intend to permit employee benefit plans and other plans, as defined in and subject to Section 4975 of the Code, to hold twenty-five percent (25%) (or such higher percentage as can be specified in regulations promulgated by the United States Department of Labor) or more of the value of any outstanding class of our capital stock. Accordingly, we expect that our assets will not be treated as “plan assets” subject to Title I of ERISA or Section 4975 of the Code, as amended, though there is no assurance that this will be the case. Were our assets to be treated as “plan assets” (that is, if 25% or more of the value of any class of capital stock is held by certain benefit plan investors), we could, among other things, be subject to certain restrictions on our ability to carry out our activities as described herein. Moreover, we can require certain benefit plan investors or other employee benefit plans not subject to Title I of ERISA or Section 4975 of the Code to reduce or terminate their interests in us at such time.

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
Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
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
Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources, newer technologies and/or products, smaller market shares, less experienced management teams and less predictable operating results, and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle-market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle-market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the current COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by the COVID-19 pandemic or other market or economic conditions.
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
We invest primarily in privately held companies. Because private companies have reduced access to the capital markets, such companies could have diminished capital resources and ability to withstand financial distress. Often, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the departure of one or more of these persons could have a material adverse impact on the portfolio company and, as a result our investments.
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
Our portfolio companies could prepay loans, which could reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
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
A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the portfolio companies to which we are exposed, whether directly or indirectly. Such developments could adversely affect the ability of such companies to comply with their loan repayment obligations. It is possible that the issuer of a note or other instrument in which we invest could default on its debts, in which case we could lose most or all of our investment in that instrument, subjecting us to significant loss. The risk and magnitude of losses associated with defaults could be increased where the instrument is leveraged.
We have not yet identified the portfolio company investments we will acquire and we could have difficulty sourcing investment opportunities.
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in loans and illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot provide any assurance that we will achieve our anticipated investment pace. As a result, investors will not be able to evaluate any future portfolio company investments prior to purchasing shares of our securities. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of any sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we could also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.
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
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including the effects of a global health pandemic such as the COVID-19 pandemic. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.

We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to significantly increase upon the occurrence of adverse events, including for example, the COVID-19 pandemic or an inflationary economic environment. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
To the extent we do not hold controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company makes business decisions with which we disagree, and that the management and/or stockholders of a portfolio company could take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we can provide no assurance that we will be able to dispose of our investments in the event we disagree with the actions of a portfolio company and could therefore suffer a decrease in the value of our investments.
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
Covenant-lite loans could expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Certain loans in our portfolio could consist of “covenant-lite” loans. Such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of covenant-lite loans could expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
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
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2022, we were invested in securities of 15 non-US companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
We can invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies. Any of our portfolio company investments that are denominated in foreign currencies will be subject to the risks associated with fluctuations in currency exchange rates, which fluctuations could adversely affect our performance.
We have and could in the future enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We could also, for example, borrow under a credit facility in currencies selected to minimize our foreign currency exposure. Use of these hedging instruments could include counterparty credit risk. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. While hedging transactions can reduce such risks, they generally will not be designed to prevent all loss from our position. There also could be barriers that prevent us from entering into certain hedging transactions. These barriers will not necessarily impact other investment funds managed by GC Advisors or its affiliates. Hedging transactions could result in a lower overall performance for us than if it had not entered into hedging transactions and generally introduces new risks, such as counterparty risk and greater illiquidity. In addition, we are permitted to borrow funds in one or more foreign currencies as a form of protection against currency risk. The use of such financing could create new risks not traditionally associated with credit facilities or other forms of leverage. Conversely, to the extent that we do not enter into hedging transactions, borrower defaults and fluctuations in currency exchange rates or interest rates could result in poorer overall performance for us than if it had entered into such hedging transactions.
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
There is no existing trading market for shares of our common stock, and no market for our shares may develop in the future. If developed, any such market could not be sustained. In the absence of a trading market, our stockholders could be unable to liquidate an investment in our common stock. Our outstanding shares of common stock have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from regulations under the Securities Act, and these additional restrictions further limit the liquidity of an investment in shares of our common stock and the price at which holders may be able to sell shares of our common stock.
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
The investments we make in accordance with our investment objective could result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities may not be suitable for someone with a lower risk tolerance. In addition, our common stock is intended for long-term investors and should not be treated as a trading vehicle.
There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. Distributions from the proceeds of private placements of our common stock or from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies.
There is no guarantee of an Accelerated Liquidity Event; therefore, there is no guarantee that an investor will be able to exit its investment in us by a specific date.
At any time following the expiration of the Investment Period, the board of directors could seek stockholder approval of an Accelerated Liquidity Event. An Accelerated Liquidity Event includes the sale by us of all or substantially all of either (a) our assets or (b) our shares of common stock to, or other liquidity event with, an entity for consideration of cash and/or publicly listed securities of the acquirer, provided that any Accelerated Liquidity Event presented for approval of our stockholders must provide our stockholders with the option to receive consideration per share consisting of cash in an amount that is not less than the net asset value per share held by such investor or securities of the acquirer. An Accelerated Liquidity Event does not include an initial public offering or listing on a national securities exchange of our shares of common stock. There is no assurance that we will complete an Accelerated Liquidity Event by a specified date or at all. If we do not successfully complete an Accelerated Liquidity Event, investors will not be able to fully exit their investment in us until such time as we complete our liquidation, which is not required to be complete by any specific date and could be expected to occur over a prolonged period of time.
We are subject to risks associated with an Accelerated Liquidity Event and we cannot provide any assurance that we will be able to complete a liquidity event on acceptable terms or at all.
We cannot assure you that we will be able to complete an Accelerated Liquidity Event. We will be subject to risks in connection with an Accelerated Liquidity Event. Any Accelerated Liquidity Event must be presented for approval by our stockholders and must provide our stockholders with the option to receive consideration per share consisting of cash in an amount that is not less than the net asset value per share held by such investor or securities of the acquirer. Risks of an Accelerated Liquidity Event include the risk that our stockholders experience a reduction in percentage ownership and voting power in any resulting entity and the risk that the anticipated benefits of any merger or liquidity event are not realized by the resulting entity. In addition, an Accelerated Liquidity Event could trigger “change of control” provisions and other restrictions in certain of our contracts, including credit facilities, and the failure to obtain any required consents or waivers from counterparties could permit such counterparties to terminate, or otherwise increase their rights or our obligations under, any such agreements. If such agreements are terminated or amended, we cannot assure you that we would be able to replace, amend or obtain a waiver under any such agreement on acceptable terms, or at all.
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
Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 10% of the total distribution, for distributions declared on or before December 31, 2022 and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2023. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
We can distribute assets in-kind.
We are permitted to distribute our investments “in-kind” to stockholders. If we do not complete an Accelerated Liquidity Event, our board of directors (consistent with its fiduciary duties) could determine that it is necessary or appropriate to distribute securities or other assets as a distribution-in-kind. When a stockholder receives an in-kind distribution of an investment, it will have to make investment decisions concerning the investment without the services of GC Advisors. In addition, after receiving an in-kind distribution of an investment, the stockholder will be responsible for all costs associated with the maintenance and disposition of such investment, which could cause the stockholder’s return on such investment to be lower than had the distribution in-kind not occurred. Further, there is no guarantee that there will be a market for such investment and such stockholder could have to hold such investment indefinitely.
If we issue preferred stock, debt securities or convertible debt securities, the net asset value of our common stock could become more volatile.
We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of our common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the net asset value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which could be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt could have different interests than holders of common stock and could at times have disproportionate influence over our affairs.

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
In 2020, the U.S. capital markets experienced extreme volatility and disruption following the global outbreak of COVID-19 (also known as the “coronavirus”). Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. These disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
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
In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China, and spread to additional countries. On January 30, 2020, the World Health Organization declared a global emergency. At various times during the course of the pandemic, orders have been issued and lifted restricting movement within a number of large metropolitan areas, including in some instances, orders to shelter in place. The outbreak of COVID-19 and its related negative public health developments adversely affected workforces, customers, suppliers, economies and financial markets globally. The length of any resulting economic downturn and any additional waves of the disease that could exacerbate or further prolong any downturn are impossible to predict and could affect operations of GC Advisors’ business, including by harming GC Advisors’ ability to manage our investments. In addition, portfolio companies and our investments in such companies could be adversely impacted by the COVID-19 pandemic or any other pandemic, including by supply disruptions, decreases in consumer demand, loss of personnel either to sickness or movement restrictions, and the resulting global market and economic disruptions. These adverse effects could cause losses in value of our investments, adversely affecting investors.
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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The impact of Brexit on our investments is uncertain and could adversely affect our business.
On January 31, 2020, the United Kingdom, or the UK, ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and could lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors could have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or the CFTC, or could determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
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
We are an “emerging growth company,” and we do not know if such status will make our shares of common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•	the last day of the fiscal year ending after the fifth anniversary of any initial public offering of shares of our common stock;

•	the year in which our total annual gross revenues first exceed $1.235 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

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

Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the value of our common stock.
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As such, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur expenses that could negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.
Technological innovations and industry disruptions could negatively impact us.
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
GC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and GC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on GC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.

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
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies.
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. An adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies, or a cyber incident, may be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital and our portfolio companies. Although Golub Capital takes protective measures, these measures, as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that the financial results, operations or confidential information of ours or our portfolio companies will not be negatively impacted by any such incident. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, Golub Capital or our portfolio companies will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on the business, results of operations and financial condition of us and of our portfolio companies.

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

Holders

As of December 6, 2022, we had 8 stockholders of record.

Distributions

To the extent that we have income available, we intend to make periodic distributions to our stockholders. Our distributions, if any, are determined by our board of directors. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the year ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021:

		Distributions Declared
Record Dates	Payment Dates	Per Share	Amount
Fiscal year ended September 30, 2022
October 18, 2021	November 22, 2021	$0.1530	$371,044
November 29, 2021	December 27, 2021	0.0898	278,168
December 20, 2021	February 28, 2022	0.1939	600,698
January 20, 2022	March 23, 2022	0.1656	513,049
February 25, 2022	May 23, 2022	0.1461	513,385
March 21, 2022	May 23, 2022	0.1706	599,438
April 29, 2022	July 25, 2022	0.0764	343,580
May 20, 2022	July 25, 2022	0.0936	421,224
July 19, 2022	September 14, 2022	0.1269	760,256
Total		$1.2159	$4,400,842

Period from July 1, 2021 (commencement of operations) to September 30, 2021
August 6, 2021	September 30, 2021	$0.0125	$15,184
August 25, 2021	September 30, 2021	0.0303	48,928
Total		$0.0428	$64,112

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

As of September 30, 2022, our stockholders have subscribed to contribute capital to us of $339,550,500 pursuant to the Subscription Agreements of which $135,678,126 was called and contributed through September 30, 2022.

Issuer Purchases of Equity Securities

None.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
•the effect of investments that we expect to make and the competition for those investments;
•our contractual arrangements and relationships with third parties;
•completion of a liquidity event;
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
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
•turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
•our ability to qualify and maintain our qualification as a RIC and as a business development company;
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a business development company, we are also subject to certain constraints, including limitations imposed by the 1940 Act and after our election to be treated as a RIC, limitations imposed by the Code. We were formed in September 2020 as a Delaware limited liability company and converted to a Maryland corporation effective July 1, 2021.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $55.0 billion in capital under management as of July 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2022 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of September 30, 2022		As of September 30, 2021
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$7,076,242	3.5%	$5,568,237	24.2%
One stop	183,915,960	91.1	16,067,587	70.0
Second lien	949,669	0.5	1,182,051	5.1
Subordinated debt	162,955	0.1	—	—
Equity	9,731,272	4.8	172,257	0.7
Total	$201,836,098	100.0%	$22,990,132	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans(1). Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2022 and September 30, 2021, one stop loans included $53.8 million and $1.6 million, respectively, or recurring revenue loans at fair value.

Equity investments include investments in preferred equity of portfolio companies structured to have all or a majority of their expected return from contractual rates of payment on the original investment. We refer to these investments as yield oriented preferred equity investments. As of September 30, 2022, we had yield oriented preferred equity investments with a total cost basis of $6.4 million with a weighted average contractual rate of approximately 11%, or the Yield Oriented Preferred Return. The Yield Oriented Preferred Return is included in net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

As of September 30, 2022 and September 30, 2021, we had debt and equity investments in 118 and 29 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, annualized as applicable, which represented 100% of our debt investments, as well as the total return based on our average net asset value, total return based on the change in the net asset value of our stock assuming distributions were reinvested in accordance with our DRIP in each case, and our net investment income - return on equity for the year ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021:

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Weighted average income yield(2)*	7.6%	7.0%
Weighted average investment income yield(3)*	8.0%	7.3%
Total return based on average net asset value(4) *	7.0%	(0.5)%
Total return based on net asset value per share(5)	8.5%	0.1%
Net investment income - return on equity(6)*	8.8%	—%

* Annualized for periods less than one year.
(1) As of November 10, 2022, we have updated terminology from “late stage lending” to “recurring revenue” to better reflect the commercial activity of our business.
(2) Represents income from interest, fees and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(3) Represents income from interest, fees and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(4) Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(5) Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
(6) Net investment income - return on equity is calculated as (a) net investment income after excise tax divided by (b) the daily average of total net assets.
As of September 30, 2022, GDLC has earned an inception-to-date internal rate of return, or IRR, of 6.7% for stockholders taken as a whole. For the year ended September 30, 2022, GDLC has earned a year-to-date IRR of 7.2% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

COVID-19 Pandemic

The spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While restrictions, business closures and other quarantine measures have been lifted in certain states in the United States and other countries, COVID-19 outbreaks have led, and could lead to, the re-introduction of such restrictions. As a result, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our portfolio companies’ operating results or the impact COVID-19 may have on our results of operations and financial condition.

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

In anticipation of the discontinuation of LIBOR, we assessed our current debt facilities for our exposure to LIBOR. The PNC Facility (as defined in Note 7 of our consolidated financial statements) utilizes SOFR as a reference rate for USD borrowings and foreign alternative reference rates for foreign borrowings. The Adviser Revolver (as defined in Note 7 of our consolidated financial statements) currently utilizes a reference rate of short-term AFR. We expect any new debt facilities that we enter into subsequent to September 30, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On November 2, 2022, we entered into an amendment on the PNC Facility, or the Second PNC Credit Facility amendment. The Second PNC Facility Amendment amended the PNC Facility to, among other things, increase the borrowing capacity up to an aggregate of $105 million and update the applicable margin such that the PNC facility will bear interest at our election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily SOFR, the Term SOFR or the Base rate (each as defined in the PNC Facility), plus a margin ranging from 1.80% to 2.30% depending on the degree of our uncalled capital commitments coverage of the PNC Facility compared to the value of our assets. The other material terms of the PNC Facility were unchanged.

On November 2, 2022, we issued a capital call to stockholders that was due on November 14, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	11/14/2022	1,018,651.533	$15.00	$15,279,773

On August 5, 2022 and November 18, 2022, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 18, 2022	December 28, 2022	In an amount (if positive) such that our net asset value as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share
November 21, 2022	December 28, 2022	In an amount (if positive) such that our net asset value as of November 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP, for the period November 1, 2022 through November 30, 2022 and the payment of this distribution is $15.00 per share
December 15, 2022	February 28, 2023	In an amount (if positive) such that our net asset value as of December 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP, for the period December 1, 2022 through December 31, 2022 and the payment of this distribution is $15.00 per share
January 17, 2023	March 21, 2023	In an amount (if positive) such that our net asset value as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP, for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

Consolidated operating results for the year ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 20212 are as follows:

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Interest income	$7,167,202	$122,582
Accretion of discounts and amortization of premiums	359,612	5,270
Fee income	106,018	5,635
Total investment income	7,632,832	133,487
Net expenses	1,624,297	1,466
Net investment income - before excise tax	6,008,535	132,021
Excise tax	7,734	—
Net investment income - after excise tax	6,000,801	132,021
Net realized gain (loss) on investment transactions	(104,866)	(80,059)
Net change in unrealized appreciation (depreciation) on investment transactions	(1,145,005)	(71,120)
Net increase (decrease) in net assets resulting from operations	$4,750,930	$(19,158)
Average earning portfolio company investments, at fair value	$95,332,927	$7,293,025

2 No comparative variance analysis was performed due to fiscal year 2021 commencing operations on July 1, 2021.

Expenses

The following table summarizes our expenses for the year ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 20213:

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Interest expense	$888,982	$1,466
Amortization of debt issuance costs	85,443	—
Base management fee, net of waiver	—	—
Income incentive fee, net of waiver	231,391	—
Professional fees	674,145	175,090
Administrative service fee	91,603	4,670
General and administrative expenses	128,706	21,613
Operating expenses reimbursement waived	(475,973)	(201,373)
Net expenses	$1,624,297	$1,466
Average debt outstanding	$38,264,376	$3,061,413

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. For the year ended September 30, 2022, we were fully through the catch-up provision of the Income Incentive Fee calculation. During the quarter ended September 30, 2022, the Income Incentive Fee was limited by the Incentive Fee Cap resulting in the gross Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income limited to 8.9% for the quarter.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, excluding waivers, was 9.5% for the year ended September 30, 2022. GC Advisors voluntarily agreed to irrevocably waive 100% of the Income Incentive Fee for the three months ended December 31, 2021 and September 30, 2022.

3 No comparative variance analysis was performed due to fiscal year 2021 commencing operations on July 1, 2021.

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

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 20212:

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Net realized gain (loss) from investments	$255	$—
Net realized gain (loss) on foreign currency transactions	(105,121)	(80,059)
Net realized gain (loss) from investment transactions	$(104,866)	$(80,059)
Unrealized appreciation from investments	$994,555	$26,332
Unrealized (depreciation) from investments	(2,121,087)	(95,626)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(18,473)	(1,826)
Net change in unrealized appreciation (depreciation) on investment transactions	$(1,145,005)	$(71,120)

During the year ended September 30, 2022, and for the period from July 1, 2021 (commencement of operations) to September 30, 2021, we had a net realized loss on investment transactions of $0.1 million and $0.1 million, respectively.

For the year ended September 30, 2022, we had $1.0 million in unrealized appreciation on 65 portfolio company investments, which was offset by $2.1 million in unrealized depreciation on 112 portfolio company investments. Unrealized appreciation for the year ended September 30, 2022 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation for the year ended September 30, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market during the last two quarters of the 2022 fiscal year and the amortization of discounts.

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

Liquidity and Capital Resources

For the year ended September 30, 2022, we experienced a net decrease in cash and cash equivalents and foreign currencies of $23.4 million. During the period, we used $176.2 million in operating activities, primarily as a result of fundings of portfolio investments of $188.0 million, partially offset by proceeds from principal payments of portfolio investments of $7.8 million. During the same period, cash provided by financing activities was $152.8 million, primarily driven by borrowings on debt of $142.7 million and proceeds from the issuance of common shares of $99.3 million, that were partially offset by repayments of debt of $84.1 million and distributions paid of $4.4 million.

For the period from July 1, 2021 (commencement of operations) to September 30, 2021, we experienced a net increase in cash and cash equivalents and foreign currencies of $29.7 million. During the period, we used $23.0 million in operating activities, primarily as a result of fundings of portfolio investments of $26.9 million, partially offset by proceeds from principal payments of portfolio investments of $3.9 million. During the same period, cash provided by financing activities was $52.6 million, primarily driven by borrowings on debt of $16.4 million and proceeds from the issuance of common shares of $36.4 million, that were partially offset by distributions paid of $0.1 million.

As of September 30, 2022 and September 30, 2021, we had $5.7 million and $29.4 million of cash and cash equivalents, respectively. In addition, as of September 30, 2022 and September 30, 2021, we had $0.3 million and $0.2 million of foreign currencies, respectively. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of September 30, 2022 and September 30, 2021, we had investor capital subscriptions totaling $339.6 million and $202.0 million, respectively, of which $135.7 million and $36.4 million, respectively, had been called and contributed, leaving $203.9 million and $165.6 million of uncalled investor capital subscriptions, respectively.

Revolving Credit Facilities

PNC Facility - On March 21, 2022, we entered into a revolving credit and security agreement with PNC Bank (as defined in Note 7 of our consolidated financial statements). As of September 30, 2022, we were permitted to borrow up to $80.0 million at any one time. As of September 30, 2022, we had outstanding debt of $60.0 million under the PNC Facility. On November 2, 2022, we entered into an amendment to increase borrowing capacity under the PNC Facility to $105 million. See “Recent Developments”.

Adviser Revolver - As of September 30, 2022 and September 30, 2021, we were permitted to borrow up to $70.0 million and $40.0 million, respectively, at any one time outstanding under the Adviser Revolver. As of September 30, 2022 and September 30, 2021, we had outstanding debt of $13.1 million and $16.4 million, respectively, under the Adviser Revolver. On November 15, 2021, we entered into an amendment to increase borrowing capacity under the Adviser Revolver from $40.0 million to $70.0 million and permit us to borrow in foreign currencies.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of September 30, 2022, our asset coverage for borrowed amounts was 284.4%.

As of September 30, 2022, we had outstanding commitments to fund investments totaling $50.2 million, including $10.0 million of commitments on undrawn revolvers. As of September 30, 2021, we had outstanding commitments to fund investments totaling $6.2 million, including $2.0 million of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2022 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the PNC Facility and the Adviser Revolver as of September 30, 2022 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2022. As of September 30, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2022 and September 30, 2021, we had investments in 118 and 29 portfolio companies, respectively, with a total fair value of $201.8 million and $23.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

	Year ended September 30, 2022		Period from July 1, 2021 (commencement of operations) to September 30, 2021
	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$3,046,038	1.3%	$6,969,738	23.5%
One stop	225,705,507	94.8	21,286,204	71.7
Subordinated debt	156,963	0.1	—	—
Second lien	—	—	1,222,574	4.1
Equity	9,105,686	3.8	172,259	0.7
Total new investment commitments	$238,014,194	100.0%	$29,650,775	100.0%

For the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, we had approximately $7.8 million and $3.9 million, respectively, in proceeds from principal payments and sales of equity investments in portfolio companies.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2022 (1)			As of September 30, 2021(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured:
Performing	$7,272,595	$8,097,086	$7,076,242	$5,754,196	$5,642,935	$5,568,237
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	188,362,877	186,150,208	183,915,960	16,303,977	16,045,949	16,067,587
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	999,652	1,203,596	949,669	1,222,575	1,198,283	1,182,051
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	171,531	168,635	162,955	—	—	—
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	9,278,075	9,731,272	N/A	172,259	172,257
Total	$196,806,655	$204,897,600	$201,836,098	$23,280,748	$23,059,426	$22,990,132

(1)As of September 30, 2022, $7.1 million and $6.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
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
As of September 30, 2022 and September 30, 2021, we had no loans on non-accrual status. As of September 30, 2022 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 97.6% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated during the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Weighted average rate of new investment fundings	8.0%	6.2%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.9%	5.8%
Weighted average fees of new investment fundings	1.1%	1.4%
Weighted average rate of sales and payoffs of portfolio investments	7.1%	N/A

As of September 30, 2022, 96.8% and 96.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2021, 73.7% and 73.4% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2022 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $55.7 million and $30.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2022 and September 30, 2021:

	As of September 30, 2022		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$1,149,541	0.6%	$—	—%
4	197,603,049	97.9	22,990,132	100.0
3	3,083,508	1.5	—	—
2	—	—	—	—
1	—	—	—	—
Total	$201,836,098	100.0%	$22,990,132	100.0%

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
•GC Advisors has agreed to certain waivers with respect to the base management fee for the periods following July 1, 2021, the initial closing date for the private placement of shares of our common stock, and irrevocably waived 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2021 to June 30, 2022; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2022 to June 30, 2023; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2023 to June 30, 2024.
•GC Advisors voluntarily agreed to irrevocably waive $137,550 of the base management fee in order to waive 100% of the base management fee as calculated in accordance with the Investment Advisory Agreement for the quarter ended September 30, 2022.
•GC Advisors voluntarily agreed to irrevocably waive reimbursement from us for operating expenses during the quarters ended December 31, 2021 and September 30, 2022.
•GC Advisors voluntarily agreed to irrevocably waive 100% of the Income Incentive Fees due from us for the quarters ended December 31, 2021 and September 30, 2022, and $7,423 of Income Incentive Fees for the quarter ended March 31, 2022.
•Golub Capital LLC provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•Under the Staffing Agreement Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of September 30, 2022, GGP Class B-P, LLC Holdings LP had an aggregate commitment to us of $102.0 million. As of September 30, 2022, we have issued 3,883,242.428 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $58.2 million.
•On July 1, 2022, we entered into subscription agreement with GDLC Feeder Fund, L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors for an aggregate commitment of $115.0 million, and whose limited partners are not affiliates of GC Advisors. As of September 30, 2022, we have issued 1,042,020.322 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate contributions totaling $15.5 million.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to GBDC, GBDC 3, GDLCU and GBDC 4, all of which focus on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, most of our officers and directors serve in similar capacities for

GBDC, GBDC 3, GDLCU and GBDC 4. If GC Advisors and its affiliates determine that an investment is appropriate for us and for other such accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations will be subject to review by an independent valuation firm and each portfolio company subject to review at least once on during a trailing twelve-month period. As of September 30, 2022, all investments were valued using Level 3 inputs of the fair value hierarchy, with the exception of money market funds included in cash and cash equivalents (Level 1 investments). As of September 30, 2021, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, the board of directors of a registered investment company or BDC is permitted to delegate to a valuation designee, which could be its investment adviser, the responsibility to determine fair value of investments in good faith subject to the oversight of the board. Our board of directors has determined to continue its determination of fair value of our investments for which market quotations are not readily available in accordance with our valuation policies and procedures and has not designated GC Advisors or any other entity as a valuation designee.

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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of September 30, 2022 and September 30, 2021, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, we incurred $7,734 and $0, respectively, of U.S federal excise tax.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2022 and September 30, 2021, the weighted average floor on the loans subject to floating interest rates was 0.70% and 0.53%, respectively. In addition, the PNC Facility has a floating interest rate provision based on term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the €STR (each, as defined in the PNC Facility) plus a margin ranging from 1.75% to 2.25%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2022 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 200 basis points	$(3,857,815)	$(1,462,270)	$(2,395,545)
Down 150 basis points	(2,906,471)	(1,096,703)	(1,809,768)
Down 100 basis points	(1,947,393)	(731,135)	(1,216,258)
Down 50 basis points	(973,697)	(365,568)	(608,129)
Up 50 basis points	973,697	365,568	608,129
Up 100 basis points	1,947,393	731,135	1,216,258
Up 150 basis points	2,921,090	1,096,703	1,824,387
Up 200 basis points	3,894,786	1,462,270	2,432,516

(1)Assumes applicable three-month base rate as of September 30, 2022, with the exception of SONIA and Prime that utilize the September 30, 2022 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, PNC Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	100
Consolidated Statements of Financial Condition as of September 30, 2022 and 2021	101
Consolidated Statements of Operations for the Year Ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021	102
Consolidated Statements of Changes in Net Assets for the Year Ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021	103
Consolidated Statements of Cash Flows for the Year Ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021	104
Consolidated Schedules of Investments as of September 30, 2022 and 2021	105
Notes to the Consolidated Financial Statements	123

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital Direct Lending Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital Direct Lending Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for the year ended September 20, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2022 and 2021, by correspondence with the custodians and the underlying investees. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Chicago, Illinois
December 6, 2022

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2022	September 30, 2021

Assets
Investments at fair value (amortized cost of $204,897,600 and $23,059,426, respectively)	$201,836,098	$22,990,132
Cash and cash equivalents	5,736,284	29,432,086
Foreign currencies (cost of $344,297 and $160,153, respectively)	337,368	158,327
Interest receivable	1,055,473	58,781
Deferred offering costs	225,522	350,272
Other assets	29,736	—
Total Assets	$209,220,481	$52,989,598
Liabilities
Debt	$73,113,518	$16,350,000
Less unamortized debt issuance costs	631,534	—
Debt less unamortized debt issuance costs	72,481,984	16,350,000
Interest payable	635,421	1,466
Accounts payable and accrued expenses	125,000	345,271
Accrued trustee fees	25,005	5,001
Total Liabilities	73,267,410	16,701,738
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 and September 30, 2021	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 9,066,482.048 and 2,424,742.000 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	9,068	2,425
Paid in capital in excess of par	135,669,137	36,368,705
Distributable earnings (losses)	274,866	(83,270)
Total Net Assets	135,953,071	36,287,860
Total Liabilities and Total Net Assets	$209,220,481	$52,989,598
Number of common shares outstanding	9,066,482.048	2,424,742.000
Net asset value per common share	$15.00	$14.97

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Investment income
Interest income	$7,526,814	$127,852
Fee income	106,018	5,635
Total investment income	7,632,832	133,487
Expenses
Interest expense	974,425	1,466
Base management fee	980,232	18,870
Incentive fee	590,775	—
Professional fees	674,145	175,090
Administrative service fee	91,603	4,670
General and administrative expenses	128,706	21,613
Total expenses	3,439,886	221,709
Base management fee waived (Note 4)	(980,232)	(18,870)
Incentive fee waived (Note 4)	(359,384)	—
Operating expenses reimbursement waived (Note 4)	(475,973)	(201,373)
Net expenses	1,624,297	1,466
Net investment income - before excise tax	6,008,535	132,021
Excise tax	7,734	—
Net investment income - after excise tax	6,000,801	132,021
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	255	—
Foreign currency transactions	(105,121)	(80,059)
Net realized gain (loss) on investment transactions	(104,866)	(80,059)
Net change in unrealized appreciation (depreciation) from:
Investments	(1,126,532)	(69,294)
Translation of assets and liabilities in foreign currencies	(18,473)	(1,826)
Net change in unrealized appreciation (depreciation) on investment transactions	(1,145,005)	(71,120)
Net gain (loss) on investment transactions	(1,249,871)	(151,179)
Net increase (decrease) in net assets resulting from operations	$4,750,930	$(19,158)
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$1.04	$(0.02)
Basic and diluted weighted average common shares outstanding (Note 11)	4,573,385	1,138,050

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at July 1, 2021 (commencement of operations)	700.000	$1	$10,499	$—	$10,500
Issuance of common stock	2,424,042.000	2,424	36,358,206	—	36,360,630
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	132,021	132,021
Net realized gain (loss) on investment transactions	—	—	—	(80,059)	(80,059)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(71,120)	(71,120)
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(64,112)	(64,112)
Total increase (decrease) for the period from July 1, 2021 (commencement of operations) to September 30, 2021	2,424,042.000	2,424	36,358,206	(83,270)	36,277,360
Balance at September 30, 2021	2,424,742.000	$2,425	$36,368,705	$(83,270)	$36,287,860
Issuance of common stock	6,641,194.694	6,642	99,300,355	—	99,306,997
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,000,801	6,000,801
Net realized gain (loss) on investment transactions	—	—	—	(104,866)	(104,866)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(1,145,005)	(1,145,005)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	545.354	1	8,125	—	8,126
Distributions from distributable earnings (losses)	—	—	—	(4,400,842)	(4,400,842)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(8,048)	8,048	—
Total increase (decrease) for the year ended September 30, 2022	6,641,740.048	6,643	99,300,432	358,136	99,665,211
Balance at September 30, 2022	9,066,482.048	$9,068	$135,669,137	$274,866	$135,953,071

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,750,930	$(19,158)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	85,443	—
Accretion of discounts and amortization of premiums	(359,612)	(5,270)
Net realized (gain) loss on investments	(255)	—
Net realized (gain) loss on foreign currency transactions	105,121	80,059
Net change in unrealized (appreciation) depreciation on investments	1,126,532	69,294
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	18,473	1,826
Proceeds from (fundings of) revolving loans, net	(794,553)	(47,859)
Fundings of investments	(188,009,231)	(26,877,150)
Proceeds from principal payments and sales of portfolio investments	7,753,803	3,870,853
PIK interest	(428,326)	—
Changes in operating assets and liabilities:
Interest receivable	(996,692)	(58,781)
Deferred offering costs	124,750	(350,272)
Other assets	(29,736)	—
Interest payable	633,955	1,466
Accounts payable and accrued expenses	(220,271)	345,271
Accrued trustee fees	20,004	5,001
Net cash provided by (used in) operating activities	(176,219,665)	(22,984,720)
Cash flows from financing activities
Borrowings on debt	142,710,722	16,350,000
Repayments of debt	(84,100,000)	—
Capitalized debt issuance costs	(716,977)	—
Proceeds from issuance of common shares	99,306,997	36,360,630
Distributions paid	(4,392,716)	(64,112)
Net cash provided by (used in) financing activities	152,808,026	52,646,518
Net change in cash and cash equivalents and foreign currencies	(23,411,639)	29,661,798
Effect of foreign currency exchange rates	(105,122)	(81,885)
Cash and cash equivalents and foreign currencies, beginning of period	29,590,413	10,500
Cash and cash equivalents and foreign currencies, end of period	$6,073,652	$29,590,413
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$255,027	$—
Distributions declared during the period	4,400,842	64,112
Supplemental disclosure of non-cash operating and financing activity:
Stock issued in connection with dividend reinvestment plan	$8,126	$—
The following table provides a reconciliation of cash and cash equivalents and foreign currencies within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of September 30, 2022	As of September 30, 2021
Cash and cash equivalents	$5,736,284	$29,432,086
Foreign currencies (cost of $344,297 and $160,153, respectively)	337,368	158,327
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$6,073,652	$29,590,413
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Auto Components
COP CollisionRight Holdings, Inc.#	One stop	SF + 4.75%	(j)	7.26%	04/2028	$658,850	$649,513	0.5%	$652,262
COP CollisionRight Holdings, Inc.	One stop	SF + 4.75%	(j)	8.45%	04/2028	16,296	15,920	—	15,830
COP CollisionRight Holdings, Inc.(5)	One stop	SF + 4.75%		N/A(6)	04/2028	—	(3,960)	—	(4,441)
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	6.78%	08/2027	277,006	274,750	0.2	277,006
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	8.17%	08/2027	56,327	55,135	—	56,327
Covercraft Parent III, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(756)	—	—
						1,008,479	990,602	0.7	996,984
Automobiles
CG Group Holdings, LLC	One stop	L + 7.25%	(b)	8.92% cash/2.00% PIK	07/2027	1,805,351	1,784,868	1.2	1,660,924
CG Group Holdings, LLC	One stop	L + 7.25%	(a)	8.37% cash/2.00% PIK	07/2026	338,297	333,961	0.2	310,723
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	1,722,285	1,707,287	1.2	1,670,617
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	1,028,588	1,019,634	0.8	997,730
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	307,805	305,124	0.2	298,571
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	187,016	185,388	0.1	181,406
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	177,665	176,119	0.1	172,335
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	155,067	153,717	0.1	150,415
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	127,794	126,682	0.1	123,960
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	124,054	122,974	0.1	120,332
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	124,054	122,974	0.1	120,332
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.28%	12/2027	102,345	101,453	0.1	99,274
Denali Midco 2, LLC#	One stop	SF + 6.50%	(i)	9.45%	12/2027	95,500	92,659	0.1	92,635
Denali Midco 2, LLC(5)	One stop	SF + 5.25%		N/A(6)	12/2027	—	(2,848)	—	(9,810)
Denali Midco 2, LLC(5)	One stop	SF + 6.50%		N/A(6)	12/2027	—	(2,841)	—	(2,865)
National Express Wash Parent Holdco, LLC#	One stop	SF + 5.50%	(k)	8.27%	07/2029	4,212,500	4,171,659	3.2	4,170,375
National Express Wash Parent Holdco, LLC	One stop	SF + 5.50%	(k)	8.39%	07/2029	64,267	62,397	—	62,339
National Express Wash Parent Holdco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2029	—	(29,034)	—	(29,947)
POY Holdings, LLC	One stop	L + 5.50%	(b)	9.17%	11/2027	2,273,196	2,234,204	1.7	2,273,196
POY Holdings, LLC	One stop	L + 5.50%	(b)	9.14%	11/2027	148,799	144,663	0.1	148,799
POY Holdings, LLC	One stop	L + 5.50%	(b)	9.17%	11/2027	35,833	32,159	—	35,833
Spotless Brands, LLC#	One stop	SF + 6.50%	(j)	9.19%	07/2028	1,120,474	1,098,759	0.8	1,098,064
Spotless Brands, LLC	One stop	SF + 6.50%	(i)	9.44%	07/2028	57,237	56,059	—	56,021
Spotless Brands, LLC	One stop	SF + 6.50%	(d)(i)	9.92%	07/2028	18,735	18,234	—	18,218
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Spotless Brands, LLC(5)	One stop	SF + 6.50%		N/A(6)	07/2028	$—	$(874)	—%	$(901)
						14,226,862	14,015,377	10.2	13,818,576
Building Products
BECO Holding Company, Inc.	One stop	L + 5.50%	(b)	9.17%	11/2028	3,754,528	3,721,873	2.7	3,679,438
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(4,240)	—	(10,000)
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(8,436)	—	(19,398)
						3,754,528	3,709,197	2.7	3,650,040
Chemicals
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(f)	8.11%	09/2028	1,782,773	2,074,919	1.3	1,729,290
PHM NL SP Bidco B.V.(7)(11)	One stop	L + 6.25%	(c)	10.42%	09/2028	790,419	778,564	0.5	766,707
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	SN + 6.25%	(h)	8.44%	09/2028	385,374	454,424	0.3	373,813
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(f)	6.31%	09/2028	188,438	213,013	0.1	181,477
						3,147,004	3,520,920	2.2	3,051,287
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	One stop	L + 5.25%	(b)	8.92%	10/2028	909,928	898,561	0.6	891,729
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(2,585)	—	(4,000)
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(1,141)	—	(2,696)
OVG Business Services, LLC	One stop	L + 6.25%	(a)	9.34%	11/2028	101,988	99,962	0.1	99,948
OVG Business Services, LLC	One stop	L + 5.50%	(a)	8.14%	11/2026	9,000	8,690	—	7,856
Profile Products LLC	One stop	L + 5.50%	(b)	8.43%	11/2027	308,057	302,057	0.2	308,057
Profile Products LLC(7)	One stop	L + 5.50%	(b)	8.42%	11/2027	72,614	71,376	0.1	72,614
Profile Products LLC	One stop	L + 5.50%	(a)(d)	8.60%	11/2027	17,905	17,122	—	17,905
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(428)	—	—
Profile Products LLC(5)	One stop	L + 5.25%		N/A(6)	11/2027	—	(561)	—	—
Radwell Parent, LLC#	One stop	SF + 5.75%	(j)	9.40%	03/2029	7,787,399	7,670,238	5.5	7,475,903
Radwell Parent, LLC(5)	One stop	SF + 5.75%		N/A(6)	03/2028	—	(3,306)	—	(7,215)
Radwell Parent, LLC(5)	One stop	SF + 5.75%		N/A(6)	03/2029	—	(14,056)	—	(37,384)
						9,206,891	9,045,929	6.5	8,822,717
Containers and Packaging
Chase Intermediate	One stop	L + 5.00%	(b)(c)	8.00%	10/2028	4,049,650	4,016,416	2.9	3,968,657
Chase Intermediate(5)	One stop	L + 5.00%		N/A(6)	10/2028	—	(3,039)	—	(7,000)
Chase Intermediate(5)	One stop	L + 5.00%		N/A(6)	10/2028	—	(744)	—	(1,600)
Fortis Solutions Group, LLC	One stop	L + 5.50%	(b)(c)	9.59%	10/2028	1,898,341	1,869,857	1.4	1,879,358
Fortis Solutions Group, LLC	One stop	L + 5.50%	(c)	9.67%	10/2027	20,173	15,021	—	17,147
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Fortis Solutions Group, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	$—	$(5,365)	—%	$(659)
Fortis Solutions Group, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(5,100)	—	(7,105)
						5,968,164	5,887,046	4.3	5,848,798
Distributors
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(j)	7.13%	07/2027	170,040	168,672	0.1	168,339
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(j)	7.30%	07/2027	103,178	102,348	0.1	102,146
WSC Holdings Midco LLC#	Senior loan	SF + 4.50%	(j)	7.13%	07/2027	84,640	83,285	0.1	83,794
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(636)	—	(668)
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(737)	—	(460)
						357,858	352,932	0.3	353,151
Diversified Consumer Services
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	6.78%	07/2027	145,270	143,400	0.1	143,843
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	7.24%	07/2027	98,342	97,557	0.1	97,376
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	6.78%	07/2027	95,819	94,637	0.1	94,879
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.75%	(b)	7.75%	07/2027	87,600	85,980	0.1	87,600
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	6.87%	07/2027	62,795	62,130	—	62,179
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	7.19%	07/2027	44,380	43,874	—	43,944
COP Hometown Acquisitions, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(319)	—	(393)
DP Flores Holdings, LLC#	One stop	SF + 6.50%	(j)	10.00%	09/2028	3,446,700	3,386,603	2.5	3,386,383
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(1,568)	—	(1,573)
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(19,813)	—	(19,885)
DP Flores Holdings, LLC	One stop	SF + 6.50%		N/A(6)	09/2028	—	—	—	—
DP Flores Holdings, LLC	One stop	SF + 6.50%		N/A(6)	09/2028	—	—	—	—
EMS LINQ, LLC	One stop	L + 6.25%	(a)	9.37%	12/2027	523,200	518,644	0.4	517,968
EMS LINQ, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(711)	—	(817)
FPG Intermediate Holdco, LLC	One stop	SF + 6.00%	(i)	9.13%	03/2027	900,081	886,810	0.6	866,283
FPG Intermediate Holdco, LLC	One stop	SF + 6.00%	(i)	9.13%	03/2027	575,031	555,237	0.4	524,621
FPG Intermediate Holdco, LLC(5)	One stop	SF + 6.00%		N/A(6)	03/2027	—	(724)	—	(1,844)
FPG Intermediate Holdco, LLC(5)	One stop	SF + 6.50%		N/A(6)	03/2027	—	(3,093)	—	(3,202)
FSS Buyer LLC	One stop	L + 5.75%	(a)	8.87%	08/2028	311,058	305,800	0.2	298,616
FSS Buyer LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(655)	—	(1,600)
HS Spa Holdings, Inc.#	One stop	SF + 5.75%	(k)	7.51%	06/2029	440,795	432,397	0.3	431,979
HS Spa Holdings, Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(1,192)	—	(1,262)
Mario Purchaser, LLC#	One stop	SF + 5.75%	(i)	8.88%	04/2029	422,462	414,535	0.3	405,564
Mario Purchaser, LLC	One stop	SF + 10.75%	(i)	13.88% PIK	04/2032	190,534	185,452	0.1	186,723
Mario Purchaser, LLC	One stop	SF + 5.75%	(i)	8.88%	04/2029	159,321	152,652	0.1	137,595
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mario Purchaser, LLC(5)	One stop	P + 4.75%		N/A(6)	04/2028	$—	$(828)	—%	$(1,549)
Mathnasium, LLC	One stop	L + 5.00%	(b)	7.91%	11/2027	521,923	517,466	0.4	516,704
Mathnasium, LLC	One stop	L + 5.00%	(b)	7.91%	11/2027	12,857	12,034	—	11,893
NSG Buyer, Inc. #	One stop	SF + 6.00%	(i)	9.13%	06/2029	1,071,979	1,061,650	0.8	1,071,979
NSG Buyer, Inc.	One stop	SF + 6.00%	(i)	9.13%	06/2029	32,898	32,581	—	32,898
NSG Buyer, Inc.	One stop	SF + 6.00%	(i)	9.13%	06/2029	19,190	19,006	—	19,190
NSG Buyer, Inc.	One stop	SF + 6.00%	(i)	9.13%	06/2029	18,094	15,954	—	18,094
NSG Buyer, Inc.	One stop	SF + 6.00%	(i)	9.13%	06/2028	7,380	6,850	—	7,380
RW AM Holdco LLC#	One stop	SF + 5.25%	(k)	9.48%	04/2028	1,010,200	1,000,854	0.8	1,000,098
RW AM Holdco LLC(5)	One stop	SF + 5.25%		N/A(6)	04/2028	—	(836)	—	(904)
						10,197,909	10,002,364	7.3	9,930,760
Diversified Financial Services
Banker's Toolbox, Inc.	One stop	SF + 5.25%	(k)	9.23%	07/2027	460,353	454,924	0.4	451,146
Banker's Toolbox, Inc.	One stop	L + 5.25%	(c)	8.74%	07/2027	56,837	56,560	—	52,910
Banker's Toolbox, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2027	—	—	—	(2,252)
Flash Topco, Inc.	One stop	L + 5.75%	(b)	8.56%	10/2028	948,334	940,111	0.7	929,367
Flash Topco, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(919)	—	(2,120)
						1,465,524	1,450,676	1.1	1,429,051
Food and Staples Retailing
Wineshipping.com LLC	One stop	L + 5.75%	(c)	7.58%	10/2027	382,875	379,635	0.3	371,388
Wineshipping.com LLC	One stop	L + 5.75%	(b)	8.83%	10/2027	16,667	15,961	—	14,167
Wineshipping.com LLC	One stop	L + 5.75%	(b)	8.17%	10/2027	10,471	10,005	—	10,157
						410,013	405,601	0.3	395,712
Food Products
Louisiana Fish Fry Products, Ltd.	One stop	SF + 6.25%	(i)	9.38%	07/2027	561,429	556,911	0.4	516,515
Louisiana Fish Fry Products, Ltd.	One stop	L + 6.25%	(c)(i)	9.24%	07/2027	72,500	71,333	—	64,670
Ultimate Baked Goods Midco LLC	One stop	L + 6.50%	(a)	9.62%	08/2027	377,932	374,146	0.3	340,139
Ultimate Baked Goods Midco LLC	One stop	L + 6.50%	(a)(d)	9.92%	08/2027	47,297	44,803	—	40,541
Whitebridge Pet Brands, LLC#	One stop	L + 5.00%	(a)	8.12%	07/2027	1,393,574	1,381,815	1.1	1,393,574
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	7.98%	07/2027	130,000	127,885	0.1	130,000
Wizard Bidco Limited(7)(8)(9)	One stop	SN + 4.75%	(h)	6.94%	03/2029	337,684	393,041	0.2	337,684
Wizard Bidco Limited(5)(7)(8)(9)	One stop	SN + 4.75%		N/A(6)	09/2028	—	(863)	—	—
						2,920,416	2,949,071	2.1	2,823,123
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior loan	L + 8.25%	(b)	10.95%	09/2024	20,797	20,736	—	20,589
Coding Solutions Acquisition, Inc.#	One stop	SF + 5.75%	(i)	8.78%	05/2028	299,000	296,205	0.2	293,020
Coding Solutions Acquisition, Inc.	One stop	SF + 5.75%	(i)	8.78%	05/2028	6,450	6,081	—	5,590
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(452)	—	(1,792)
Plasma Buyer LLC#	One stop	SF + 5.75%	(j)	9.30%	05/2029	307,876	302,060	0.2	301,719
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2028	$—	$(640)	—%	$(684)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(754)	—	(1,596)
Veranex, Inc.	Senior loan	SF + 4.75%	(k)	7.52%	04/2028	126,383	125,217	0.1	125,119
Veranex, Inc.(5)	Senior loan	P + 3.75%		N/A(6)	04/2028	—	(293)	—	(317)
Veranex, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	04/2028	—	(1,957)	—	(4,240)
						760,506	746,203	0.5	737,408
Healthcare Equipment and Supplies
Belmont Instrument, LLC#	One stop	SF + 6.25%	(j)	9.69%	08/2028	1,908,500	1,889,789	1.4	1,889,415
Belmont Instrument, LLC(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(877)	—	(895)
						1,908,500	1,888,912	1.4	1,888,520
Healthcare Providers and Services
AAH TOPCO, LLC	One stop	L + 5.50%	(a)	8.36%	12/2027	351,522	342,378	0.3	320,022
AAH TOPCO, LLC	One stop	L + 5.50%	(a)	8.58%	12/2027	340,825	337,856	0.3	330,600
AAH TOPCO, LLC	Subordinated debt	N/A		11.50% PIK	12/2031	171,531	168,635	0.1	162,955
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(356)	—	(1,227)
Community Care Partners, LLC#	One stop	SF + 5.75%	(i)	8.89%	06/2026	133,043	131,956	0.1	131,712
Community Care Partners, LLC(5)	One stop	SF + 5.75%		N/A(6)	06/2026	—	(160)	—	(196)
Datix Bidco Limited(7)(8)(9)	Senior loan	SN + 4.50%	(h)	6.69%	04/2025	2,817,049	3,396,034	2.0	2,676,196
Datix Bidco Limited(7)(8)(9)	Second lien	SN + 7.75%	(h)	9.94%	04/2026	999,652	1,203,596	0.7	949,669
ERC Topco Holdings, LLC	One stop	L + 5.50%	(b)	9.17%	11/2028	2,265,507	2,249,508	1.6	2,197,542
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1,277)	—	(4,500)
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(5,968)	—	(12,717)
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%	(j)	7.63%	12/2026	115,153	112,655	0.1	109,136
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%	(j)	7.63%	12/2026	47,578	47,183	—	46,627
Heartland Veterinary Partners LLC(5)	Senior loan	SF + 4.75%		N/A(6)	12/2026	—	(120)	—	(288)
Suveto Buyer, LLC	One stop	L + 5.00%	(b)	8.67%	09/2027	1,038,430	1,025,951	0.7	992,961
Suveto Buyer, LLC	One stop	L + 5.00%	(b)	8.66%	09/2027	63,519	62,024	—	58,074
						8,343,809	9,069,895	5.9	7,956,566
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC#	One stop	SF + 6.00%	(k)	9.19%	08/2028	693,300	686,560	0.5	686,367
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(892)	—	(918)
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(1,798)	—	(1,849)
Harri US LLC	One stop	L + 10.00%	(b)	8.91% cash/4.00% PIK	08/2026	46,175	40,627	—	46,285
Harri US LLC(5)	One stop	L + 10.00%		N/A(6)	08/2026	—	(77)	—	56
Harri US LLC(5)	One stop	L + 10.00%		N/A(6)	08/2026	—	(318)	—	230
Health Buyer, LLC#	Senior loan	SF + 5.25%	(k)	7.98%	04/2029	148,400	146,294	0.1	139,496
Health Buyer, LLC	Senior loan	SF + 5.25%	(i)	8.03%	04/2028	1,484	1,186	—	318
						889,359	871,582	0.6	869,985
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	L + 6.00%	(b)	9.67%	07/2027	$222,151	$217,929	0.1%	$217,708
Dwyer Instruments, Inc.	One stop	L + 5.50%	(c)	8.38%	07/2027	4,356	3,826	—	3,798
Dwyer Instruments, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2027	—	(530)	—	(558)
Essential Services Holdings Corporation	One stop	L + 5.75%	(a)(b)	8.07%	11/2026	1,499,745	1,483,149	1.1	1,444,901
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(514)	—	(1,308)
Excelitas Technologies Corp.#	One stop	SF + 5.75%	(j)	8.59%	08/2029	681,340	667,985	0.5	674,526
Excelitas Technologies Corp.#(7)(8)	One stop	E + 5.75%	(e)	6.08%	08/2029	110,374	113,968	0.1	109,270
Excelitas Technologies Corp.	One stop	SF + 5.75%	(j)	8.59%	08/2028	27,166	26,524	—	26,509
Excelitas Technologies Corp.(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(1,932)	—	(1,314)
						2,545,132	2,510,405	1.8	2,473,532
Insurance
Alera Group, Inc.	One stop	SF + 6.00%	(j)	9.06%	10/2028	1,437,246	1,424,929	1.0	1,376,436
Alera Group, Inc.	One stop	SF + 6.00%	(i)(j)	9.06%	10/2028	408,449	403,170	0.3	391,167
Alera Group, Inc.	One stop	SF + 6.00%	(i)(j)	9.07%	10/2028	350,342	346,867	0.3	330,673
AMBA Buyer, Inc.	One stop	SF + 5.25%	(j)(k)	9.33%	07/2027	183,082	181,609	0.1	181,251
AMBA Buyer, Inc.	One stop	SF + 5.25%	(k)	6.43%	07/2027	54,521	54,301	—	53,975
AMBA Buyer, Inc.#	One stop	SF + 5.25%	(j)(k)	9.33%	07/2027	49,200	48,754	—	48,708
AMBA Buyer, Inc.(5)	One stop	SF + 5.25%		N/A(6)	07/2027	—	(174)	—	(216)
AMBA Buyer, Inc.(5)	One stop	SF + 5.25%		N/A(6)	07/2027	—	(283)	—	(625)
Captive Resources Midco, LLC#	One stop	SF + 5.50%	(i)	8.53%	07/2029	4,487,965	4,401,434	3.3	4,398,206
Captive Resources Midco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2028	—	(2,147)	—	(2,241)
Keystone Agency Partners LLC	Senior loan	SF + 6.00%	(j)	9.70%	05/2027	339,185	334,423	0.3	332,401
Keystone Agency Partners LLC#	Senior loan	SF + 6.00%	(j)	9.70%	05/2027	187,868	185,234	0.1	184,110
Keystone Agency Partners LLC	Senior loan	SF + 6.00%	(j)	9.35%	05/2027	27,753	25,434	—	24,439
Long Term Care Group, Inc.	One stop	L + 6.00%	(a)	8.82%	09/2027	169,072	166,290	0.1	169,072
Pareto Health Intermediate Holdings, Inc.	One stop	L + 4.75%	(c)	7.63%	08/2025	414,848	411,893	0.3	406,551
Patriot Growth Insurance Services, LLC	One stop	L + 5.50%	(b)	8.65%	10/2028	537,677	533,037	0.4	526,149
Patriot Growth Insurance Services, LLC	One stop	L + 5.50%	(c)	9.31%	10/2028	34,971	33,497	—	33,063
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(569)	—	(1,416)
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(1,339)	—	(1,391)
						8,682,179	8,546,360	6.2	8,450,312
IT Services
CivicPlus, LLC	One stop	L + 6.00%	(a)	9.12%	08/2027	349,800	346,123	0.3	346,302
CivicPlus, LLC#	One stop	L + 6.00%	(a)	9.12%	08/2027	224,700	222,588	0.2	222,453
CivicPlus, LLC	One stop	L + 6.00%	(b)	9.67%	08/2027	163,900	162,177	0.1	162,261
CivicPlus, LLC	One stop	SF + 11.75%	(k)	14.38%	06/2034	143,734	139,616	0.1	142,296
CivicPlus, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2027	—	(805)	—	(800)
Critical Start, Inc.#	One stop	SF + 5.75%	(i)	5.65% cash/3.13% PIK	05/2028	184,162	182,439	0.1	182,320
Critical Start, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(383)	—	(408)
Goldcup 31018 AB(7)(8)(15)	One stop	E + 7.07%	(f)	3.57% cash/3.82% PIK	07/2029	712,972	719,416	0.5	704,060
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E + 6.50%		N/A(6)	01/2029	—	(1,113)	—	(937)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E + 6.50%		N/A(6)	07/2029	$—	$(1,494)	—%	$(1,507)
Netwrix Corporation#	One stop	SF + 5.00%	(j)	7.90%	06/2029	2,926,771	2,901,782	2.1	2,897,503
Netwrix Corporation	One stop	SF + 5.00%	(j)	8.44%	06/2029	106,675	100,142	0.1	91,015
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(1,705)	—	(1,073)
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(j)	14.30%	10/2026	205,379	201,501	0.2	205,379
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(j)	14.30%	10/2026	9,331	9,331	—	9,331
ReliaQuest Holdings, LLC(5)	One stop	SF + 10.75%		N/A(6)	10/2026	—	(290)	—	—
Zarya Holdco, Inc.#	Senior loan	SF + 6.50%	(i)	9.63%	07/2027	437,666	437,666	0.3	437,666
Zarya Holdco, Inc.	Senior loan	SF + 6.50%		N/A(6)	07/2027	—	—	—	—
						5,465,090	5,416,991	4.0	5,395,861
Life Sciences Tools & Services
Covaris Intermediate 3, LLC	One stop	L + 4.75%	(b)	7.56%	01/2028	235,610	233,520	0.2	235,610
Covaris Intermediate 3, LLC	One stop	L + 5.25%	(a)	8.37%	01/2028	11,810	11,497	—	11,810
Covaris Intermediate 3, LLC(5)	One stop	L + 4.75%		N/A(6)	01/2028	—	(4,192)	—	—
PAS Parent Inc.	One stop	L + 5.50%	(a)(b)	8.62%	12/2028	2,272,321	2,233,405	1.6	2,204,151
PAS Parent Inc.	One stop	P + 4.50%	(a)(d)	10.07%	12/2027	105,107	99,764	0.1	98,874
PAS Parent Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(8,604)	—	(15,520)
Reaction Biology Corporation	One stop	SF + 5.25%	(k)	9.48%	03/2029	327,654	324,633	0.2	317,824
Reaction Biology Corporation	One stop	SF + 5.25%	(k)	9.48%	03/2029	98,932	91,316	0.1	74,144
Reaction Biology Corporation(5)	One stop	P + 4.25%		N/A(6)	03/2029	—	(876)	—	(2,850)
Unchained Labs, LLC	Senior loan	L + 5.50%	(a)	8.62%	08/2027	57,345	55,825	—	57,345
Unchained Labs, LLC	Senior loan	L + 5.50%	(a)	8.62%	08/2027	48,437	47,653	—	48,437
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(470)	—	—
						3,157,216	3,083,471	2.2	3,029,825
Marine
Project Nike Purchaser, LLC#	One stop	SF + 6.00%	(j)	9.55%	04/2029	3,894,100	3,857,662	2.8	3,777,277
Project Nike Purchaser, LLC(5)	One stop	P + 5.00%		N/A(6)	04/2029	—	(1,409)	—	(4,518)
Project Nike Purchaser, LLC(5)	One stop	P + 5.00%		N/A(6)	04/2029	—	(5,195)	—	(16,659)
						3,894,100	3,851,058	2.8	3,756,100
Paper and Forest Products
Messenger, LLC#	One stop	SF + 5.75%	(i)	8.88%	12/2027	602,063	596,714	0.5	602,063
Messenger, LLC	One stop	SF + 5.75%	(i)	8.50%	12/2027	181,687	180,101	0.1	181,687
Messenger, LLC	One stop	SF + 5.75%	(i)	8.88%	12/2027	91,072	90,276	0.1	91,072
Messenger, LLC	One stop	P + 4.75%	(d)	11.00%	12/2027	22,213	21,871	—	22,213
						897,035	888,962	0.7	897,035
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF + 5.50%	(k)	9.48%	05/2029	796,407	781,283	0.6	780,479
Caerus Midco 3 S.A.R.L.(5)(7)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1,592)	—	(1,677)
Caerus Midco 3 S.A.R.L.(5)(7)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1,137)	—	(2,395)
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	8.37%	10/2028	602,051	591,728	0.4	571,948
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	8.37%	10/2028	183,542	179,988	0.1	173,455
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	8.37%	10/2027	36,000	34,500	—	31,500
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.50%	(h)	6.69%	08/2028	1,256,912	1,529,151	1.0	1,256,912
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.50%	(h)	6.69%	08/2028	152,353	172,512	0.1	152,353
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.50%		N/A(6)	02/2028	—	(2,217)	—	—
						3,027,265	3,284,216	2.2	2,962,575
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%	(i)(j)	7.80%	10/2027	$170,725	$167,816	0.1%	$170,725
DISA Holdings Corp.#	Senior loan	SF + 5.50%	(i)	8.18%	09/2028	207,725	203,612	0.1	203,571
DISA Holdings Corp.	Senior loan	SF + 5.50%	(i)	8.18%	09/2028	2,226	1,638	—	1,632
DISA Holdings Corp.(5)	Senior loan	SF + 5.50%		N/A(6)	09/2028	—	(551)	—	(556)
Eliassen Group, LLC#	One stop	SF + 5.75%	(j)	9.30%	04/2028	75,358	74,661	0.1	75,358
Eliassen Group, LLC	One stop	SF + 5.75%	(j)	9.13%	04/2028	7,252	7,084	—	7,252
Filevine, Inc.	One stop	SF + 6.50%	(j)(k)	5.43% cash/2.50% PIK	04/2027	292,999	284,396	0.2	293,313
Filevine, Inc.(5)	One stop	SF + 6.50%		N/A(6)	04/2027	—	(57)	—	14
IG Investments Holdings, LLC	One stop	L + 6.00%	(a)(b)	9.47%	09/2028	405,209	398,570	0.3	405,209
IG Investments Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2027	—	(707)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(a)(b)	8.06%	11/2028	3,268,880	3,247,538	2.3	3,170,814
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	8.10%	11/2028	75,334	73,773	0.1	68,334
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(6,191)	—	(28,448)
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(540)	—	(2,286)
ProcessMAP Corporation	One stop	L + 6.25%	(b)	6.17% cash/3.75% PIK	12/2027	215,353	213,524	0.2	211,046
ProcessMAP Corporation(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	(286)	—	(654)
Procure Acquireco, Inc.	One stop	L + 5.25%	(c)	8.00%	12/2028	961,886	953,340	0.7	961,886
Procure Acquireco, Inc.(5)	One stop	L + 5.25%		N/A(6)	12/2028	—	(526)	—	—
Procure Acquireco, Inc.(5)	One stop	L + 5.25%		N/A(6)	12/2028	—	(4,893)	—	—
						5,682,947	5,612,201	4.1	5,537,210
Software
Anaplan, Inc.#	One stop	SF + 6.50%	(i)	9.53%	06/2029	8,551,848	8,469,741	6.1	8,380,811
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(1,727)	—	(3,623)
Armstrong Bidco Limited#(7)(8)(9)	One stop	SN + 5.75%	(h)	7.94%	06/2029	571,182	608,466	0.4	554,046
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(h)	7.94%	06/2029	98,201	96,325	0.1	89,260
Auvik Networks Inc.(7)(10)	One stop	SF + 5.75%	(j)	5.73% cash/2.75% PIK	07/2027	403,836	400,676	0.3	392,109
Auvik Networks Inc.#(7)(10)	One stop	SF + 6.25%	(j)	5.73% cash/3.25% PIK	07/2027	84,322	83,530	0.1	83,478
Auvik Networks Inc.(5)(7)(10)	One stop	SF + 5.75%		N/A(6)	07/2027	—	(603)	—	(2,178)
Bayshore Intermediate #2, L.P.	One stop	L + 7.75%	(a)	10.43%	10/2028	3,621,211	3,556,912	2.6	3,621,211
Bayshore Intermediate #2, L.P.(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(3,125)	—	—
Bonterra LLC	One stop	L + 6.25%	(b)	9.92%	09/2027	3,389,244	3,347,382	2.5	3,355,352
Bonterra LLC	One stop	L + 6.25%	(b)	9.92%	09/2027	122,016	119,547	0.1	120,016
Bonterra LLC(5)	One stop	L + 6.25%		N/A(6)	09/2027	—	(4,646)	—	(7,272)
Bottomline Technologies, Inc.	One stop	SF + 5.50%	(i)	8.35%	05/2029	1,567,400	1,537,780	1.1	1,520,378
Bottomline Technologies, Inc.(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(2,442)	—	(3,915)
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	8.62%	10/2028	1,561,699	1,548,225	1.1	1,514,848
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	8.62%	10/2028	131,706	130,035	0.1	127,755
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(1,506)	—	(4,538)
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(536)	—	(1,865)
Dragon UK Bidco Limited(7)(8)(9)	One stop	SN + 6.00%	(h)	8.19%	02/2029	720,010	838,540	0.5	676,809
Dragon UK Bidco Limited(7)(8)(9)	One stop	C + 6.00%	(g)	10.20%	02/2029	470,836	498,387	0.3	442,586
Dragon UK Bidco Limited(5)(7)(8)(9)	One stop	SN + 6.00%		N/A(6)	02/2029	—	—	—	(10,186)
Gainsight, Inc.	One stop	L + 6.75%	(b)	9.56% PIK	07/2027	603,096	594,990	0.4	596,962
Gainsight, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(1,602)	—	(1,138)
GTY Technology Holdings, Inc.#	One stop	SF + 6.88%	(j)	9.81% cash/0.63% PIK	07/2029	1,669,770	1,637,822	1.2	1,653,073
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.88%		N/A(6)	07/2029	—	(1,332)	—	(689)
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.88%		N/A(6)	07/2029	—	(12,586)	—	(13,024)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ICIMS, Inc.#	One stop	SF + 6.75%	(j)	9.49%	08/2028	$13,524,925	$13,292,990	9.9%	$13,406,582
ICIMS, Inc.(5)	One stop	SF + 6.75%		N/A(6)	08/2028	—	(4,847)	—	(2,473)
ICIMS, Inc.	One stop	SF + 6.75%		N/A(6)	08/2028	—	—	—	—
IQN Holding Corp. #	One stop	SF + 5.50%	(j)	8.41%	05/2029	836,653	827,133	0.6	828,287
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(644)	—	(692)
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(2,915)	—	(3,930)
Island Bidco AB#(7)(8)(15)	One stop	E + 7.25%	(f)	0.23% cash/7.25% PIK	07/2028	301,205	317,343	0.2	298,193
Island Bidco AB#(7)(15)	One stop	SF + 7.00%	(k)	6.09% cash/3.50% PIK	07/2028	165,500	163,914	0.1	163,845
Island Bidco AB(5)(7)(15)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(257)	—	(268)
Island Bidco AB(5)(7)(8)(15)	One stop	E + 6.50%		N/A(6)	07/2028	—	(497)	—	(488)
Kaseya Inc.#	One stop	SF + 5.75%	(k)	8.29%	06/2029	4,185,100	4,124,737	3.0	4,101,398
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(1,561)	—	(3,250)
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(3,208)	—	(5,048)
Ministry Brands Holdings LLC	One stop	L + 5.50%	(b)	9.17%	12/2028	1,199,075	1,188,374	0.9	1,163,102
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1,029)	—	(3,000)
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(9,777)	—	(32,868)
Newscycle Solutions, Inc.	Senior loan	L + 7.00%	(b)	10.67%	12/2022	6,086	6,046	—	6,086
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(b)	9.67%	09/2028	239,100	237,057	0.2	239,100
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(a)	9.11%	09/2028	22,500	21,731	—	22,500
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(408)	—	—
QAD, Inc.	One stop	L + 6.00%	(a)	9.12%	11/2027	3,916,036	3,882,774	2.8	3,837,715
QAD, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(3,944)	—	(9,286)
Quant Buyer, Inc.	One stop	SF + 5.50%	(j)	8.47%	06/2029	2,446,270	2,422,954	1.7	2,361,433
Quant Buyer, Inc.#	One stop	SF + 5.50%	(j)	8.47%	06/2029	2,060,900	2,041,258	1.5	1,989,428
Quant Buyer, Inc.(5)	One stop	SF + 5.50%		N/A(6)	06/2029	—	(875)	—	(3,184)
Rainforest Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(h)	7.94%	07/2029	613,023	636,381	0.4	604,594
Rainforest Bidco Limited(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	01/2029	—	—	—	—
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	07/2029	—	(2,472)	—	(2,408)
Riskonnect Parent, LLC#	One stop	SF + 5.50%	(k)	9.73%	12/2028	4,217,881	4,180,555	3.1	4,175,702
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(2,162)	—	(2,447)
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(1,133)	—	(1,176)
SailPoint Technologies Holdings, Inc.#	One stop	SF + 6.25%	(i)	9.10%	08/2029	17,386,264	17,044,795	12.7	17,212,402
SailPoint Technologies Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(6,152)	—	(3,137)
Sapphire Bidco Oy(7)(8)(14)	One stop	E + 6.00%	(e)	6.00%	04/2029	1,675,886	1,691,061	1.2	1,659,127
Tahoe Bidco B.V.	One stop	L + 6.00%	(a)	8.68%	09/2028	683,100	677,245	0.5	683,100
Tahoe Bidco B.V. (5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(625)	—	—
Templafy APS and Templafy, LLC#(7)(17)	One stop	SF + 6.50%	(k)	9.64%	07/2028	553,900	539,151	0.4	538,308
Templafy APS and Templafy, LLC(5)(7)(17)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(223)	—	(230)
Templafy APS and Templafy, LLC(5)(7)(17)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(3,022)	—	(3,116)
Vendavo, Inc.	One stop	L + 5.75%	(b)	8.99%	09/2027	1,110,978	1,102,970	0.8	1,066,539
Vendavo, Inc.	One stop	P + 4.75%	(d)	11.00%	09/2027	40,000	38,919	—	34,000
WebPT, Inc.	One stop	L + 6.75%	(b)	9.82%	01/2028	34,800	34,325	—	34,452
						78,785,559	77,864,215	56.9	77,429,158
Specialty Retail
Ave Holdings III, Corp	One stop	SF + 5.50%	(j)	9.20%	02/2028	1,031,881	1,013,220	0.7	1,000,924
Ave Holdings III, Corp	One stop	SF + 5.50%	(j)	8.71%	02/2028	169,797	150,582	0.1	111,448
Ave Holdings III, Corp	One stop	P + 4.50%	(d)	10.75%	02/2028	9,119	7,440	—	6,327
PPV Intermediate Holdings, LLC#	One stop	SF + 5.75%	(j)(k)	9.29%	08/2029	11,618,144	11,395,701	8.4	11,385,781
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPV Intermediate Holdings, LLC	One stop	N/A		13.00%	08/2030	$1,895,313	$1,848,935	1.3%	$1,847,930
PPV Intermediate Holdings, LLC(5)	One stop	N/A		13.00%	08/2030	514	(7,216)	—	(7,305)
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(7,435)	—	(7,526)
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(34,844)	—	(28,055)
Salon Lofts Group, LLC#	One stop	SF + 5.75%	(j)	9.30%	08/2028	4,781,700	4,734,559	3.5	4,733,883
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(1,766)	—	(1,791)
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(24,047)	—	(24,392)
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF + 5.50%	(j)	9.31%	04/2028	462,341	455,953	0.3	457,718
VSG Acquisition Corp. and Sherrill, Inc.	One stop	P + 4.50%	(d)	10.75%	04/2028	42,333	41,479	—	41,715
VSG Acquisition Corp. and Sherrill, Inc.	One stop	L + 5.50%	(b)	9.31%	04/2028	11,570	3,577	—	5,785
						20,022,712	19,576,138	14.3	19,522,442
Textiles, Apparel and Luxury Goods
QF Holdings, Inc.	One stop	L + 6.25%	(c)	10.43%	12/2027	34,800	34,326	—	34,800

Water Utilities
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(b)	7.77%	11/2026	33,095	31,380	—	30,121
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(a)	7.62%	11/2026	11,765	11,672	—	11,530
Vessco Midco Holdings, LLC	Senior loan	P + 3.50%	(d)	9.75%	10/2026	1,938	1,823	—	1,647
						46,798	44,875	—	43,298

Total debt investments						$196,806,655	$195,619,525	141.3%	$192,104,826
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(18)(19)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	51	$51,000	—%	$41,691
Go Car Wash Parent, Corp.	Preferred stock	N/A	N/A	N/A	15	154,613	0.1	166,409
Go Car Wash Parent, Corp.	Common Stock	N/A	N/A	N/A	3	96,851	0.1	119,030
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	N/A	811	81,100	0.1	81,100
POY Holdings, LLC	LLC units	N/A	N/A	N/A	40,600	40,600	0.1	79,881
						424,164	0.4	488,111
Building Products
BECO Holding Company, Inc.	Preferred stock	N/A	N/A	N/A	15,000	1,455,000	1.2	1,628,713
BECO Holding Company, Inc.	LP interest	N/A	N/A	N/A	1,030	103,000	0.1	113,342
						1,558,000	1.3	1,742,055
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A	N/A	36,042	36,042	—	38,622
EGD Security Systems, LLC	Common Stock	N/A	N/A	N/A	376,100	376,100	0.2	353,384
Radwell Parent, LLC	LP units	N/A	N/A	N/A	717	71,742	0.1	81,786
						483,884	0.3	473,792
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A	N/A	18,987	18,987	—	23,112

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A	N/A	92,817	92,817	0.1	92,817
EMS LINQ, LLC	LP interest	N/A	N/A	N/A	32,700	32,700	—	30,063
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	30,606	30,606	—	29,357
						156,123	0.1	152,237
Food Products
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	34	34,302	—	17,825
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A	N/A	1	896	—	921
						35,198	—	18,746
Healthcare Providers and Services
Suveto Buyer, LLC	Common Stock	N/A	N/A	N/A	354	35,406	—	20,626

Hotels, Restaurants and Leisure
Harri US LLC	LLC units	N/A	N/A	N/A	5,456	43,375	0.1	43,375
Harri US LLC	Preferred stock	N/A	N/A	N/A	4,677	30,026	—	33,767
Harri US LLC	Warrant	N/A	N/A	N/A	1,181	6,968	—	8,515
						80,369	0.1	85,657
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	17,100	17,100	—	17,100
Kentik Technologies, Inc.	Preferred stock	N/A	N/A	N/A	11,035	63,399	0.1	67,272
Netwrix Corporation	LLC units	N/A	N/A	N/A	7,424	15,060	—	16,629
						95,559	0.1	101,001
Life Sciences Tools & Services
PAS Parent Inc.	LP interest	N/A	N/A	N/A	824	82,433	0.1	68,933
Reaction Biology Corporation	LLC units	N/A	N/A	N/A	38	38,496	—	38,886
						120,929	0.1	107,819
Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A	N/A	274	27,396	—	24,649
Messenger, LLC	LLC units	N/A	N/A	N/A	44	—	—	—
						27,396	—	24,649

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	493	$478,183	0.4%	$550,484
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	10	10,472	—	9,565
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A	N/A	106	106	—	—
						488,761	0.4	560,049
Professional Services
Enboarder, Inc.(7)(12)	Preferred stock	N/A	N/A	N/A	3,111	32,090	—	34,713
Filevine, Inc.	Preferred stock	N/A	N/A	N/A	36,385	230,594	0.2	243,344
Filevine, Inc.	Warrant	N/A	N/A	N/A	5,426	8,064	—	25,220
Procure Acquireco, Inc.	LP interest	N/A	N/A	N/A	42	42,290	0.1	44,841
						313,038	0.3	348,118
Software
Anaplan, Inc.	LP interest	N/A	N/A	N/A	335,957	336,148	0.3	335,957
Auvik Networks Inc.(7)(10)	Preferred stock	N/A	N/A	N/A	1,657	16,589	—	18,016
Bayshore Intermediate #2, L.P.	Common Stock	N/A	N/A	N/A	242,867	242,867	0.2	227,387
Cynet Security Ltd.(7)(16)	Preferred stock	N/A	N/A	N/A	12,894	45,908	—	45,907
GTY Technology Holdings, Inc.	LP units	N/A	N/A	N/A	24,815	24,815	—	24,815
Kaseya Inc.	Preferred stock	N/A	N/A	N/A	1,845	1,798,778	1.4	1,905,115
Kaseya Inc.	LP interest	N/A	N/A	N/A	46,009	46,009	—	46,009
Ministry Brands Holdings LLC	LP interest	N/A	N/A	N/A	46,355	46,424	—	26,555
QAD, Inc.	Preferred stock	N/A	N/A	N/A	55	54,909	0.1	52,609
QAD, Inc.	Common Stock	N/A	N/A	N/A	3,787	—	—	—
Riskonnect Parent, LLC	Preferred stock	N/A	N/A	N/A	1,005	984,905	0.7	970,475
Riskonnect Parent, LLC	Preferred stock	N/A	N/A	N/A	615	602,793	0.5	634,212
Riskonnect Parent, LLC	LP interest	N/A	N/A	N/A	46,724	46,844	—	44,983
Templafy APS and Templafy, LLC(7)(17)	Warrant	N/A	N/A	N/A	29	11,056	—	11,056
						4,258,045	3.2	4,343,096
Specialty Retail
Ave Holdings III, Corp	Preferred stock	N/A	N/A	N/A	986	956,845	0.7	1,021,816
Ave Holdings III, Corp	LP units	N/A	N/A	N/A	105	105,066	0.1	99,857
Salon Lofts Group, LLC	LP units	N/A	N/A	N/A	116	115,591	0.1	115,590
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A	N/A	47	4,714	—	4,941
						1,182,216	0.9	1,242,204

Total equity investments						$9,278,075	7.2%	$9,731,272

Total investments					$196,806,655	$204,897,600	148.5%	$201,836,098

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)			2.77% (20)			$2,634,534	1.9%	$2,634,534

Total investments and money market funds						$207,532,134	150.4%	$204,470,632

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022

(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Canadian Bankers’ Acceptance Rate (“CDOR” or “C”), or Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2022, as the loan may have priced or repriced based on an index rate prior to September 30, 2022.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 3.14% as of September 30, 2022.
(b) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 3.75% as of September 30, 2022.
(c) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 4.23% as of September 30, 2022.
(d) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 6.25% as of September 30, 2022.
(e) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was 1.17% as of September 30, 2022.
(f) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was 1.81% as of September 30, 2022.
(g) Denotes that all or a portion of the loan was indexed to the 90-day CDOR, which was 4.20% as of September 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to SONIA, which was 2.19% as of September 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to the 30-day term SOFR Rate which was 3.04% as of September 30, 2022.
(j) Denotes that all or a portion of the loan was indexed to the 90-day term SOFR Rate which was 3.59% as of September 30, 2022.
(k) Denotes that all or a portion of the loan was indexed to the 180-day term SOFR Rate which was 3.99% as of September 30, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2022.
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
(6)The entire commitment was unfunded as of September 30, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 3.5% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(13)The headquarters of this portfolio company is located in Luxembourg.
(14)The headquarters of this portfolio company is located in Finland.
(15)The headquarters of this portfolio company is located in Sweden.
(16)The headquarters of this portfolio company is located in Israel.
(17)The headquarters of this portfolio company is located in Denmark.
(18)Equity investments are non-income producing securities.
(19)Ownership of certain equity investments occurs through a holding company or partnership.
(20)The rate shown is the annualized seven-day yield as of September 30, 2022.

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
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1.    Organization

Golub Capital Direct Lending Corporation (“GDLC” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on June 30, 2021. On July 1, 2021, the date of commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GDLC's common stock in private placements. In addition, for U.S. federal income tax purposes, GDLC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with the fiscal year ending September 30, 2021.

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

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GDLC Holdings LLC, GDLC Holdings Coinvest Inc. and GDLC Funding LLC (“GDLC Funding”), in its consolidated financial statements.

Cash and cash equivalents and foreign currencies: Cash and cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:
(1)Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of year-end.
Net assets and fair values are presented based on the applicable foreign exchange rates described above and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, interest income included $359,612 and $5,270, respectively, of accretion of discounts. For the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company received loan origination fees of $3,189,652 and $398,849, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the year ended September 30, 2022, the Company capitalized PIK interest of $428,326 into the principal balance of certain debt investments. For the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company did not capitalize any PIK interest into the principal balance of debt investments.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, fee income included no prepayment premiums.

For the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $5,789,422 and $67,289, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company recorded no dividend income and no return of capital distributions.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2022 and September 30, 2021, the Company had no portfolio company investments on non-accrual status.

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
income as taxable income is earned. For the year ended September 30, 2022, the Company incurred $7,734 for U.S. federal excise tax. For the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company did not incur U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2022. The Company’s tax returns for the 2021 tax year remains subject to examination by U.S. federal and most state tax authorities.

Dividends and distributions: Dividends and distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company can retain such capital gains for investment in its discretion.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2022 and 2021, the Company had deferred debt issuance costs of $631,534 and $0, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021 was $85,443 and $0, respectively .

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company amortized $128,635 and $19,247, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
As of September 30, 2022 and September 30, 2021, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2022		As of September 30, 2021
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$339,550,500	$135,678,126	$202,010,500	$36,371,130

As of September 30, 2022 and September 30, 2021, the ratio of total contributed capital to total capital subscriptions was 40.0% and 18.0%, respectively, and the Company had uncalled capital commitments of $203,872,374 and $165,639,370, respectively.

The following table summarizes the shares of GDLC common stock issued for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the period from July 1, 2021 (commencement of operations) to September 30, 2021
Issuance of shares	07/13/21	404,000.000	15.00	$6,060,000
Issuance of shares	07/29/21	808,000.000	15.00	12,120,000
Issuance of shares	08/19/21	404,000.000	15.00	6,060,000
Issuance of shares	09/27/21	808,042.000	15.00	12,120,630
Shares issued for capital drawdowns		2,424,042.000		$36,360,630

Shares issues for the year ended September 30, 2022
Issuance of shares	10/28/21	673,368.333	15.00	$10,100,525
Issuance of shares	01/28/22	416,021.000	15.00	6,240,315
Issuance of shares	03/24/22	416,021.000	15.00	6,240,315
Issuance of shares	04/15/22	568,028.000	15.00	8,520,420
Issuance of shares	05/27/22	639,031.533	15.00	9,585,473
Issuance of shares	06/27/22	852,042.000	15.00	12,780,630
Issuance of shares	08/15/22	2,051,121.863	14.90	30,559,545
Issuance of shares	09/12/22	1,025,560.965	14.90	15,279,774
Shares issued for capital drawdowns		6,641,194.694		$99,306,997
Issuance of shares(1)	07/25/22	147.138	14.90	$2,267
Issuance of shares(1)	09/14/22	398.216	14.90	5,859
Shares issued through DRIP		545.354		$8,126

(1)Shares issued through the DRIP.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee for such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GDLC, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. The Investment Adviser has agreed to certain waivers with respect to the base management fee for the periods following July 1, 2021, the initial closing date for the private placement of shares of the Company's common stock, and will irrevocably waive 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2021 to June 30, 2022; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2022 to June 30, 2023; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2023 to June 30, 2024.

For the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the base management fee incurred by the Company was $980,232 and $18,870, respectively, and the base management fee irrevocably waived by the Investment Adviser was $980,232, which included a one-time waiver of $137,550 in order to waive 100% of the base management fee for the three months ended September 30, 2022, and $18,870, respectively.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
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

For the year ended September 30, 2022, the Income Incentive Fee incurred was $590,775. For the year ended September 30, 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $359,384. After taking into account the waiver by the Investment Adviser, the Income Incentive Fee incurred was $231,391 for the year ended September 30, 2022. For the period from July 1, 2021 (commencement of operations) to September 30, 2021, there was no Income Incentive Fee incurred.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 10.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ended December 31, 2021, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from the date of the Company's election to be regulated as a BDC. Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
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
•The aggregate unrealized capital appreciation is calculated as the sum of the differences, if positive, between (a) the valuation of each investment in our portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses. In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, there was no accrual for capital gain incentive fee under GAAP.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of both September 30, 2022 and September 30, 2021. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Advisory Agreement on or prior to September 30, 2022.

As of September 30, 2022, and September 30, 2021, there was no accrual of capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

As of September 30, 2022, and September 30, 2021, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement, as a result of the waiver of reimbursement of certain expenses by the Administrator and the Investment Adviser described in the Other related party transactions section below.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and incurred $185,272 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of September 30, 2022 and September 30, 2021, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373,403, and $369,519, respectively.

During the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Administrator and the Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement and trustee fees. During the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Administrator and Investment Adviser waived the reimbursement of $475,973 and $201,373, respectively, in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021. As of September 30, 2022 and September 30, 2021, accounts payable and accrued expenses included $0 and $211,571, respectively, for reimbursable expenses, net of the Operating Expenses Reimbursement Waiver, that were paid by the Administrator on behalf of the Company.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $10,500. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of September 30, 2022, GGP Class B-P, LLC has an aggregate commitment of $102,010,500. As of September 30, 2022, the Company has issued 3,883,242.428 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $58,155,226.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $115,000,000. As of September 30, 2022, the Company has issued 1,042,020.322 shares of its common stock to GDLC Feeder Fund L.P. in exchange for aggregate capital contributions totaling $15,525,000.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2022, permits the Company to borrow a maximum of $70,000,000 and expires on July 1, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5.    Investments

Investments as of September 30, 2022 and September 30, 2021 consisted of the following:

	As of September 30, 2022			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$7,272,595	$8,097,086	$7,076,242	$5,754,196	$5,642,935	$5,568,237
One stop	188,362,877	186,150,208	183,915,960	16,303,977	16,045,949	16,067,587
Second lien	999,652	1,203,596	949,669	1,222,575	1,198,283	1,182,051
Subordinated debt	171,531	168,635	162,955	—	—	—
Equity	N/A	9,278,075	9,731,272	N/A	172,259	172,257
Total	$196,806,655	$204,897,600	$201,836,098	$23,280,748	$23,059,426	$22,990,132

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2022			As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$38,847,095	19.0%		$646,413	2.8%
Midwest	26,739,411	13.0		3,394,404	14.7
Northeast	34,171,601	16.7		3,339,818	14.5
Southeast	31,869,504	15.6		534,171	2.3
Southwest	27,527,647	13.4		2,000,980	8.7
West	28,062,462	13.7		3,795,164	16.5
Canada	500,192	0.2		404,847	1.8
United Kingdom	9,366,881	4.6		6,096,705	26.4
Netherlands	3,520,920	1.7		2,846,924	12.3
Australia	32,090	—	*	—	—
Luxembourg	778,554	0.4		—	—
Finland	1,691,061	0.8		—	—
Sweden	1,197,312	0.6		—	—
Israel	45,908	—	*	—	—
Denmark	546,962	0.3		—	—
Total	$204,897,600	100.0%		$23,059,426	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	As of September 30, 2022			As of September 30, 2021
Fair Value:
United States
Mid-Atlantic	$38,975,498	19.3%		$647,553	2.8%
Midwest	26,541,548	13.2		3,393,916	14.8
Northeast	33,916,318	16.8		3,356,038	14.6
Southeast	31,818,944	15.8		534,046	2.3
Southwest	27,482,306	13.6		2,006,629	8.7
West	27,606,187	13.7		3,793,908	16.5
Canada	491,425	0.2		404,712	1.8
United Kingdom	7,727,515	3.8		6,006,425	26.1
Netherlands	3,051,287	1.5		2,846,905	12.4
Australia	34,713	—	*	—	—
Luxembourg	776,407	0.4		—	—
Finland	1,659,127	0.8		—	—
Sweden	1,162,898	0.6		—	—
Israel	45,907	—	*	—	—
Denmark	546,018	0.3		—	—
Total	$201,836,098	100.0%		$22,990,132	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2022 and September 30, 2021 were as follows:

	As of September 30, 2022			As of September 30, 2021
Amortized Cost:
Auto Components	$990,602	0.5%		$274,456	1.2%
Automobiles	14,439,541	7.0		2,004,114	8.7
Building Products	5,267,197	2.6		—	—
Chemicals	3,520,920	1.7		2,846,924	12.4
Commercial Services and Supplies	9,529,813	4.6		—	—
Containers and Packaging	5,906,033	2.9		—	—
Distributors	352,932	0.2		168,558	0.7
Diversified Consumer Services	10,158,487	5.0		550,281	2.4
Diversified Financial Services	1,450,676	0.7		458,449	2.0
Food and Staples Retailing	405,601	0.2		—	—
Food Products	2,984,269	1.5		1,891,969	8.2
Healthcare Equipment and Supplies	1,888,912	0.9		—	—
Health Care Technology	746,203	0.4		—	—
Healthcare Providers and Services	9,105,301	4.4		4,803,950	20.8
Hotels, Restaurants and Leisure	951,951	0.5		43,835	0.2
Industrial Conglomerates	2,510,405	1.2		—	—
Insurance	8,546,360	4.2		2,200,286	9.5
IT Services	5,512,550	2.7		595,220	2.6
Life Sciences Tools & Services	3,204,400	1.6		46,209	0.2
Marine	3,851,058	1.9		—	—
Paper and Forest Products	916,358	0.4		—	—
Pharmaceuticals	3,772,977	1.8		1,521,500	6.6
Professional Services	5,925,239	2.9		365,613	1.6
Software	82,122,260	40.1		5,258,707	22.8
Specialty Retail	20,758,354	10.1		—	—
Textiles, Apparel and Luxury Goods	34,326	—	*	—	—
Water Utilities	44,875	—	*	29,355	0.1
Total	$204,897,600	100.0%		$23,059,426	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	As of September 30, 2022			As of September 30, 2021
Fair Value:
Auto Components	$996,984	0.5%		$274,364	1.2%
Automobiles	14,306,687	7.1		2,003,334	8.7
Building Products	5,392,095	2.7		—	—
Chemicals	3,051,287	1.5		2,846,905	12.4
Commercial Services and Supplies	9,296,509	4.6		—	—
Containers and Packaging	5,871,910	2.9		—	—
Distributors	353,151	0.2		168,463	0.7
Diversified Consumer Services	10,082,997	5.0		549,825	2.4
Diversified Financial Services	1,429,051	0.7		465,004	2.0
Food and Staples Retailing	395,712	0.2		—	—
Food Products	2,841,869	1.4		1,893,553	8.3
Health Care Technology	737,408	0.4		—	—
Healthcare Equipment and Supplies	1,888,520	0.9		—	—
Healthcare Providers and Services	7,977,192	3.9		4,741,680	20.6
Hotels, Restaurants and Leisure	955,642	0.5		45,291	0.2
Industrial Conglomerates	2,473,532	1.2		—	—
Insurance	8,450,312	4.2		2,197,937	9.6
IT Services	5,496,862	2.7		594,985	2.6
Life Sciences Tools & Services	3,137,644	1.6		46,142	0.2
Marine	3,756,100	1.9		—	—
Paper and Forest Products	921,684	0.5		—	—
Pharmaceuticals	3,522,624	1.7		1,493,319	6.5
Professional Services	5,885,328	2.9		365,583	1.6
Software	81,772,254	40.5		5,274,419	22.9
Specialty Retail	20,764,646	10.3		—	—
Textiles, Apparel and Luxury Goods	34,800	—	*	—	—
Water Utilities	43,298	—	*	29,328	0.1
Total	$201,836,098	100.0%		$22,990,132	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. Investments originated during the three months ended September 30, 2021 were not subject to review by an independent valuation firm for any period ending prior to October 1, 2021. As of September 30, 2022, all investments were valued using Level 3 inputs of the fair value hierarchy, with the exception of money market funds included in cash and cash equivalents (Level 1 investments). As of September 30, 2021, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2022 and 2021:

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$192,104,826	$192,104,826
Equity investments(1)	—	—	9,731,272	9,731,272
Money market funds(1)(2)	2,634,534	—	—	2,634,534
Total assets, at fair value:	$2,634,534	$—	$201,836,098	$204,470,632

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$22,817,875	$22,817,875
Equity investments(1)	—	—	172,257	172,257
Total assets, at fair value:	$—	$—	$22,990,132	$22,990,132

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the year ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021, reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of September 30, 2022 and 2021 was ($2,992,208) and ($69,294), respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present the changes in investments measured at fair value using Level 3 inputs for the year ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021:

	Year ended September 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,817,875	$172,257	$22,990,132
Net change in unrealized appreciation (depreciation) on investments	(1,579,732)	453,200	(1,126,532)
Net translation of investments in foreign currencies	(1,865,676)	—	(1,865,676)
Realized gain (loss) on investments	255	—	255
Funding of (proceeds from) revolving loans, net	794,553	—	794,553
Fundings of investments	178,810,277	9,198,954	188,009,231
PIK interest	428,326	—	428,326
Proceeds from principal payments and sales of portfolio investments	(7,660,664)	(93,139)	(7,753,803)
Accretion of discounts and amortization of premiums	359,612	—	359,612
Fair value, end of period	$192,104,826	$9,731,272	$201,836,098

	Period from July 1, 2021 (commencement of operations) to September 30, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(69,292)	(2)	(69,294)
Funding of (proceeds from) revolving loans, net	47,859	—	47,859
Fundings of investments	26,704,891	172,259	26,877,150
Proceeds from principal payments of portfolio investments	(3,870,853)	—	(3,870,853)
Accretion of discounts and amortization of premiums	5,270	—	5,270
Fair value, end of period	$22,817,875	$172,257	$22,990,132

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and September 30, 2021:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$7,076,242	Market rate approach	Market interest rate	7.3% - 12.3% (8.7%)
		Market comparable companies	EBITDA multiples	8.0x - 26.2x (18.7x)
One stop loans(2)	$183,915,960	Market rate approach	Market interest rate	7.3%- 15.0% (9.5%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (18.0x)
		Market comparable companies	Revenue multiples	5.5x - 22.0x (12.5x)
Subordinated debt and second lien loans	$1,112,624	Market rate approach	Market interest rate	12.3% - 12.8% (12.3%)
		Market comparable companies	EBITDA multiples	22.0x - 23.0x (22.9x)
Equity(3)	$9,731,272	Market comparable companies	EBITDA multiples	9.0x - 25.9x (18.5x)
			Revenue multiples	7.8x - 22.0x (15.6x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $130,079,111 and $53,836,849 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $8,564,765 and $1,166,507 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2022 and 2021:

	As of September 30, 2022		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$73,113,518	$73,113,518	$16,350,000	$16,350,000

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2022, the Company’s asset coverage for borrowed amounts was 284.4%.

PNC Facility: On March 21, 2022, the Company and GDLC Funding entered into a revolving credit and security agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC Bank”), as administrative agent, collateral agent and a lender and PNC Capital Markets LLC, as structuring agent. Under the PNC Facility, the lender has agreed to extend credit to the Company in an aggregate amount of up to $34,000,000, subject to leverage and borrowing base restrictions, with a stated maturity date of March 21, 2025. On August 16, 2022, the Company entered into a Joinder and First Amendment on the PNC Facility to, among other things, increase the borrowing capacity thereunder up to $80,000,000, add GDLC Feeder Fund L.P., a Delaware limited partnership, as a Borrower and Golub Onshore GP 3, LLC, the general partner to GDLC Feeder Fund, L.P. which is controlled by the Investment Adviser, as a General Partner and included an annualized fee payable on the closing date of the amendment equal to 0.55% of the increase in the commitments of the PNC Facility as of August 16, 2022 which was pro-rated for the reminder of the revolving period for the PNC Facility.

Borrowings under the PNC Facility bear interest, at the Company’s election and depending on the currency of the borrowing, of either Term SOFR, Daily Simple SOFR, CDOR, SONIA, or the Euro Short-Term Rate (“€STR”) plus a margin ranging from 1.75% to 2.25%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of the Company. The Company will pay to PNC Bank, an unused commitment fee, payable quarterly, equal to 0.20% to 0.30% per annum of the average unused portion of available borrowings under the PNC Facility. The PNC Facility is secured by assets held by GDLC Funding and by the unfunded commitments of investors in the Company. As of September 30, 2022, the Company had outstanding debt of $60,000,000 under the PNC Facility.

For the year ended September 30, 2022, the stated interest expense, average stated interest rates and average outstanding balances for the PNC Facility were as follows:

Year ended September 30, 2022
Stated interest expense	$687,348
Facility fees	11,208
Amortization of debt issuance costs	85,443
Total interest expense	$783,999
Average stated interest rate	3.6%
Average outstanding balance	$18,919,178

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

The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). As of September 30, 2022, the short-term AFR in effect on the Adviser Revolver based on the last interest rate reset was 3.0%. As of September 30, 2022 and September 30, 2021, the Company had outstanding debt of $13,113,518 and $16,350,000, respectively, under the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Stated interest expense	$190,426	$1,466
Cash paid for interest expense	67,187	—
Annualized average stated interest rate	1.0%	0.2%
Average outstanding balance	$19,345,198	$3,061,413

For the year ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021, the average total debt outstanding was $38,264,376 and $3,061,413, respectively.

For the year ended September 30, 2022, and for the period from July 1, 2021 (commencement of operations) to September 30, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.6% and 0.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$13,113,518	$—	$13,113,518	$—	$—
PNC Facility	60,000,000	—	60,000,000	—	—
Total borrowings	$73,113,518	$—	$73,113,518	$—	$—

Note 8. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets. The following permanent differences were reclassified for tax purposes among the components of net assets for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Increase/(decrease) in Paid in Capital in Excess of Par	$(8,048)	$—
Increase/(decrease) in Distributable Earnings (Losses)	8,048	—

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Net increase (decrease) in net assets resulting from operations	$4,750,930	$(19,158)
Net change in unrealized (appreciation) depreciation on investment transactions	1,145,005	71,120
Other income not currently taxable	(1,293)	—
Expenses not currently deductible	47,840	—
Other deductions/losses for tax not book	(3,373)	—
Other realized gain/loss differences	(10,746)	12,150
Taxable income before deductions for distributions	$5,928,363	$64,112

The tax character of distributions paid during the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, were as follows:

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Ordinary Income	$4,400,843	$64,112

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, were as follows:

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Undistributed ordinary income – tax basis	$1,527,520	$—
Net unrealized appreciation (depreciation) on investments	(1,212,862)	(71,120)
Other temporary differences	(39,792)	(12,150)
Total accumulated earnings (loss) – book basis	$274,866	$(83,270)

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2022, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2022, and September 30, 2021, the Company elected to defer $0 and $12,150 of ordinary losses, respectively. The Company did not elect to defer any short-term capital losses or long-term capital losses as of September 30, 2022 and September 30, 2021, respectively.

For the tax year ended September 30, 2022, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in 2023. The amount carried forward to 2023 is estimated to be approximately $1,527,520 of ordinary income, although this amount will not be finalized until the 2022 tax returns are filed in 2023.

As of September 30, 2022, the federal tax cost of investments was $204,894,337 resulting in estimated gross unrealized gains and losses of $1,193,901 and $4,252,140, respectively.

Note 9. Commitments and Contingencies

Commitments: As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $50,163,326, including $9,977,202 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $6,196,567, including $2,015,644 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2022 and September 30, 2021, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Net asset value at beginning of period	$14.97	$15.00
Distributions declared:(2)
From net investment income	(1.22)	(0.04)
Net investment income	1.31	0.11
Net realized gain (loss) on foreign currency transactions	(0.02)	(0.07)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.04)	(0.03)
Net asset value at end of period	$15.00	$14.97
Total return based on net asset value per share(4)	8.50%	0.06%
Number of common shares outstanding	9,066,482.048	2,424,742.000

Listed below are supplemental data and ratios to the financial highlights:	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Ratio of net investment income to average net assets *	8.78%	3.07%
Ratio of total expenses to average net assets *	5.04%	5.15%
Ratio of management fee waiver to average net assets *	(1.43)%	(0.44)%
Ratio of incentive fee waiver to average net assets	(0.53)%	—%
Ratio of operating expense waiver to average net assets	(0.70)%	(1.18)%
Ratio of net expenses to average net assets *	2.38%	3.53%
Ratio of incentive fees to average net assets	0.86%	—%
Ratio of total expenses (without incentive fees) to average net assets *	4.18%	5.15%
Total return based on average net asset value(5)*	6.95%	(0.45)%
Net assets at end of period	$135,953,071	$36,287,860
Average debt outstanding	$38,264,376	$3,061,413
Average debt outstanding per share	$4.22	$1.26
Portfolio Turnover *	7.73%	123.44%
Asset coverage ratio(6)	284.35%	321.92%
Asset coverage ratio per unit(7)	$2,843	$3,219
Average market value per unit (8):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A

* Annualized for a period less than one year
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Earnings (losses) available to stockholders	$4,750,930	$(19,158)
Basic and diluted weighted average shares outstanding	4,573,385	1,138,050
Basic and diluted earnings (losses) per share	$1.04	$(0.02)

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following tables summarizes the Company’s dividend declarations and distributions with a record date during the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the year ended September 30, 2022
10/05/2021	10/05/2021	11/22/2021	2,424,742.000	$—	(1)	$—
10/05/2021	10/18/2021	11/22/2021	2,424,742.000	0.1530		371,044
11/19/2021	11/29/2021	12/27/2021	3,098,110.333	0.0898		278,168
11/19/2021	12/20/2021	02/28/2022	3,098,110.333	0.1939		600,698
11/19/2021	01/20/2022	03/23/2022	3,098,110.333	0.1656		513,049
02/04/2022	02/25/2022	05/23/2022	3,514,131.333	0.1461		513,385
02/04/2022	03/21/2022	05/23/2022	3,514,131.333	0.1706		599,438
02/04/2022	04/29/2022	07/25/2022	4,498,180.333	0.0764		343,580
05/06/2022	05/20/2022	07/25/2022	4,498,180.333	0.0936		421,224
05/06/2022	06/24/2022	09/14/2022	5,137,211.866	—	(2)	—
05/06/2022	07/19/2022	09/14/2022	5,989,253.866	0.1269		760,256
08/05/2022	09/20/2022	11/22/2022	9,066,482.048	—	(3)	—
Total dividends declared for the year ended September 30, 2022						$4,400,842

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the period from July 1, 2021 (commencement of operations) to September 30, 2021
08/06/2021	08/06/2021	09/30/2021	1,212,700.000	$0.0125	$15,184
08/06/2021	08/25/2021	09/30/2021	1,616,700.000	0.0303	48,928
Total dividends declared for the period from July 1, 2021 (commencement of operations) to September 30, 2021					$64,112

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
(2)On May 6, 2022, the Company’s board of directors declared a distribution in an amount equal to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2022 through June 30, 2022, per share payable on September 14, 2022, to stockholders of record on June 24, 2022. Due to a net decrease in net assets resulting from operations for the period June 1, 2022, through June 30, 2022, the distribution declared for the June 2022 earnings period was zero.
(3)On August 5, 2022, the Company’s board of directors declared a distribution in an amount equal to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2022 through September 30, 2022, per share payable on November 22, 2022, to stockholders of record on September 20, 2022. Due to a net increase in net assets resulting from operations for the period August 1, 2022, through September 30, 2022 resulting in a net asset value per share of $15.00 per share, the distribution declared for the August and September 2022 earnings period was zero.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On November 2, 2022, the Company entered into an amendment on the PNC Facility (as defined in Note 7 of our consolidated financial statements), or the Second PNC Credit Facility Amendment. The Second PNC Facility Amendment amended the PNC Facility to, among other things, increase the borrowing capacity under the PNC Facility from $80,000,000 to $105,000,000, update the applicable margin such that the borrowings under the PNC facility will bear interest at the Company’s election and depending on the currency of the borrowing, of either the

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate or the Base Rate (each as defined in the PNC Facility), plus a margin ranging from 1.80% to 2.30% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of the Company. The Second PNC Amendment included an annualized fee payable on the closing date of the amendment based on the increase in the commitments of the PNC Facility as of November 2, 2022 which was pro-rated for the reminder of the revolving period for the PNC Facility. The other material terms of the PNC Facility were unchanged.

On November 2, 2022, the Company issued a capital call to stockholders that was due on November 14, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	11/14/2022	1,018,651.533	$15.00	$15,279,773

On August 5, 2022 and November 18, 2022, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 18, 2022	December 28, 2022	In an amount (if positive) such that the net asset value of the Company as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share
November 21, 2022	December 28, 2022	In an amount (if positive) such that the net asset value of the Company as of November 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2022 through November 30, 2022 and the payment of this distribution is $15.00 per share
December 15, 2022	February 28, 2023	In an amount (if positive) such that the net asset value of the Company as of December 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2022 through December 31, 2022 and the payment of this distribution is $15.00 per share
January 17, 2023	March 21, 2023	In an amount (if positive) such that the net asset value of the Company as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a). Evaluation of Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 99
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
3.2	Articles of Amendment, effective as of March 14, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 18, 2022).
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
4.2	Description of securities*
10.1	Investment Advisory Agreement, dated as of July 1, 2021, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.2	Amended and Restated Waiver Agreement, dated as of July 1, 2021, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on August 16, 2021).
10.3	Administration Agreement, dated as of July 1, 2021, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.4	Custody Agreement, dated as of June 30, 2021, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.5	Trademark License Agreement, dated as of July 1, 2021, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on August 16, 2021).
10.8	Amended and Restated Revolving Loan Agreement, dated as of November 15, 2021, by and among Golub Capital Direct Lending Corporation, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on November 15, 2021).

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Number	Description

10.9	Revolving Credit and Security Agreement, dated as of March 21, 2022, among Golub Capital Direct Lending Corporation and GDLC Funding LLC, as borrowers, PNC Bank, National Association, as administrative agent, collateral agent, and a Lender, and PNC Capital Markets LLC, as structuring agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 24, 2022).
14.1	Joint Code of Ethics of Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
14.2	Code of Ethics of GC Advisors LLC (Incorporated by reference to Exhibit 14.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
21.1	List of subsidiaries.*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant.*
_________________
* Filed herewith

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Direct Lending Corporation
A Maryland Corporation

Date: December 6, 2022	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	December 6, 2022
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	December 6, 2022
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	December 6, 2022
Lawrence E. Golub
/s/ John T. Baily	Director	December 6, 2022
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 6, 2022
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	December 6, 2022
Lofton P. Holder
/s/ Anita J. Rival	Director	December 6, 2022
Anita J. Rival
/s/ William M. Webster IV	Director	December 6, 2022
William M. Webster IV