Form 10-Q
period 2022-12-31
GOLUB CAPITAL DIRECT LENDING CORP
filed 2023-02-13
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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

As of February 13, 2023, the Registrant had 10,991,547.328 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2022	September 30, 2022
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $245,675 and $204,898, respectively)	$242,533	$201,836
Cash and cash equivalents	5,292	5,736
Foreign currencies (cost of $373 and $344, respectively)	381	337
Interest receivable	1,344	1,055
Deferred offering costs	193	226
Other assets	10	30
Total Assets	$249,753	$209,220
Liabilities
Debt	$95,850	$73,114
Less unamortized debt issuance costs	(709)	(632)
Debt less unamortized debt issuance costs	95,141	72,482
Interest payable	1,129	635
Distributions payable	1,106	—
Management and incentive fees payable	603	—
Accounts payable and accrued expenses	463	125
Accrued trustee fees	20	25
Total Liabilities	98,462	73,267
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 10,086,079.327 and 9,066,482.048 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	10	9
Paid in capital in excess of par	150,962	135,669
Distributable earnings	319	275
Total Net Assets	151,291	135,953
Total Liabilities and Total Net Assets	$249,753	$209,220
Number of common shares outstanding	10,086,079.327	9,066,482.048
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three months ended December 31,
	2022	2021
Investment income
Interest income	$5,655	$862
Dividend income	214	—
Fee income	21	17
Total investment income	5,890	879
Expenses
Interest expense	1,220	8
Base management fee	570	120
Incentive fee	413	129
Professional fees	156	141
Administrative service fee	67	6
General and administrative expenses	24	26
Total expenses	2,450	430
Base management fee waived (Note 4)	(380)	(120)
Incentive fee waived (Note 4)	—	(87)
Operating expenses reimbursement waived (Note 4)	—	(172)
Net expenses	2,070	51
Net investment income - before tax	3,820	828
Excise tax	105	—
Net investment income - after tax	3,715	828
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	5	(20)
Net realized gain (loss) on investment transactions	5	(20)
Net change in unrealized appreciation (depreciation) from:
Investments	(1,195)	589
Translation of assets and liabilities in foreign currencies	20	(64)
Net change in unrealized appreciation (depreciation) on investment transactions	(1,175)	525
Net gain (loss) on investment transactions	(1,170)	505
Net increase (decrease) in net assets resulting from operations	$2,545	$1,333
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$0.27	$0.46
Basic and diluted weighted average common shares outstanding (Note 11)	9,597,994	2,900,491

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	2,424,742.000	$2	$36,369	$(83)	$36,288
Issuance of common stock	673,368.333	1	10,100	—	10,101
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	828	828
Net realized gain (loss) on investment transactions	—	—	—	(20)	(20)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	525	525
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(1,250)	(1,250)
Total increase (decrease) for the three months ended December 31, 2021	673,368.333	1	10,100	83	10,184
Balance at December 31, 2021	3,098,110.333	$3	$46,469	$—	$46,472
Balance at September 30, 2022	9,066,482.048	$9	$135,669	$275	$135,953
Issuance of common stock	1,018,651.533	1	15,279	—	15,280
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,715	3,715
Net realized gain (loss) on investment transactions	—	—	—	5	5
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(1,175)	(1,175)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	945.746	—	14	—	14
Distributions from distributable earnings (losses)	—	—	—	(1,395)	(1,395)
Distributions declared and payable	—	—	—	(1,106)	(1,106)
Total increase (decrease) for the three months ended December 31, 2022	1,019,597.279	1	15,293	44	15,338
Balance at December 31, 2022	10,086,079.327	$10	$150,962	$319	$151,291

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,545	$1,333
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	75	—
Accretion of discounts and amortization of premiums	(179)	(38)
Net realized (gain) loss on foreign currency transactions	(5)	20
Net change in unrealized (appreciation) depreciation on investments	1,195	(589)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(20)	64
Proceeds from (fundings of) revolving loans, net	(429)	(353)
Fundings of investments	(41,570)	(48,754)
Proceeds from principal payments and sales of portfolio investments	1,851	23
PIK interest	(262)	(11)
Non-cash dividends	(213)	—
Changes in operating assets and liabilities:
Interest receivable	(289)	(394)
Deferred offering costs	33	31
Other assets	20	(12)
Interest payable	494	7
Management and incentive fees payable	603	42
Accounts payable and accrued expenses	338	(19)
Accrued trustee fees	(5)	—
Net cash provided by (used in) operating activities	(35,818)	(48,650)
Cash flows from financing activities
Borrowings on debt	31,642	19,587
Repayments of debt	(10,000)	(8,141)
Capitalized debt issuance costs	(152)	—
Proceeds from issuance of common shares	15,280	10,101
Distributions paid	(1,381)	(649)
Net cash provided by (used in) financing activities	35,389	20,898
Net change in cash and cash equivalents and foreign currencies	(429)	(27,752)
Effect of foreign currency exchange rates	29	(20)
Cash and cash equivalents and foreign currencies, beginning of period	6,073	29,590
Cash and cash equivalents and foreign currencies, end of period	$5,673	$1,818
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$651	$1
Distributions declared during the period	2,501	1,250
Supplemental disclosure of non-cash operating and financing activity:
Stock issued in connection with dividend reinvestment plan	$14	$—
Change in distributions payable	1,106	601
The following table provides a reconciliation of cash and cash equivalents and foreign currencies within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2022	September 30, 2022
Cash and cash equivalents	$5,292	$5,736
Foreign currencies (cost of $373 and $344, respectively)	381	337
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$5,673	$6,073
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Auto Components
COP CollisionRight Holdings, Inc.#	One stop	SF + 4.75%	(j)	9.39%	04/2028	$912	$900	0.6%	$893
COP CollisionRight Holdings, Inc.	One stop	SF + 4.75%	(j)	9.48%	04/2028	16	16	—	15
COP CollisionRight Holdings, Inc.(5)	One stop	SF + 4.75%		N/A(6)	04/2028	—	(3)	—	(4)
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	8.24%	08/2027	276	274	0.2	271
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	9.23%	08/2027	56	55	—	54
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	9.23%	08/2027	19	18	—	17
						1,279	1,260	0.8	1,246
Automobiles
CG Group Holdings, LLC(21)	One stop	L + 7.25%	(b)	9.98% cash/2.00% PIK	07/2027	1,810	1,791	1.1	1,665
CG Group Holdings, LLC(21)	One stop	L + 7.25%	(a)	9.63% cash/2.00% PIK	07/2026	340	336	0.2	316
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	10.67%	12/2027	1,718	1,704	1.1	1,684
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	10.67%	12/2027	1,026	1,018	0.7	1,006
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	10.67%	12/2027	307	304	0.2	301
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	10.67%	12/2027	187	185	0.1	183
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	10.67%	12/2027	177	176	0.1	174
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	10.67%	12/2027	155	153	0.1	152
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	10.67%	12/2027	127	126	0.1	125
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	10.67%	12/2027	124	123	0.1	121
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	10.67%	12/2027	124	123	0.1	121
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	10.67%	12/2027	102	101	0.1	100
Denali Midco 2, LLC#	One stop	SF + 6.50%	(i)	10.92%	12/2027	95	93	0.1	94
Denali Midco 2, LLC	One stop	SF + 6.50%	(i)	10.92%	12/2027	13	12	—	13
Denali Midco 2, LLC	One stop	SF + 6.50%	(i)	10.92%	12/2027	6	6	—	6
Denali Midco 2, LLC(5)	One stop	SF + 6.25%		N/A(6)	12/2027	—	(3)	—	(6)
Denali Midco 2, LLC(5)	One stop	SF + 6.50%		N/A(6)	12/2027	—	(2)	—	(1)
National Express Wash Parent Holdco, LLC#	One stop	SF + 5.50%	(k)	10.29%	07/2029	4,213	4,173	2.6	4,044
National Express Wash Parent Holdco, LLC	One stop	SF + 5.50%	(k)	10.22%	07/2029	1,996	1,969	1.2	1,877
National Express Wash Parent Holdco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2029	—	(2)	—	(8)
POY Holdings, LLC	One stop	L + 5.50%	(b)	10.23%	11/2027	2,267	2,230	1.5	2,267
POY Holdings, LLC	One stop	L + 5.50%	(b)	10.23%	11/2027	148	147	0.1	148
POY Holdings, LLC	One stop	L + 5.50%	(b)	10.23%	11/2027	36	32	—	36
POY Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(3)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Spotless Brands, LLC#	One stop	SF + 6.50%	(j)	10.71%	07/2028	$1,120	$1,100	0.7%	$1,109
Spotless Brands, LLC	One stop	SF + 6.50%	(i)(j)	11.12%	07/2028	122	121	0.1	120
Spotless Brands, LLC	One stop	SF + 6.50%	(j)	10.71%	07/2028	90	89	0.1	89
Spotless Brands, LLC	One stop	SF + 6.50%		N/A(6)	07/2028	—	—	—	—
						16,303	16,102	10.4	15,736
Building Products
BECO Holding Company, Inc.	One stop	L + 5.25%	(b)	9.98%	11/2028	3,745	3,714	2.4	3,633
BECO Holding Company, Inc.(5)	One stop	L + 5.25%		N/A(6)	11/2027	—	(4)	—	(12)
BECO Holding Company, Inc.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(8)	—	(29)
						3,745	3,702	2.4	3,592
Chemicals
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(f)	8.11%	09/2028	1,946	2,076	1.2	1,849
PHM NL SP Bidco B.V.(7)(11)	One stop	L + 6.25%	(c)	10.42%	09/2028	790	779	0.5	751
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	SN + 6.25%	(h)	9.68%	09/2028	417	454	0.3	396
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(f)	8.72%	09/2028	205	213	0.1	193
						3,358	3,522	2.1	3,189
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	One stop	L + 5.25%	(b)	9.98%	10/2028	958	946	0.6	938
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(2)	—	(4)
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(1)	—	(2)
OVG Business Services, LLC	One stop	L + 6.25%	(a)	10.64%	11/2028	102	100	0.1	100
OVG Business Services, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2026	—	—	—	(1)
Profile Products LLC(7)	One stop	L + 5.50%	(b)	10.14%	11/2027	333	327	0.2	327
Profile Products LLC(7)	One stop	L + 5.50%	(b)	10.14%	11/2027	72	71	—	71
Profile Products LLC(7)	One stop	L + 5.50%	(a)(d)	10.67%	11/2027	32	31	—	31
Profile Products LLC(7)	One stop	L + 5.50%		N/A(6)	11/2027	—	—	—	—
Profile Products LLC(5)(7)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	(1)
Radwell Parent, LLC#	One stop	SF + 6.53%	(j)	11.21%	03/2029	7,768	7,656	5.0	7,491
Radwell Parent, LLC#	One stop	SF + 6.75%	(j)	11.33%	03/2029	308	299	0.2	299
Radwell Parent, LLC(5)	One stop	SF + 6.75%		N/A(6)	03/2028	—	(3)	—	(7)
Radwell Parent, LLC(5)	One stop	SF + 6.53%		N/A(6)	03/2029	—	(14)	—	(33)
						9,573	9,409	6.1	9,209
Containers and Packaging
Chase Intermediate	One stop	L + 5.00%	(b)(c)	9.85%	10/2028	4,066	4,034	2.6	3,984
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chase Intermediate(5)	One stop	SF + 5.00%		N/A(6)	10/2028	$—	$(3)	—%	$(7)
Chase Intermediate(5)	One stop	SF + 5.00%		N/A(6)	10/2028	—	—	—	(1)
Fortis Solutions Group, LLC	One stop	L + 5.50%	(b)	9.73%	10/2028	1,954	1,926	1.3	1,915
Fortis Solutions Group, LLC	One stop	L + 5.50%	(c)(d)	10.83%	10/2027	40	35	—	34
Fortis Solutions Group, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(5)	—	—
Fortis Solutions Group, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(5)	—	(14)
						6,060	5,982	3.9	5,911
Distributors
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(k)	9.20%	07/2027	170	168	0.1	170
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(k)	9.28%	07/2027	103	102	0.1	103
WSC Holdings Midco LLC#	Senior loan	SF + 4.50%	(k)	9.15%	07/2027	84	83	0.1	84
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(k)	8.77%	07/2027	37	36	—	37
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(1)	—	—
						394	388	0.3	394
Diversified Consumer Services
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	8.24%	07/2027	145	143	0.1	142
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	8.24%	07/2027	98	97	0.1	96
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	8.24%	07/2027	96	94	0.1	94
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.75%	(b)	9.42%	07/2027	87	86	0.1	87
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	8.37%	07/2027	63	62	—	61
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	8.70%	07/2027	44	44	—	43
COP Hometown Acquisitions, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	(1)
DP Flores Holdings, LLC#	One stop	SF + 6.50%	(k)	11.23%	09/2028	3,447	3,389	2.3	3,447
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(2)	—	—
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(19)	—	—
EMS LINQ, LLC	One stop	L + 6.25%	(a)	10.63%	12/2027	523	519	0.3	513
EMS LINQ, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(1)	—	(2)
FPG Intermediate Holdco, LLC	One stop	SF + 6.00%	(i)	10.42%	03/2027	993	973	0.6	944
FPG Intermediate Holdco, LLC	One stop	SF + 6.00%	(i)	10.42%	03/2027	898	885	0.6	865
FPG Intermediate Holdco, LLC	One stop	P + 5.00%	(d)(i)	12.31%	03/2027	21	20	—	19
FPG Intermediate Holdco, LLC(5)	One stop	SF + 6.50%		N/A(6)	03/2027	—	(3)	—	(3)
FSS Buyer LLC	One stop	L + 5.75%	(a)	10.13%	08/2028	310	305	0.2	307
FSS Buyer LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(1)	—	—
HS Spa Holdings, Inc.#	One stop	SF + 5.75%	(k)	10.45%	06/2029	440	432	0.3	431
HS Spa Holdings, Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(1)	—	(1)
Mario Purchaser, LLC#	One stop	SF + 5.75%	(i)	10.17%	04/2029	421	414	0.3	413
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mario Purchaser, LLC(21)	One stop	SF + 10.75%	(i)	15.17% PIK	04/2032	$198	$193	0.1%	$198
Mario Purchaser, LLC	One stop	SF + 5.75%	(i)	10.17%	04/2029	159	153	0.1	148
Mario Purchaser, LLC(5)	One stop	SF + 5.75%		N/A(6)	04/2028	—	(1)	—	(1)
Mathnasium, LLC	One stop	L + 5.00%	(c)	10.13%	11/2027	521	516	0.3	515
Mathnasium, LLC	One stop	L + 5.00%	(c)	10.13%	11/2027	13	12	—	12
NSG Buyer, Inc. #	One stop	SF + 6.50%	(i)	10.92%	11/2029	5,937	5,821	3.9	5,877
NSG Buyer, Inc. (5)	One stop	SF + 6.50%		N/A(6)	11/2029	—	(14)	—	(14)
NSG Buyer, Inc. (5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(15)	—	(1)
RW AM Holdco LLC#	One stop	SF + 5.25%	(k)	9.33%	04/2028	1,008	999	0.6	957
RW AM Holdco LLC(5)	One stop	P + 4.25%		N/A(6)	04/2028	—	(1)	—	(5)
						15,422	15,099	10.0	15,141
Diversified Financial Services
Avalara, Inc.#	One stop	SF + 7.25%	(j)	11.83%	10/2028	1,091	1,065	0.7	1,064
Avalara, Inc.(5)	One stop	SF + 7.25%		N/A(6)	10/2028	—	(3)	—	(3)
Banker's Toolbox, Inc.	One stop	SF + 5.25%	(k)	9.23%	07/2027	459	454	0.3	450
Banker's Toolbox, Inc.	One stop	SF + 5.25%	(i)	9.57%	07/2027	74	73	0.1	70
Banker's Toolbox, Inc.(5)	One stop	SF + 5.25%		N/A(6)	07/2027	—	—	—	(2)
Flash Topco, Inc.	One stop	L + 5.75%	(b)	10.16%	10/2028	946	938	0.6	899
Flash Topco, Inc.	One stop	L + 5.75%	(b)	10.12%	10/2028	27	26	—	21
						2,597	2,553	1.7	2,499
Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF + 6.75%	(i)	10.97%	11/2028	2,259	2,193	1.4	2,192
CST Holding Company	One stop	SF + 6.75%	(i)	10.97%	11/2028	5	4	—	4
						2,264	2,197	1.4	2,196
Food and Staples Retailing
Wineshipping.com LLC	One stop	L + 5.75%	(b)	10.16%	10/2027	382	379	0.3	367
Wineshipping.com LLC	One stop	L + 5.75%	(b)	10.24%	10/2027	20	19	—	17
Wineshipping.com LLC	One stop	L + 5.75%	(b)	9.66%	10/2027	10	10	—	10
						412	408	0.3	394
Food Products
Louisiana Fish Fry Products, Ltd.	One stop	SF + 6.25%	(j)	10.80%	07/2027	560	556	0.3	510
Louisiana Fish Fry Products, Ltd.	One stop	SF + 6.25%	(j)	10.91%	07/2027	73	71	—	64
Ultimate Baked Goods Midco LLC	One stop	L + 6.50%	(a)	10.88%	08/2027	377	373	0.2	358
Ultimate Baked Goods Midco LLC	One stop	L + 6.50%	(a)	10.88%	08/2027	18	15	—	14
Whitebridge Pet Brands, LLC#	One stop	L + 5.00%	(a)	9.38%	07/2027	1,390	1,379	0.9	1,363
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	9.36%	07/2027	100	98	0.1	95
Wizard Bidco Limited(7)(8)(9)	One stop	SN + 4.50%	(h)	7.93%	03/2029	366	393	0.3	339
Wizard Bidco Limited(7)(8)(9)	One stop	SN + 4.50%	(h)	7.93%	09/2028	57	56	—	54
						2,941	2,941	1.8	2,797
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior loan	L + 8.25%	(b)	10.95%	09/2024	$21	$21	—%	$21
Coding Solutions Acquisition, Inc.#	One stop	SF + 5.50%	(i)	9.82%	05/2028	298	296	0.2	298
Coding Solutions Acquisition, Inc.	One stop	SF + 5.50%	(i)	9.82%	05/2028	9	8	—	9
Coding Solutions Acquisition, Inc.	One stop	SF + 5.50%		N/A(6)	05/2028	—	—	—	—
Color Intermediate, LLC#	One stop	SF + 5.50%	(j)	10.18%	10/2029	1,072	1,051	0.7	1,029
Plasma Buyer LLC#	One stop	SF + 5.75%	(i)	10.07%	05/2029	307	302	0.2	298
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(1)	—	(2)
Veranex, Inc.	Senior loan	SF + 4.75%	(k)	7.52%	04/2028	126	125	0.1	120
Veranex, Inc.	Senior loan	SF + 4.75%	(j)(k)	9.47%	04/2028	43	41	—	22
Veranex, Inc.(5)	Senior loan	P + 3.75%		N/A(6)	04/2028	—	—	—	(2)
						1,876	1,842	1.2	1,792
Healthcare Equipment and Supplies
Belmont Instrument, LLC#	One stop	SF + 6.25%	(j)	10.76%	08/2028	1,904	1,886	1.2	1,885
Belmont Instrument, LLC	One stop	P + 5.25%	(d)	12.75%	08/2028	13	13	—	13
						1,917	1,899	1.2	1,898
Healthcare Providers and Services
AAH TOPCO, LLC	One stop	L + 5.50%	(a)	9.82%	12/2027	510	502	0.3	479
AAH TOPCO, LLC	One stop	L + 5.50%	(a)	9.89%	12/2027	340	337	0.2	330
AAH TOPCO, LLC (21)	Subordinated debt	N/A		11.50% PIK	12/2031	177	174	0.1	164
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	—	—	(1)
Community Care Partners, LLC#	One stop	SF + 6.00%	(i)	10.44%	06/2026	133	132	0.1	130
Community Care Partners, LLC	One stop	SF + 6.00%		N/A(6)	06/2026	—	—	—	—
Datix Bidco Limited(7)(8)(9)	Senior loan	SN + 4.50%	(h)	7.93%	04/2025	3,052	3,401	2.0	2,960
Datix Bidco Limited(7)(8)(9)	Second lien	SN + 7.75%	(h)	11.18%	04/2026	1,083	1,205	0.7	1,040
ERC Topco Holdings, LLC	One stop	L + 5.50%	(b)	10.23%	11/2028	2,181	2,166	1.4	2,093
ERC Topco Holdings, LLC	One stop	P + 4.50%	(b)(d)	11.15%	11/2027	93	91	0.1	88
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(6)	—	(17)
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%	(i)(j)(k)	9.25%	12/2026	211	209	0.1	205
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%	(k)	9.56%	12/2026	47	47	—	47
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%		N/A(6)	12/2026	—	—	—	—
Suveto Buyer, LLC	One stop	L + 5.00%	(a)	9.38%	09/2027	1,037	1,025	0.6	961
Suveto Buyer, LLC	One stop	L + 5.00%	(a)	9.38%	09/2027	113	112	0.1	104
						8,977	9,395	5.7	8,583
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC#	One stop	SF + 6.00%	(k)	9.19%	08/2028	692	685	0.5	692
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(1)	—	—
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(2)	—	—
ESN Venture Holdings, LLC#	One stop	SF + 6.50%	(j)	11.08%	10/2028	2,103	2,075	1.4	2,077
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ESN Venture Holdings, LLC	One stop	SF + 6.50%	(j)	11.06%	10/2028	$14	$13	—%	$13
ESN Venture Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	10/2028	—	(17)	—	(13)
Harri US LLC(21)	One stop	L + 10.00%	(b)	10.59% cash/4.00% PIK	08/2026	47	41	—	47
Harri US LLC(21)	One stop	SF + 10.00%	(j)	10.64% cash/4.00% PIK	08/2026	32	32	—	32
Harri US LLC	One stop	SF + 10.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC	One stop	SF + 10.00%		N/A(6)	08/2026	—	—	—	—
Health Buyer, LLC#	Senior loan	SF + 5.25%	(j)(k)	10.29%	04/2029	148	146	0.1	142
Health Buyer, LLC	Senior loan	SF + 5.25%	(i)	9.66%	04/2028	11	10	—	10
						3,047	2,982	2.0	3,000
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	L + 6.00%	(b)	10.73%	07/2027	222	218	0.1	222
Dwyer Instruments, Inc.	One stop	L + 6.00%	(b)	10.73%	07/2027	4	4	—	4
Dwyer Instruments, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2027	—	(1)	—	—
Essential Services Holdings Corporation	One stop	L + 5.75%	(a)(b)	9.82%	11/2026	2,738	2,718	1.8	2,684
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	—	—	(1)
Excelitas Technologies Corp.#	One stop	SF + 5.75%	(j)	10.12%	08/2029	681	668	0.5	675
Excelitas Technologies Corp.#(7)(8)	One stop	E + 5.75%	(e)	7.55%	08/2029	120	114	0.1	119
Excelitas Technologies Corp.	One stop	SF + 5.75%	(d)(j)	10.70%	08/2028	37	37	—	37
Excelitas Technologies Corp.(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(2)	—	(1)
						3,802	3,756	2.5	3,739
Insurance
Alera Group, Inc.	One stop	SF + 6.00%	(i)	10.42%	10/2028	1,434	1,422	0.9	1,391
Alera Group, Inc.	One stop	SF + 6.00%	(i)	10.42%	10/2028	464	460	0.3	450
Alera Group, Inc.	One stop	SF + 6.00%	(i)	10.42%	10/2028	407	402	0.3	395
AMBA Buyer, Inc.	One stop	SF + 5.25%	(k)	9.33%	07/2027	183	181	0.1	179
AMBA Buyer, Inc.	One stop	SF + 5.25%	(k)	9.33%	07/2027	54	54	—	53
AMBA Buyer, Inc.#	One stop	SF + 5.25%	(k)	9.33%	07/2027	49	49	—	48
AMBA Buyer, Inc.	One stop	SF + 5.25%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.(5)	One stop	SF + 5.25%		N/A(6)	07/2027	—	—	—	(1)
Captive Resources Midco, LLC#(21)	One stop	SF + 5.75%	(i)	4.78% cash/5.29% PIK	07/2029	4,477	4,394	2.9	4,387
Captive Resources Midco, LLC(5)	One stop	SF + 5.75%		N/A(6)	07/2028	—	(2)	—	(2)
Keystone Agency Partners LLC	Senior loan	SF + 6.25%	(j)	10.98%	05/2027	338	334	0.2	332
Keystone Agency Partners LLC#	Senior loan	SF + 6.25%	(j)	10.98%	05/2027	187	185	0.1	183
Keystone Agency Partners LLC	Senior loan	SF + 6.25%	(j)	10.98%	05/2027	28	25	—	24
Long Term Care Group, Inc.	One stop	L + 6.00%	(a)	10.34%	09/2027	169	166	0.1	169
Pareto Health Intermediate Holdings, Inc.	One stop	L + 4.50%	(b)	9.23%	08/2025	414	411	0.3	414
Patriot Growth Insurance Services, LLC(21)	One stop	L + 5.50%	(b)(c)	8.86%	10/2028	625	620	0.5	606
Patriot Growth Insurance Services, LLC	One stop	L + 5.75%	(b)	10.47%	10/2028	10	9	—	7
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1)	—	(2)
						8,839	8,709	5.7	8,633
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
CivicPlus, LLC(21)	One stop	L + 6.75%	(b)	8.98% cash/2.50% PIK	08/2027	$351	$348	0.2%	$344
CivicPlus, LLC#(21)	One stop	L + 6.75%	(b)	8.98% cash/2.50% PIK	08/2027	226	224	0.1	221
CivicPlus, LLC(21)	One stop	L + 6.75%	(b)	8.98% cash/2.50% PIK	08/2027	165	163	0.1	161
CivicPlus, LLC	One stop	SF + 11.75%	(k)	14.38%	06/2034	144	140	0.1	142
CivicPlus, LLC(5)	One stop	L + 6.75%		N/A(6)	08/2027	—	(1)	—	(2)
Critical Start, Inc.#(21)	One stop	SF + 5.75%	(i)	6.94% cash/3.13% PIK	05/2028	186	184	0.1	182
Critical Start, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	—	—	(1)
Goldcup 31018 AB(7)(8)(15)(21)	One stop	E + 7.07%	(f)	3.57% cash/3.82% PIK	07/2029	779	719	0.5	763
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E + 6.50%		N/A(6)	01/2029	—	(1)	—	(2)
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E + 6.50%		N/A(6)	07/2029	—	(1)	—	(3)
Netwrix Corporation#	One stop	SF + 5.00%	(k)	9.70%	06/2029	3,250	3,225	2.2	3,217
Netwrix Corporation	One stop	SF + 5.00%	(j)	9.53%	06/2029	194	187	0.1	181
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(2)	—	(1)
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(i)	15.07%	10/2026	205	202	0.2	205
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(i)	15.07%	10/2026	20	20	—	20
ReliaQuest Holdings, LLC	One stop	SF + 10.75%		N/A(6)	10/2026	—	—	—	—
Zarya Holdco, Inc.#	Senior loan	SF + 6.50%	(j)	10.90%	07/2027	438	438	0.3	433
Zarya Holdco, Inc.	Senior loan	SF + 6.50%		N/A(6)	07/2027	—	—	—	—
						5,958	5,845	3.9	5,860
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF + 6.50%	(j)	10.64%	11/2029	6,346	6,191	4.1	6,251
Celerion Buyer, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(1)	—	(1)
Celerion Buyer, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2029	—	(24)	—	(15)
Covaris Intermediate 3, LLC	One stop	L + 4.75%	(b)	9.16%	01/2028	235	233	0.1	230
Covaris Intermediate 3, LLC	One stop	L + 5.25%	(b)	9.66%	01/2028	12	12	—	11
Covaris Intermediate 3, LLC(5)	One stop	L + 4.75%		N/A(6)	01/2028	—	(4)	—	(9)
PAS Parent Inc.	One stop	L + 5.50%	(a)	9.88%	12/2028	2,475	2,436	1.7	2,376
PAS Parent Inc.	One stop	P + 4.50%	(a)(b)(d)	11.45%	12/2027	155	150	0.1	147
PAS Parent Inc.	One stop	L + 5.50%	(a)	9.89%	12/2028	20	13	—	8
Reaction Biology Corporation	One stop	SF + 5.00%	(k)	9.23%	03/2029	327	324	0.2	310
Reaction Biology Corporation	One stop	SF + 5.00%	(k)	9.96%	03/2029	302	300	0.2	287
Reaction Biology Corporation	One stop	SF + 5.00%	(k)	9.48%	03/2029	201	199	0.1	191
Reaction Biology Corporation(5)	One stop	SF + 5.00%		N/A(6)	03/2029	—	(1)	—	(5)
Reaction Biology Corporation(5)	One stop	SF + 5.00%		N/A(6)	03/2029	—	(3)	—	(16)
Unchained Labs, LLC	Senior loan	SF + 5.50%	(i)	9.87%	08/2027	57	56	—	55
Unchained Labs, LLC	Senior loan	SF + 5.50%	(i)	9.87%	08/2027	48	48	—	47
Unchained Labs, LLC(5)	Senior loan	SF + 5.50%		N/A(6)	08/2027	—	—	—	(1)
						10,178	9,929	6.5	9,866
Marine
Project Nike Purchaser, LLC#	One stop	SF + 6.00%	(j)	10.58%	04/2029	3,884	3,849	2.5	3,729
Project Nike Purchaser, LLC	One stop	SF + 6.00%	(j)	10.58%	04/2029	6	5	—	—
Project Nike Purchaser, LLC(5)	One stop	P + 5.00%		N/A(6)	04/2029	—	(5)	—	(22)
						3,890	3,849	2.5	3,707
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper and Forest Products
Messenger, LLC#	One stop	SF + 5.75%	(i)	10.17%	12/2027	$600	$595	0.4%	$589
Messenger, LLC	One stop	SF + 5.75%	(i)	10.17%	12/2027	181	180	0.1	178
Messenger, LLC	One stop	SF + 5.75%	(i)	10.17%	12/2027	91	90	0.1	89
Messenger, LLC	One stop	SF + 5.75%	(d)(i)	10.99%	12/2027	22	21	—	21
						894	886	0.6	877
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF + 5.50%	(j)	10.08%	05/2029	794	780	0.5	769
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF + 5.75%	(j)	9.83%	05/2029	141	139	0.1	139
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF + 5.75%	(i)	10.07%	05/2029	25	23	—	23
Caerus Midco 3 S.A.R.L.(5)(7)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1)	—	(4)
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF + 5.75%		N/A(6)	05/2029	—	—	—	—
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	9.63%	10/2028	601	591	0.4	577
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	9.63%	10/2028	183	180	0.1	175
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	9.63%	10/2027	36	35	—	33
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.50%	(h)	7.93%	08/2028	1,361	1,530	0.8	1,270
Spark Bidco Limited#(7)(8)(9)	Senior loan	SN + 6.00%	(h)	9.43%	08/2028	598	590	0.4	589
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.50%	(h)	7.93%	08/2028	165	154	0.1	154
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.50%	(h)	7.93%	08/2028	144	143	0.1	135
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.50%		N/A(6)	02/2028	—	(2)	—	(5)
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.50%		N/A(6)	08/2028	—	(7)	—	(7)
						4,048	4,155	2.5	3,848
Professional Services
bswift, LLC#	One stop	SF + 6.63%	(j)	10.81%	11/2028	470	455	0.3	455
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%	(k)	9.06%	10/2027	178	175	0.1	163
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%		N/A(6)	10/2027	—	—	—	—
Citrin Cooperman Advisors LLC#	One stop	SF + 5.00%		N/A(6)	10/2027	—	—	—	—
DISA Holdings Corp.#	Senior loan	SF + 5.50%	(i)	9.79%	09/2028	332	326	0.3	327
DISA Holdings Corp.	Subordinated debt	SF + 10.00%	(i)	14.22%	03/2029	50	49	—	49
DISA Holdings Corp.	Senior loan	SF + 5.50%	(i)	9.67%	09/2028	19	19	—	19
DISA Holdings Corp.	One stop	SF + 5.50%	(i)	9.73%	09/2028	13	13	—	13
DISA Holdings Corp.	Senior loan	SF + 5.50%	(i)	9.82%	09/2028	1	—	—	1
Eliassen Group, LLC#	One stop	SF + 5.50%	(j)	10.08%	04/2028	75	75	—	75
Eliassen Group, LLC	One stop	SF + 5.50%	(j)	9.93%	04/2028	7	7	—	7
Filevine, Inc.(21)	One stop	SF + 6.50%	(j)(k)	8.22% cash/2.50% PIK	04/2027	295	287	0.2	296
Filevine, Inc.	One stop	SF + 6.50%		N/A(6)	04/2027	—	—	—	—
IG Investments Holdings, LLC	One stop	L + 6.00%	(a)	10.38%	09/2028	404	398	0.3	404
IG Investments Holdings, LLC	One stop	L + 6.00%	(a)	10.39%	09/2027	17	16	—	17
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	9.66%	11/2028	3,261	3,240	2.1	3,163
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(a)(b)	9.64%	11/2028	117	116	0.1	110
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(6)	—	(28)
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(1)	—	(2)
Procure Acquireco, Inc.	One stop	L + 5.00%	(a)	9.35%	12/2028	959	951	0.6	950
Procure Acquireco, Inc.(5)	One stop	L + 5.00%		N/A(6)	12/2028	—	(1)	—	(1)
Procure Acquireco, Inc.(5)	One stop	L + 5.00%		N/A(6)	12/2028	—	(5)	—	(6)
						6,198	6,114	4.0	6,012
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.#	One stop	SF + 6.50%	(i)	10.82%	06/2029	$8,552	$8,473	5.5%	$8,381
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(2)	—	(3)
Armstrong Bidco Limited#(7)(8)(9)	One stop	SN + 5.25%	(h)	8.68%	06/2029	618	609	0.4	600
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.25%	(h)	8.68%	06/2029	251	235	0.2	241
Auvik Networks Inc.(7)(10)(21)	One stop	SF + 5.75%	(j)	7.24% cash/2.75% PIK	07/2027	407	404	0.3	395
Auvik Networks Inc.#(7)(10)(21)	One stop	SF + 6.25%	(j)	7.24% cash/3.25% PIK	07/2027	85	84	0.1	84
Auvik Networks Inc.(5)(7)(10)	One stop	SF + 5.75%		N/A(6)	07/2027	—	(1)	—	(2)
Bayshore Intermediate #2, L.P.(21)	One stop	L + 7.75%	(a)	12.04%	10/2028	3,730	3,668	2.4	3,693
Bayshore Intermediate #2, L.P.	One stop	L + 6.75%	(a)	10.89%	10/2027	56	53	—	54
Bonterra LLC	One stop	L + 6.25%	(b)	10.98%	09/2027	3,514	3,474	2.3	3,479
Bonterra LLC	One stop	L + 6.25%	(b)	10.98%	09/2027	74	72	—	72
Bonterra LLC(5)	One stop	L + 6.25%		N/A(6)	09/2027	—	(8)	—	(6)
Bottomline Technologies, Inc.	One stop	SF + 5.50%	(i)	9.82%	05/2029	1,563	1,535	1.0	1,517
Bottomline Technologies, Inc.(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(2)	—	(3)
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	9.88%	10/2028	1,558	1,545	1.0	1,495
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	9.88%	10/2028	131	130	0.1	126
Daxko Acquisition Corporation	One stop	P + 4.50%	(d)	12.00%	10/2027	6	5	—	—
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1)	—	(2)
Dragon UK Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(h)	9.18%	02/2029	780	839	0.5	749
Dragon UK Bidco Limited(7)(8)(9)	One stop	C + 5.75%	(g)	10.69%	02/2029	481	498	0.3	461
Dragon UK Bidco Limited(5)(7)(8)(9)	One stop	SN + 6.00%		N/A(6)	02/2029	—	—	—	(7)
Gainsight, Inc.(21)	One stop	L + 6.75%	(c)	9.56% PIK	07/2027	618	610	0.4	612
Gainsight, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(2)	—	(1)
GTY Technology Holdings, Inc.#(21)	One stop	SF + 6.88%	(j)	7.16% cash/4.30% PIK	07/2029	1,688	1,657	1.1	1,671
GTY Technology Holdings, Inc.(21)	One stop	SF + 6.88%	(j)	7.08% cash/4.30% PIK	07/2029	1,102	1,079	0.7	1,091
GTY Technology Holdings, Inc.(21)	One stop	SF + 6.88%	(j)	7.16% cash/4.30% PIK	07/2029	202	200	0.1	200
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	07/2029	—	(1)	—	(1)
ICIMS, Inc.#(21)	One stop	SF + 7.25%	(j)	7.64% cash/3.88% PIK	08/2028	13,525	13,303	8.9	13,390
ICIMS, Inc.(5)	One stop	SF + 7.25%		N/A(6)	08/2028	—	(5)	—	(3)
ICIMS, Inc.(5)	One stop	SF + 7.25%		N/A(6)	08/2028	—	—	—	(36)
IQN Holding Corp. #	One stop	SF + 5.25%	(j)	9.65%	05/2029	835	825	0.5	818
IQN Holding Corp.	One stop	SF + 5.50%	(j)	9.71%	05/2029	30	27	—	22
IQN Holding Corp. (5)	One stop	SF + 5.25%		N/A(6)	05/2028	—	(1)	—	(1)
Island Bidco AB#(7)(8)(15)(21)	One stop	E + 7.25%	(f)	2.75% cash/7.25% PIK	07/2028	341	329	0.2	338
Island Bidco AB#(7)(15)(21)	One stop	SF + 7.00%	(j)(k)	8.29% cash/3.50% PIK	07/2028	168	167	0.1	167
Island Bidco AB(7)(15)	One stop	SF + 6.50%		N/A(6)	07/2028	—	—	—	—
Island Bidco AB(5)(7)(8)(15)	One stop	E + 6.50%		N/A(6)	07/2028	—	—	—	(1)
Kaseya Inc.#	One stop	SF + 5.75%	(j)	10.33%	06/2029	4,185	4,127	2.7	4,101
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(2)	—	(3)
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(3)	—	(5)
Ministry Brands Holdings LLC	One stop	L + 5.50%	(a)	9.88%	12/2028	1,196	1,186	0.8	1,148
Ministry Brands Holdings LLC	One stop	L + 5.50%	(b)(d)	10.53%	12/2027	59	58	—	55
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(9)	—	(44)
Naviga Inc.	Senior loan	SF + 7.00%	(j)	11.68%	12/2023	6	6	—	6
PING Identity Holding Corp.#	One stop	SF + 7.00%	(i)	11.32%	10/2029	910	896	0.6	898
PING Identity Holding Corp.(5)	One stop	SF + 7.00%		N/A(6)	10/2028	—	(1)	—	(1)
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(b)	10.73%	09/2028	239	237	0.2	237
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(a)	10.38%	09/2028	$23	$22	—%	$22
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(b)	9.74%	09/2028	12	12	—	11
QAD, Inc.	One stop	L + 6.00%	(a)	10.38%	11/2027	3,906	3,875	2.6	3,867
QAD, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(4)	—	(5)
Quant Buyer, Inc.	One stop	SF + 5.50%	(j)	9.90%	06/2029	2,440	2,418	1.6	2,358
Quant Buyer, Inc.#	One stop	SF + 5.50%	(j)	9.90%	06/2029	2,056	2,037	1.3	1,987
Quant Buyer, Inc.(5)	One stop	SF + 5.50%		N/A(6)	06/2029	—	(1)	—	(3)
Rainforest Bidco Limited(7)(8)(9)(21)	One stop	SN + 5.75%	(h)	9.18%	07/2029	669	641	0.4	662
Rainforest Bidco Limited(7)(9)	One stop	SF + 5.75%	(j)	8.79%	07/2029	131	129	0.1	129
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	07/2029	—	(1)	—	—
Riskonnect Parent, LLC#	One stop	SF + 5.50%	(j)	10.23%	12/2028	4,222	4,186	2.7	4,137
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(2)	—	(5)
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(1)	—	(2)
SailPoint Technologies Holdings, Inc.#	One stop	SF + 6.25%	(i)	10.58%	08/2029	17,386	17,057	11.0	16,691
SailPoint Technologies Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(6)	—	(13)
Sapphire Bidco Oy(7)(8)(14)	One stop	E + 6.00%	(e)	7.32%	04/2029	1,830	1,692	1.2	1,812
Tahoe Bidco B.V.	One stop	L + 6.00%	(b)	10.75%	09/2028	683	677	0.4	669
Tahoe Bidco B.V. (5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(1)	—	(2)
Templafy APS and Templafy, LLC#(7)(17)	One stop	SF + 6.50%	(k)	9.64%	07/2028	554	540	0.4	554
Templafy APS and Templafy, LLC(7)(17)	One stop	SF + 6.50%		N/A(6)	07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(17)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(3)	—	—
Vendavo, Inc.	One stop	L + 5.75%	(b)	10.49%	09/2027	1,108	1,101	0.7	1,042
Vendavo, Inc.	One stop	P + 4.75%	(d)	12.25%	09/2027	40	39	—	31
WebPT, Inc.	One stop	L + 6.75%	(b)	11.48%	01/2028	35	34	—	34
Zendesk, Inc.#	One stop	SF + 6.50%	(j)	11.04%	11/2028	9,211	9,030	6.0	9,026
Zendesk, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(2)	—	(2)
Zendesk, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(23)	—	(23)
						91,216	89,739	58.8	88,959
Specialty Retail
Ave Holdings III, Corp	One stop	SF + 5.50%	(j)	10.23%	02/2028	1,029	1,012	0.7	1,009
Ave Holdings III, Corp	One stop	SF + 5.50%	(j)	10.23%	02/2028	497	493	0.2	487
Ave Holdings III, Corp(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(2)	—	(2)
Ave Holdings III, Corp(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(17)	—	(29)
PPV Intermediate Holdings, LLC#	One stop	SF + 5.75%	(i)(j)	10.11%	08/2029	12,713	12,489	8.1	12,459
PPV Intermediate Holdings, LLC(21)	One stop	N/A		13.00%	08/2030	1,958	1,913	1.3	1,900
PPV Intermediate Holdings, LLC	One stop	SF + 5.75%	(i)	10.07%	08/2029	102	94	0.1	94
PPV Intermediate Holdings, LLC(5)(21)	One stop	N/A		13.00%	08/2030	2	(5)	—	(17)
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(34)	—	(34)
Salon Lofts Group, LLC#	One stop	SF + 5.75%	(j)	10.33%	08/2028	4,770	4,725	3.1	4,722
Salon Lofts Group, LLC	One stop	SF + 5.75%	(j)	10.22%	08/2028	78	77	0.1	77
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(2)	—	(2)
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(22)	—	(24)
SureWerx Purchaser III, Inc.#(7)(10)	One stop	SF + 6.75%	(j)	11.30%	12/2029	788	768	0.5	776
SureWerx Purchaser III, Inc.(7)(10)	One stop	SF + 6.75%	(j)	11.30%	12/2028	6	5	—	6
SureWerx Purchaser III, Inc.(5)(7)(10)	One stop	SF + 6.75%		N/A(6)	12/2029	—	(2)	—	(2)
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF + 5.50%	(j)	10.34%	04/2028	461	455	0.3	452
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF + 5.50%	(j)	10.31%	04/2028	$116	$109	0.1%	$105
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop	P + 4.50%	(d)	12.00%	04/2028	1	—	—	(1)
						22,521	22,056	14.5	21,976
Textiles, Apparel and Luxury Goods
QF Holdings, Inc.	One stop	L + 6.25%	(c)	10.43%	12/2027	35	34	—	35

Water Utilities
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(b)(c)	9.44%	11/2026	37	35	—	34
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(a)	8.88%	11/2026	12	12	—	12
Vessco Midco Holdings, LLC	Senior loan	P + 3.50%	(d)	11.00%	10/2026	6	6	—	6
						55	53	—	52

Total debt investments						$237,799	$234,806	152.8%	$231,141
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(18)(19)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	—	$51	—%	$28
Go Car Wash Parent, Corp.(20)	Preferred Stock	N/A	13.00% Non-Cash	N/A	—	450	0.3	462
Go Car Wash Parent, Corp.	Common Stock	N/A	N/A	N/A	—	97	0.1	119
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	N/A	1	81	0.1	85
POY Holdings, LLC	LLC units	N/A	N/A	N/A	41	41	—	82
						720	0.5	776
Building Products
BECO Holding Company, Inc.(20)	Preferred Stock	N/A	11.75% Non-Cash	N/A	15	1,505	1.1	1,655
BECO Holding Company, Inc.	LP Interest	N/A	N/A	N/A	1	103	0.1	102
						1,608	1.2	1,757
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A	N/A	36	36	—	43
EGD Security Systems, LLC	Common Stock	N/A	N/A	N/A	376	376	0.4	639
Radwell Parent, LLC(20)	LP units	N/A	N/A	N/A	1	105	0.1	116
						517	0.5	798
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A	N/A	19	19	—	26

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A	N/A	93	93	0.1	93
EMS LINQ, LLC	LP Interest	N/A	N/A	N/A	33	33	—	30
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	31	31	—	31
NSG Buyer, Inc.	LP units	N/A	N/A	N/A	1	551	0.4	551
						708	0.5	705
Food Products
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	—	34	—	19
Louisiana Fish Fry Products, Ltd.	Preferred Stock	N/A	N/A	N/A	—	1	—	1
						35	—	20
Healthcare Providers and Services
Suveto Buyer, LLC	Common Stock	N/A	N/A	N/A	—	35	—	17

Hotels, Restaurants and Leisure
Harri US LLC	LLC units	N/A	N/A	N/A	5	43	0.1	43
Harri US LLC	Preferred Stock	N/A	N/A	N/A	5	30	—	34
Harri US LLC	Warrant	N/A	N/A	N/A	1	7	—	10
						80	0.1	87
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	17	17	—	18
Kentik Technologies, Inc.	Preferred Stock	N/A	N/A	N/A	11	63	0.1	66
Netwrix Corporation	LLC units	N/A	N/A	N/A	7	15	—	15
						95	0.1	99
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A	N/A	275	275	0.2	275
Celerion Buyer, Inc.	LP units	N/A	N/A	N/A	275	—	—	—
PAS Parent Inc.	LP Interest	N/A	N/A	N/A	1	82	—	72
Reaction Biology Corporation	LLC units	N/A	N/A	N/A	—	38	—	47
						395	0.2	394
Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A	N/A	—	27	—	21
Messenger, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						27	—	21
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Cobalt Buyer Sub, Inc.(20)	Preferred Stock	N/A		10.00% Non-Cash	N/A	—	$497	0.4%	$569
Cobalt Buyer Sub, Inc.	Preferred Stock	N/A		N/A	N/A	—	10	—	10
Cobalt Buyer Sub, Inc.	Common Stock	N/A		N/A	N/A	—	—	—	—
							507	0.4	579
Professional Services
Enboarder, Inc.(7)(12)	Preferred Stock	N/A		N/A	N/A	3	32	—	34
Filevine, Inc.	Preferred Stock	N/A		N/A	N/A	36	231	0.2	240
Filevine, Inc.	Warrant	N/A		N/A	N/A	5	8	—	25
Procure Acquireco, Inc.	LP Interest	N/A		N/A	N/A	—	42	—	47
							313	0.2	346
Software
Anaplan, Inc.	LP Interest	N/A		N/A	N/A	336	336	0.3	336
Auvik Networks Inc.(7)(10)	Preferred Stock	N/A		N/A	N/A	2	17	—	17
Bayshore Intermediate #2, L.P.	Common Stock	N/A		N/A	N/A	243	243	0.2	198
Cynet Security Ltd.(7)(16)	Preferred Stock	N/A		N/A	N/A	13	46	—	48
GTY Technology Holdings, Inc.	LP units	N/A		N/A	N/A	25	25	—	27
Kaseya Inc.(20)	Preferred Stock	N/A		11.75% Non-Cash	N/A	2	1,854	1.3	1,903
Kaseya Inc.	LP Interest	N/A		N/A	N/A	46	46	—	49
Ministry Brands Holdings LLC	LP Interest	N/A		N/A	N/A	46	46	—	27
QAD, Inc.	Preferred Stock	N/A		N/A	N/A	—	55	—	49
QAD, Inc.	Common Stock	N/A		N/A	N/A	4	—	—	—
Riskonnect Parent, LLC(20)	Preferred Stock	N/A		11.00% Non-Cash	N/A	1	1,013	0.7	975
Riskonnect Parent, LLC(20)	Preferred Stock	SF + 10.50%	(j)	15.08% Non-Cash	N/A	1	625	0.4	650
Riskonnect Parent, LLC	LP Interest	N/A		N/A	N/A	47	47	—	46
Templafy APS and Templafy, LLC(7)(17)	Warrant	N/A		N/A	N/A	—	11	—	7
Zendesk, Inc.	LP units	N/A		N/A	N/A	21	211	0.1	211
							4,575	3.0	4,543
Specialty Retail
Ave Holdings III, Corp(20)	Preferred Stock	N/A		11.50% Non-Cash	N/A	1	987	0.6	987
Ave Holdings III, Corp	LP units	N/A		N/A	N/A	—	127	0.1	128
Salon Lofts Group, LLC	LP units	N/A		N/A	N/A	—	116	0.1	105
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A		N/A	N/A	—	5	—	4
							1,235	0.8	1,224

Total equity investments							$10,869	7.5%	$11,392

Total investments						$237,799	$245,675	160.3%	$242,533

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)				4.09% (22)			$2,541	1.7%	$2,541

Total investments and money market funds							$248,216	162.0%	$245,074

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

#	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Canadian Bankers’ Acceptance Rate (“CDOR” or “C”) or London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2022, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2022, as the loan may have priced or repriced based on an index rate prior to December 31, 2022.
(a) Denotes that all or a portion of the contract was indexed to the 30-day LIBOR, which was 4.39% as of December 31, 2022.
(b) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 4.77% as of December 31, 2022.
(c) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was 5.14% as of December 31, 2022.
(d) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of December 31, 2022.
(e) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.13% as of December 31, 2022.
(f) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.69% as of December 31, 2022.
(g) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 4.94% as of December 31, 2022.
(h) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.43% as of December 31, 2022.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.36% as of December 31, 2022.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.59% as of December 31, 2022.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.78% as of December 31, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2022.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investment were valued using significant unobservable inputs, unless otherwise noted. See Note 6. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of December 31, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, total non-qualifying assets at fair value represented 8.2% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(18)Equity investments are non-income producing securities, unless otherwise noted.
(19)Ownership of certain equity investments occurs through a holding company or partnership.
(20)The Company holds an equity investment that is income producing.
(21)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2022.
(22)The rate shown is the annualized seven-day yield as of December 31, 2022.

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Auto Components
COP CollisionRight Holdings, Inc.#	One stop	SF + 4.75%	(j)	7.26%	04/2028	$659	$650	0.5%	$652
COP CollisionRight Holdings, Inc.	One stop	SF + 4.75%	(j)	8.45%	04/2028	16	16	—	16
COP CollisionRight Holdings, Inc.(5)	One stop	SF + 4.75%		N/A(6)	04/2028	—	(4)	—	(4)
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	6.78%	08/2027	277	275	0.2	277
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	8.17%	08/2027	56	55	—	56
Covercraft Parent III, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(1)	—	—
						1,008	991	0.7	997
Automobiles
CG Group Holdings, LLC	One stop	L + 7.25%	(b)	8.92% cash/2.00% PIK	07/2027	1,806	1,784	1.2	1,661
CG Group Holdings, LLC	One stop	L + 7.25%	(a)	8.37% cash/2.00% PIK	07/2026	339	333	0.2	311
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	1,722	1,707	1.2	1,671
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	1,029	1,020	0.8	998
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	308	305	0.2	299
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	187	185	0.1	181
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	178	176	0.1	172
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	155	154	0.1	150
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	128	127	0.1	124
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	124	123	0.1	120
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.38%	12/2027	124	123	0.1	120
Denali Midco 2, LLC	One stop	SF + 6.25%	(i)	9.28%	12/2027	102	101	0.1	99
Denali Midco 2, LLC#	One stop	SF + 6.50%	(i)	9.45%	12/2027	96	93	0.1	93
Denali Midco 2, LLC(5)	One stop	SF + 5.25%		N/A(6)	12/2027	—	(3)	—	(10)
Denali Midco 2, LLC(5)	One stop	SF + 6.50%		N/A(6)	12/2027	—	(3)	—	(3)
National Express Wash Parent Holdco, LLC#	One stop	SF + 5.50%	(k)	8.27%	07/2029	4,213	4,172	3.2	4,170
National Express Wash Parent Holdco, LLC	One stop	SF + 5.50%	(k)	8.39%	07/2029	64	62	—	62
National Express Wash Parent Holdco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2029	—	(29)	—	(30)
POY Holdings, LLC	One stop	L + 5.50%	(b)	9.17%	11/2027	2,273	2,234	1.7	2,273
POY Holdings, LLC	One stop	L + 5.50%	(b)	9.14%	11/2027	149	145	0.1	149
POY Holdings, LLC	One stop	L + 5.50%	(b)	9.17%	11/2027	36	32	—	36
Spotless Brands, LLC#	One stop	SF + 6.50%	(j)	9.19%	07/2028	1,120	1,099	0.8	1,098
Spotless Brands, LLC	One stop	SF + 6.50%	(i)	9.44%	07/2028	57	56	—	56
Spotless Brands, LLC	One stop	SF + 6.50%	(d)(i)	9.92%	07/2028	19	18	—	18
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Spotless Brands, LLC(5)	One stop	SF + 6.50%		N/A(6)	07/2028	$—	$(1)	—%	$(1)
						14,229	14,013	10.2	13,817
Building Products
BECO Holding Company, Inc.	One stop	L + 5.50%	(b)	9.17%	11/2028	3,755	3,722	2.7	3,679
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(4)	—	(10)
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(8)	—	(19)
						3,755	3,710	2.7	3,650
Chemicals
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(f)	8.11%	09/2028	1,783	2,075	1.3	1,729
PHM NL SP Bidco B.V.(7)(11)	One stop	L + 6.25%	(c)	10.42%	09/2028	790	779	0.5	767
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	SN + 6.25%	(h)	8.44%	09/2028	385	454	0.3	374
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E + 6.25%	(f)	6.31%	09/2028	188	213	0.1	182
						3,146	3,521	2.2	3,052
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	One stop	L + 5.25%	(b)	8.92%	10/2028	910	899	0.6	892
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(3)	—	(4)
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(1)	—	(3)
OVG Business Services, LLC	One stop	L + 6.25%	(a)	9.34%	11/2028	102	100	0.1	100
OVG Business Services, LLC	One stop	L + 5.50%	(a)	8.14%	11/2026	9	9	—	8
Profile Products LLC	One stop	L + 5.50%	(b)	8.43%	11/2027	308	302	0.2	308
Profile Products LLC(7)	One stop	L + 5.50%	(b)	8.42%	11/2027	73	71	0.1	73
Profile Products LLC	One stop	L + 5.50%	(a)(d)	8.60%	11/2027	18	17	—	18
Profile Products LLC	One stop	L + 5.50%		N/A(6)	11/2027	—	—	—	—
Profile Products LLC(5)	One stop	L + 5.25%		N/A(6)	11/2027	—	(1)	—	—
Radwell Parent, LLC#	One stop	SF + 5.75%	(j)	9.40%	03/2029	7,787	7,670	5.5	7,476
Radwell Parent, LLC(5)	One stop	SF + 5.75%		N/A(6)	03/2028	—	(3)	—	(7)
Radwell Parent, LLC(5)	One stop	SF + 5.75%		N/A(6)	03/2029	—	(14)	—	(37)
						9,207	9,046	6.5	8,824
Containers and Packaging
Chase Intermediate	One stop	L + 5.00%	(b)(c)	8.00%	10/2028	4,050	4,016	2.9	3,969
Chase Intermediate(5)	One stop	L + 5.00%		N/A(6)	10/2028	—	(3)	—	(7)
Chase Intermediate(5)	One stop	L + 5.00%		N/A(6)	10/2028	—	(1)	—	(2)
Fortis Solutions Group, LLC	One stop	L + 5.50%	(b)(c)	9.59%	10/2028	1,898	1,870	1.4	1,879
Fortis Solutions Group, LLC	One stop	L + 5.50%	(c)	9.67%	10/2027	20	15	—	17
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Fortis Solutions Group, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	$—	$(5)	—%	$(1)
Fortis Solutions Group, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(5)	—	(7)
						5,968	5,887	4.3	5,848
Distributors
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(j)	7.13%	07/2027	170	169	0.1	168
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(j)	7.30%	07/2027	103	102	0.1	102
WSC Holdings Midco LLC#	Senior loan	SF + 4.50%	(j)	7.13%	07/2027	85	83	0.1	84
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(1)	—	(1)
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(1)	—	—
						358	352	0.3	353
Diversified Consumer Services
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	6.78%	07/2027	145	143	0.1	144
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	7.24%	07/2027	98	97	0.1	97
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	6.78%	07/2027	96	95	0.1	95
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.75%	(b)	7.75%	07/2027	88	86	0.1	88
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	6.87%	07/2027	63	62	—	62
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	7.19%	07/2027	44	44	—	44
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF + 6.50%	(j)	10.00%	09/2028	3,447	3,387	2.5	3,386
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(2)	—	(2)
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(20)	—	(20)
DP Flores Holdings, LLC	One stop	SF + 6.50%		N/A(6)	09/2028	—	—	—	—
DP Flores Holdings, LLC	One stop	SF + 6.50%		N/A(6)	09/2028	—	—	—	—
EMS LINQ, LLC	One stop	L + 6.25%	(a)	9.37%	12/2027	523	519	0.4	518
EMS LINQ, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(1)	—	(1)
FPG Intermediate Holdco, LLC	One stop	SF + 6.00%	(i)	9.13%	03/2027	900	887	0.6	866
FPG Intermediate Holdco, LLC	One stop	SF + 6.00%	(i)	9.13%	03/2027	575	555	0.4	525
FPG Intermediate Holdco, LLC(5)	One stop	SF + 6.00%		N/A(6)	03/2027	—	(1)	—	(2)
FPG Intermediate Holdco, LLC(5)	One stop	SF + 6.50%		N/A(6)	03/2027	—	(3)	—	(3)
FSS Buyer LLC	One stop	L + 5.75%	(a)	8.87%	08/2028	311	306	0.2	299
FSS Buyer LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(1)	—	(2)
HS Spa Holdings, Inc.#	One stop	SF + 5.75%	(k)	7.51%	06/2029	441	432	0.3	432
HS Spa Holdings, Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(1)	—	(1)
Mario Purchaser, LLC#	One stop	SF + 5.75%	(i)	8.88%	04/2029	422	415	0.3	406
Mario Purchaser, LLC	One stop	SF + 10.75%	(i)	13.88% PIK	04/2032	191	185	0.1	187
Mario Purchaser, LLC	One stop	SF + 5.75%	(i)	8.88%	04/2029	159	153	0.1	138
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mario Purchaser, LLC(5)	One stop	P + 4.75%		N/A(6)	04/2028	$—	$(1)	—%	$(2)
Mathnasium, LLC	One stop	L + 5.00%	(b)	7.91%	11/2027	522	517	0.4	517
Mathnasium, LLC	One stop	L + 5.00%	(b)	7.91%	11/2027	13	12	—	12
NSG Buyer, Inc. #	One stop	SF + 6.00%	(i)	9.13%	06/2029	1,072	1,062	0.8	1,072
NSG Buyer, Inc.	One stop	SF + 6.00%	(i)	9.13%	06/2029	33	33	—	33
NSG Buyer, Inc.	One stop	SF + 6.00%	(i)	9.13%	06/2029	19	19	—	19
NSG Buyer, Inc.	One stop	SF + 6.00%	(i)	9.13%	06/2029	18	16	—	18
NSG Buyer, Inc.	One stop	SF + 6.00%	(i)	9.13%	06/2028	7	7	—	7
RW AM Holdco LLC#	One stop	SF + 5.25%	(k)	9.48%	04/2028	1,010	1,001	0.8	1,000
RW AM Holdco LLC(5)	One stop	SF + 5.25%		N/A(6)	04/2028	—	(1)	—	(1)
						10,197	10,002	7.3	9,931
Diversified Financial Services
Banker's Toolbox, Inc.	One stop	SF + 5.25%	(k)	9.23%	07/2027	460	455	0.4	452
Banker's Toolbox, Inc.	One stop	L + 5.25%	(c)	8.74%	07/2027	57	57	—	53
Banker's Toolbox, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2027	—	—	—	(2)
Flash Topco, Inc.	One stop	L + 5.75%	(b)	8.56%	10/2028	948	940	0.7	929
Flash Topco, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(1)	—	(2)
						1,465	1,451	1.1	1,430
Food and Staples Retailing
Wineshipping.com LLC	One stop	L + 5.75%	(c)	7.58%	10/2027	383	380	0.3	371
Wineshipping.com LLC	One stop	L + 5.75%	(b)	8.83%	10/2027	17	16	—	14
Wineshipping.com LLC	One stop	L + 5.75%	(b)	8.17%	10/2027	10	10	—	10
						410	406	0.3	395
Food Products
Louisiana Fish Fry Products, Ltd.	One stop	SF + 6.25%	(i)	9.38%	07/2027	561	557	0.4	517
Louisiana Fish Fry Products, Ltd.	One stop	L + 6.25%	(c)(i)	9.24%	07/2027	73	71	—	65
Ultimate Baked Goods Midco LLC	One stop	L + 6.50%	(a)	9.62%	08/2027	378	374	0.3	340
Ultimate Baked Goods Midco LLC	One stop	L + 6.50%	(a)(d)	9.92%	08/2027	47	45	—	41
Whitebridge Pet Brands, LLC#	One stop	L + 5.00%	(a)	8.12%	07/2027	1,394	1,382	1.1	1,394
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	7.98%	07/2027	130	128	0.1	130
Wizard Bidco Limited(7)(8)(9)	One stop	SN + 4.75%	(h)	6.94%	03/2029	338	393	0.2	338
Wizard Bidco Limited(5)(7)(8)(9)	One stop	SN + 4.75%		N/A(6)	09/2028	—	(1)	—	—
						2,921	2,949	2.1	2,825
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior loan	L + 8.25%	(b)	10.95%	09/2024	21	21	—	21
Coding Solutions Acquisition, Inc.#	One stop	SF + 5.75%	(i)	8.78%	05/2028	299	296	0.2	293
Coding Solutions Acquisition, Inc.	One stop	SF + 5.75%	(i)	8.78%	05/2028	6	6	—	6
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	—	—	(2)
Plasma Buyer LLC#	One stop	SF + 5.75%	(j)	9.30%	05/2029	308	302	0.2	302
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2028	$—	$(1)	—%	$(1)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(1)	—	(2)
Veranex, Inc.	Senior loan	SF + 4.75%	(k)	7.52%	04/2028	126	125	0.1	125
Veranex, Inc.	Senior loan	P + 3.75%		N/A(6)	04/2028	—	—	—	—
Veranex, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	04/2028	—	(2)	—	(4)
						760	746	0.5	738
Healthcare Equipment and Supplies
Belmont Instrument, LLC#	One stop	SF + 6.25%	(j)	9.69%	08/2028	1,909	1,890	1.4	1,889
Belmont Instrument, LLC(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(1)	—	(1)
						1,909	1,889	1.4	1,888
Healthcare Providers and Services
AAH TOPCO, LLC	One stop	L + 5.50%	(a)	8.36%	12/2027	352	342	0.3	320
AAH TOPCO, LLC	One stop	L + 5.50%	(a)	8.58%	12/2027	341	338	0.3	331
AAH TOPCO, LLC	Subordinated debt	N/A		11.50% PIK	12/2031	172	169	0.1	163
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	—	—	(1)
Community Care Partners, LLC#	One stop	SF + 5.75%	(i)	8.89%	06/2026	133	132	0.1	132
Community Care Partners, LLC	One stop	SF + 5.75%		N/A(6)	06/2026	—	—	—	—
Datix Bidco Limited(7)(8)(9)	Senior loan	SN + 4.50%	(h)	6.69%	04/2025	2,817	3,396	2.0	2,676
Datix Bidco Limited(7)(8)(9)	Second lien	SN + 7.75%	(h)	9.94%	04/2026	1,000	1,204	0.7	950
ERC Topco Holdings, LLC	One stop	L + 5.50%	(b)	9.17%	11/2028	2,266	2,250	1.6	2,198
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	(5)
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(6)	—	(13)
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%	(j)	7.63%	12/2026	115	113	0.1	109
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%	(j)	7.63%	12/2026	48	47	—	47
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%		N/A(6)	12/2026	—	—	—	—
Suveto Buyer, LLC	One stop	L + 5.00%	(b)	8.67%	09/2027	1,038	1,026	0.7	993
Suveto Buyer, LLC	One stop	L + 5.00%	(b)	8.66%	09/2027	64	62	—	58
						8,346	9,072	5.9	7,958
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC#	One stop	SF + 6.00%	(k)	9.19%	08/2028	693	687	0.5	686
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(1)	—	(1)
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(2)	—	(2)
Harri US LLC	One stop	L + 10.00%	(b)	8.91% cash/4.00% PIK	08/2026	46	41	—	46
Harri US LLC	One stop	L + 10.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC	One stop	L + 10.00%		N/A(6)	08/2026	—	—	—	—
Health Buyer, LLC#	Senior loan	SF + 5.25%	(k)	7.98%	04/2029	148	146	0.1	139
Health Buyer, LLC	Senior loan	SF + 5.25%	(i)	8.03%	04/2028	1	1	—	—
						888	872	0.6	868
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	L + 6.00%	(b)	9.67%	07/2027	$222	$218	0.1%	$218
Dwyer Instruments, Inc.	One stop	L + 5.50%	(c)	8.38%	07/2027	4	4	—	4
Dwyer Instruments, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2027	—	(1)	—	(1)
Essential Services Holdings Corporation	One stop	L + 5.75%	(a)(b)	8.07%	11/2026	1,500	1,483	1.1	1,445
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(1)	—	(1)
Excelitas Technologies Corp.#	One stop	SF + 5.75%	(j)	8.59%	08/2029	681	668	0.5	675
Excelitas Technologies Corp.#(7)(8)	One stop	E + 5.75%	(e)	6.08%	08/2029	110	114	0.1	109
Excelitas Technologies Corp.	One stop	SF + 5.75%	(j)	8.59%	08/2028	27	27	—	27
Excelitas Technologies Corp.(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(2)	—	(1)
						2,544	2,510	1.8	2,475
Insurance
Alera Group, Inc.	One stop	SF + 6.00%	(j)	9.06%	10/2028	1,437	1,425	1.0	1,376
Alera Group, Inc.	One stop	SF + 6.00%	(i)(j)	9.06%	10/2028	408	403	0.3	391
Alera Group, Inc.	One stop	SF + 6.00%	(i)(j)	9.07%	10/2028	350	347	0.3	331
AMBA Buyer, Inc.	One stop	SF + 5.25%	(j)(k)	9.33%	07/2027	183	182	0.1	182
AMBA Buyer, Inc.	One stop	SF + 5.25%	(k)	6.43%	07/2027	55	54	—	54
AMBA Buyer, Inc.#	One stop	SF + 5.25%	(j)(k)	9.33%	07/2027	49	49	—	49
AMBA Buyer, Inc.	One stop	SF + 5.25%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.(5)	One stop	SF + 5.25%		N/A(6)	07/2027	—	—	—	(1)
Captive Resources Midco, LLC#	One stop	SF + 5.50%	(i)	8.53%	07/2029	4,488	4,401	3.3	4,398
Captive Resources Midco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2028	—	(2)	—	(2)
Keystone Agency Partners LLC	Senior loan	SF + 6.00%	(j)	9.70%	05/2027	339	334	0.3	332
Keystone Agency Partners LLC#	Senior loan	SF + 6.00%	(j)	9.70%	05/2027	188	185	0.1	184
Keystone Agency Partners LLC	Senior loan	SF + 6.00%	(j)	9.35%	05/2027	28	25	—	24
Long Term Care Group, Inc.	One stop	L + 6.00%	(a)	8.82%	09/2027	169	166	0.1	169
Pareto Health Intermediate Holdings, Inc.	One stop	L + 4.75%	(c)	7.63%	08/2025	415	412	0.3	407
Patriot Growth Insurance Services, LLC	One stop	L + 5.50%	(b)	8.65%	10/2028	538	533	0.4	526
Patriot Growth Insurance Services, LLC	One stop	L + 5.50%	(c)	9.31%	10/2028	35	33	—	33
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(1)	—	(1)
						8,682	8,545	6.2	8,451
IT Services
CivicPlus, LLC	One stop	L + 6.00%	(a)	9.12%	08/2027	350	346	0.3	346
CivicPlus, LLC#	One stop	L + 6.00%	(a)	9.12%	08/2027	225	223	0.2	222
CivicPlus, LLC	One stop	L + 6.00%	(b)	9.67%	08/2027	164	162	0.1	162
CivicPlus, LLC	One stop	SF + 11.75%	(k)	14.38%	06/2034	144	140	0.1	142
CivicPlus, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2027	—	(1)	—	(1)
Critical Start, Inc.#	One stop	SF + 5.75%	(i)	5.65% cash/3.13% PIK	05/2028	184	182	0.1	182
Critical Start, Inc.	One stop	SF + 5.75%		N/A(6)	05/2028	—	—	—	—
Goldcup 31018 AB(7)(8)(15)	One stop	E + 7.07%	(f)	3.57% cash/3.82% PIK	07/2029	713	719	0.5	704
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E + 6.50%		N/A(6)	01/2029	—	(1)	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E + 6.50%		N/A(6)	07/2029	$—	$(1)	—%	$(2)
Netwrix Corporation#	One stop	SF + 5.00%	(j)	7.90%	06/2029	2,927	2,902	2.1	2,897
Netwrix Corporation	One stop	SF + 5.00%	(j)	8.44%	06/2029	107	100	0.1	91
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(2)	—	(1)
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(j)	14.30%	10/2026	205	202	0.2	205
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(j)	14.30%	10/2026	9	9	—	9
ReliaQuest Holdings, LLC	One stop	SF + 10.75%		N/A(6)	10/2026	—	—	—	—
Zarya Holdco, Inc.#	Senior loan	SF + 6.50%	(i)	9.63%	07/2027	438	438	0.3	438
Zarya Holdco, Inc.	Senior loan	SF + 6.50%		N/A(6)	07/2027	—	—	—	—
						5,466	5,418	4.0	5,393
Life Sciences Tools & Services
Covaris Intermediate 3, LLC	One stop	L + 4.75%	(b)	7.56%	01/2028	236	234	0.2	236
Covaris Intermediate 3, LLC	One stop	L + 5.25%	(a)	8.37%	01/2028	12	11	—	12
Covaris Intermediate 3, LLC(5)	One stop	L + 4.75%		N/A(6)	01/2028	—	(4)	—	—
PAS Parent Inc.	One stop	L + 5.50%	(a)(b)	8.62%	12/2028	2,272	2,233	1.6	2,204
PAS Parent Inc.	One stop	P + 4.50%	(a)(d)	10.07%	12/2027	105	100	0.1	99
PAS Parent Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(9)	—	(16)
Reaction Biology Corporation	One stop	SF + 5.25%	(k)	9.48%	03/2029	328	325	0.2	318
Reaction Biology Corporation	One stop	SF + 5.25%	(k)	9.48%	03/2029	99	91	0.1	74
Reaction Biology Corporation(5)	One stop	P + 4.25%		N/A(6)	03/2029	—	(1)	—	(3)
Unchained Labs, LLC	Senior loan	L + 5.50%	(a)	8.62%	08/2027	57	56	—	57
Unchained Labs, LLC	Senior loan	L + 5.50%	(a)	8.62%	08/2027	48	48	—	48
Unchained Labs, LLC	Senior loan	L + 5.50%		N/A(6)	08/2027	—	—	—	—
						3,157	3,084	2.2	3,029
Marine
Project Nike Purchaser, LLC#	One stop	SF + 6.00%	(j)	9.55%	04/2029	3,894	3,858	2.8	3,777
Project Nike Purchaser, LLC(5)	One stop	P + 5.00%		N/A(6)	04/2029	—	(1)	—	(5)
Project Nike Purchaser, LLC(5)	One stop	P + 5.00%		N/A(6)	04/2029	—	(5)	—	(17)
						3,894	3,852	2.8	3,755
Paper and Forest Products
Messenger, LLC#	One stop	SF + 5.75%	(i)	8.88%	12/2027	602	597	0.5	602
Messenger, LLC	One stop	SF + 5.75%	(i)	8.50%	12/2027	182	180	0.1	182
Messenger, LLC	One stop	SF + 5.75%	(i)	8.88%	12/2027	91	90	0.1	91
Messenger, LLC	One stop	P + 4.75%	(d)	11.00%	12/2027	22	22	—	22
						897	889	0.7	897
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF + 5.50%	(k)	9.48%	05/2029	796	781	0.6	780
Caerus Midco 3 S.A.R.L.(5)(7)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(2)	—	(2)
Caerus Midco 3 S.A.R.L.(5)(7)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(1)	—	(2)
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	8.37%	10/2028	602	592	0.4	572
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	8.37%	10/2028	184	180	0.1	173
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	8.37%	10/2027	36	34	—	32
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.50%	(h)	6.69%	08/2028	1,257	1,529	1.0	1,257
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.50%	(h)	6.69%	08/2028	152	173	0.1	152
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.50%		N/A(6)	02/2028	—	(2)	—	—
						3,027	3,284	2.2	2,962
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%	(i)(j)	7.80%	10/2027	$171	$168	0.1%	$171
DISA Holdings Corp.#	Senior loan	SF + 5.50%	(i)	8.18%	09/2028	208	204	0.2	204
DISA Holdings Corp.	Senior loan	SF + 5.50%	(i)	8.18%	09/2028	2	2	—	2
DISA Holdings Corp.(5)	Senior loan	SF + 5.50%		N/A(6)	09/2028	—	(1)	—	(1)
Eliassen Group, LLC#	One stop	SF + 5.75%	(j)	9.30%	04/2028	75	75	0.1	75
Eliassen Group, LLC	One stop	SF + 5.75%	(j)	9.13%	04/2028	7	7	—	7
Filevine, Inc.	One stop	SF + 6.50%	(j)(k)	5.43% cash/2.50% PIK	04/2027	293	284	0.2	293
Filevine, Inc.	One stop	SF + 6.50%		N/A(6)	04/2027	—	—	—	—
IG Investments Holdings, LLC	One stop	L + 6.00%	(a)(b)	9.47%	09/2028	405	399	0.3	405
IG Investments Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2027	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(a)(b)	8.06%	11/2028	3,269	3,248	2.3	3,171
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	8.10%	11/2028	75	74	0.1	68
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(6)	—	(28)
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(1)	—	(2)
ProcessMAP Corporation	One stop	L + 6.25%	(b)	6.17% cash/3.75% PIK	12/2027	215	214	0.2	211
ProcessMAP Corporation(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	(1)
Procure Acquireco, Inc.	One stop	L + 5.25%	(c)	8.00%	12/2028	962	953	0.7	962
Procure Acquireco, Inc.(5)	One stop	L + 5.25%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.(5)	One stop	L + 5.25%		N/A(6)	12/2028	—	(5)	—	—
						5,682	5,613	4.2	5,537
Software
Anaplan, Inc.#	One stop	SF + 6.50%	(i)	9.53%	06/2029	8,552	8,470	6.1	8,381
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(2)	—	(4)
Armstrong Bidco Limited#(7)(8)(9)	One stop	SN + 5.75%	(h)	7.94%	06/2029	571	608	0.4	554
Armstrong Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(h)	7.94%	06/2029	98	96	0.1	89
Auvik Networks Inc.(7)(10)	One stop	SF + 5.75%	(j)	5.73% cash/2.75% PIK	07/2027	404	401	0.3	393
Auvik Networks Inc.#(7)(10)	One stop	SF + 6.25%	(j)	5.73% cash/3.25% PIK	07/2027	84	84	0.1	83
Auvik Networks Inc.(5)(7)(10)	One stop	SF + 5.75%		N/A(6)	07/2027	—	(1)	—	(2)
Bayshore Intermediate #2, L.P.	One stop	L + 7.75%	(a)	10.43%	10/2028	3,621	3,557	2.6	3,621
Bayshore Intermediate #2, L.P.(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(3)	—	—
Bonterra LLC	One stop	L + 6.25%	(b)	9.92%	09/2027	3,389	3,347	2.5	3,355
Bonterra LLC	One stop	L + 6.25%	(b)	9.92%	09/2027	122	120	0.1	120
Bonterra LLC(5)	One stop	L + 6.25%		N/A(6)	09/2027	—	(5)	—	(7)
Bottomline Technologies, Inc.	One stop	SF + 5.50%	(i)	8.35%	05/2029	1,567	1,538	1.1	1,520
Bottomline Technologies, Inc.(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(2)	—	(4)
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	8.62%	10/2028	1,562	1,548	1.1	1,515
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	8.62%	10/2028	132	130	0.1	128
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(2)	—	(5)
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1)	—	(2)
Dragon UK Bidco Limited(7)(8)(9)	One stop	SN + 6.00%	(h)	8.19%	02/2029	720	839	0.5	677
Dragon UK Bidco Limited(7)(8)(9)	One stop	C + 6.00%	(g)	10.20%	02/2029	471	498	0.3	443
Dragon UK Bidco Limited(5)(7)(8)(9)	One stop	SN + 6.00%		N/A(6)	02/2029	—	—	—	(10)
Gainsight, Inc.	One stop	L + 6.75%	(b)	9.56% PIK	07/2027	603	595	0.4	597
Gainsight, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(2)	—	(1)
GTY Technology Holdings, Inc.#	One stop	SF + 6.88%	(j)	9.81% cash/0.63% PIK	07/2029	1,670	1,638	1.2	1,653
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.88%		N/A(6)	07/2029	—	(1)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.88%		N/A(6)	07/2029	—	(13)	—	(13)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ICIMS, Inc.#	One stop	SF + 6.75%	(j)	9.49%	08/2028	$13,525	$13,293	9.8%	$13,407
ICIMS, Inc.(5)	One stop	SF + 6.75%		N/A(6)	08/2028	—	(5)	—	(2)
ICIMS, Inc.	One stop	SF + 6.75%		N/A(6)	08/2028	—	—	—	—
IQN Holding Corp. #	One stop	SF + 5.50%	(j)	8.41%	05/2029	837	827	0.6	828
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(1)	—	(1)
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(3)	—	(4)
Island Bidco AB#(7)(8)(15)	One stop	E + 7.25%	(f)	0.23% cash/7.25% PIK	07/2028	301	317	0.2	298
Island Bidco AB#(7)(15)	One stop	SF + 7.00%	(k)	6.09% cash/3.50% PIK	07/2028	166	164	0.1	164
Island Bidco AB(7)(15)	One stop	SF + 6.50%		N/A(6)	07/2028	—	—	—	—
Island Bidco AB(7)(8)(15)	One stop	E + 6.50%		N/A(6)	07/2028	—	—	—	—
Kaseya Inc.#	One stop	SF + 5.75%	(k)	8.29%	06/2029	4,185	4,125	3.0	4,101
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(2)	—	(3)
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(3)	—	(5)
Ministry Brands Holdings LLC	One stop	L + 5.50%	(b)	9.17%	12/2028	1,199	1,188	0.9	1,163
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1)	—	(3)
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(10)	—	(33)
Newscycle Solutions, Inc.	Senior loan	L + 7.00%	(b)	10.67%	12/2022	6	6	—	6
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(b)	9.67%	09/2028	239	237	0.2	239
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(a)	9.11%	09/2028	23	22	—	23
ProcessUnity Holdings, LLC	One stop	L + 6.00%		N/A(6)	09/2028	—	—	—	—
QAD, Inc.	One stop	L + 6.00%	(a)	9.12%	11/2027	3,916	3,883	2.8	3,838
QAD, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(4)	—	(9)
Quant Buyer, Inc.	One stop	SF + 5.50%	(j)	8.47%	06/2029	2,446	2,423	1.7	2,361
Quant Buyer, Inc.#	One stop	SF + 5.50%	(j)	8.47%	06/2029	2,061	2,041	1.5	1,989
Quant Buyer, Inc.(5)	One stop	SF + 5.50%		N/A(6)	06/2029	—	(1)	—	(3)
Rainforest Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(h)	7.94%	07/2029	613	636	0.4	605
Rainforest Bidco Limited(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	01/2029	—	—	—	—
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	07/2029	—	(2)	—	(2)
Riskonnect Parent, LLC#	One stop	SF + 5.50%	(k)	9.73%	12/2028	4,218	4,180	3.1	4,175
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(2)	—	(2)
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(1)	—	(1)
SailPoint Technologies Holdings, Inc.#	One stop	SF + 6.25%	(i)	9.10%	08/2029	17,386	17,045	12.7	17,212
SailPoint Technologies Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(6)	—	(3)
Sapphire Bidco Oy(7)(8)(14)	One stop	E + 6.00%	(e)	6.00%	04/2029	1,676	1,691	1.2	1,659
Tahoe Bidco B.V.	One stop	L + 6.00%	(a)	8.68%	09/2028	683	677	0.5	683
Tahoe Bidco B.V. (5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(1)	—	—
Templafy APS and Templafy, LLC#(7)(17)	One stop	SF + 6.50%	(k)	9.64%	07/2028	554	539	0.4	538
Templafy APS and Templafy, LLC(7)(17)	One stop	SF + 6.50%		N/A(6)	07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(17)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(3)	—	(3)
Vendavo, Inc.	One stop	L + 5.75%	(b)	8.99%	09/2027	1,111	1,103	0.8	1,067
Vendavo, Inc.	One stop	P + 4.75%	(d)	11.00%	09/2027	40	39	—	34
WebPT, Inc.	One stop	L + 6.75%	(b)	9.82%	01/2028	35	34	—	34
						78,786	77,862	56.8	77,430
Specialty Retail
Ave Holdings III, Corp	One stop	SF + 5.50%	(j)	9.20%	02/2028	1,032	1,013	0.7	1,001
Ave Holdings III, Corp	One stop	SF + 5.50%	(j)	8.71%	02/2028	170	151	0.1	111
Ave Holdings III, Corp	One stop	P + 4.50%	(d)	10.75%	02/2028	9	7	—	6
PPV Intermediate Holdings, LLC#	One stop	SF + 5.75%	(j)(k)	9.29%	08/2029	11,618	11,396	8.4	11,386
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPV Intermediate Holdings, LLC	One stop	N/A		13.00%	08/2030	$1,895	$1,849	1.3%	$1,848
PPV Intermediate Holdings, LLC(5)	One stop	N/A		13.00%	08/2030	1	(7)	—	(7)
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(7)	—	(8)
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(35)	—	(28)
Salon Lofts Group, LLC#	One stop	SF + 5.75%	(j)	9.30%	08/2028	4,782	4,735	3.5	4,734
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(2)	—	(2)
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(24)	—	(24)
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF + 5.50%	(j)	9.31%	04/2028	462	456	0.3	458
VSG Acquisition Corp. and Sherrill, Inc.	One stop	P + 4.50%	(d)	10.75%	04/2028	42	41	—	42
VSG Acquisition Corp. and Sherrill, Inc.	One stop	L + 5.50%	(b)	9.31%	04/2028	12	4	—	6
						20,023	19,577	14.3	19,523
Textiles, Apparel and Luxury Goods
QF Holdings, Inc.	One stop	L + 6.25%	(c)	10.43%	12/2027	35	34	—	35

Water Utilities
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(b)	7.77%	11/2026	33	31	—	30
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(a)	7.62%	11/2026	12	12	—	12
Vessco Midco Holdings, LLC	Senior loan	P + 3.50%	(d)	9.75%	10/2026	2	2	—	2
						47	45	—	44

Total debt investments						$196,807	$195,620	141.3%	$192,105
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(18)(19)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	—	$51	—%	$42
Go Car Wash Parent, Corp.	Preferred stock	N/A	N/A	N/A	—	155	0.1	166
Go Car Wash Parent, Corp.	Common Stock	N/A	N/A	N/A	—	97	0.1	119
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	N/A	1	81	0.1	81
POY Holdings, LLC	LLC units	N/A	N/A	N/A	41	41	0.1	80
						425	0.4	488
Building Products
BECO Holding Company, Inc.	Preferred stock	N/A	N/A	N/A	15	1,455	1.2	1,628
BECO Holding Company, Inc.	LP interest	N/A	N/A	N/A	1	103	0.1	113
						1,558	1.3	1,741
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A	N/A	36	36	—	39
EGD Security Systems, LLC	Common Stock	N/A	N/A	N/A	376	376	0.2	353
Radwell Parent, LLC	LP units	N/A	N/A	N/A	1	72	0.1	82
						484	0.3	474
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A	N/A	19	19	—	23

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A	N/A	93	93	0.1	93
EMS LINQ, LLC	LP interest	N/A	N/A	N/A	33	33	—	30
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	31	31	—	29
						157	0.1	152
Food Products
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	—	34	—	17
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A	N/A	—	1	—	1
						35	—	18
Healthcare Providers and Services
Suveto Buyer, LLC	Common Stock	N/A	N/A	N/A	—	35	—	21

Hotels, Restaurants and Leisure
Harri US LLC	LLC units	N/A	N/A	N/A	5	43	0.1	43
Harri US LLC	Preferred stock	N/A	N/A	N/A	5	30	—	34
Harri US LLC	Warrant	N/A	N/A	N/A	1	7	—	9
						80	0.1	86
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	17	17	—	17
Kentik Technologies, Inc.	Preferred stock	N/A	N/A	N/A	11	63	0.1	67
Netwrix Corporation	LLC units	N/A	N/A	N/A	7	15	—	17
						95	0.1	101
Life Sciences Tools & Services
PAS Parent Inc.	LP interest	N/A	N/A	N/A	1	82	0.1	69
Reaction Biology Corporation	LLC units	N/A	N/A	N/A	—	38	—	39
						120	0.1	108
Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A	N/A	—	27	—	25
Messenger, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						27	—	25
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	$478	0.4%	$550
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	10	—	10
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A	N/A	—	—	—	—
						488	0.4	560
Professional Services
Enboarder, Inc.(7)(12)	Preferred stock	N/A	N/A	N/A	3	32	—	35
Filevine, Inc.	Preferred stock	N/A	N/A	N/A	36	231	0.2	243
Filevine, Inc.	Warrant	N/A	N/A	N/A	5	8	—	25
Procure Acquireco, Inc.	LP interest	N/A	N/A	N/A	—	42	0.1	45
						313	0.3	348
Software
Anaplan, Inc.	LP interest	N/A	N/A	N/A	336	336	0.3	336
Auvik Networks Inc.(7)(10)	Preferred stock	N/A	N/A	N/A	2	17	—	18
Bayshore Intermediate #2, L.P.	Common Stock	N/A	N/A	N/A	243	243	0.2	227
Cynet Security Ltd.(7)(16)	Preferred stock	N/A	N/A	N/A	13	46	—	46
GTY Technology Holdings, Inc.	LP units	N/A	N/A	N/A	25	25	—	25
Kaseya Inc.	Preferred stock	N/A	N/A	N/A	2	1,799	1.4	1,905
Kaseya Inc.	LP interest	N/A	N/A	N/A	46	46	—	46
Ministry Brands Holdings LLC	LP interest	N/A	N/A	N/A	46	46	—	27
QAD, Inc.	Preferred stock	N/A	N/A	N/A	—	55	0.1	53
QAD, Inc.	Common Stock	N/A	N/A	N/A	4	—	—	—
Riskonnect Parent, LLC	Preferred stock	N/A	N/A	N/A	1	985	0.7	970
Riskonnect Parent, LLC	Preferred stock	N/A	N/A	N/A	1	603	0.5	634
Riskonnect Parent, LLC	LP interest	N/A	N/A	N/A	47	47	—	45
Templafy APS and Templafy, LLC(7)(17)	Warrant	N/A	N/A	N/A	—	11	—	11
						4,259	3.2	4,343
Specialty Retail
Ave Holdings III, Corp	Preferred stock	N/A	N/A	N/A	1	957	0.7	1,022
Ave Holdings III, Corp	LP units	N/A	N/A	N/A	—	105	0.1	100
Salon Lofts Group, LLC	LP units	N/A	N/A	N/A	—	116	0.1	116
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A	N/A	—	5	—	5
						1,183	0.9	1,243

Total equity investments						$9,278	7.2%	$9,731

Total investments					$196,807	$204,898	148.5%	$201,836

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)			2.77% (20)			$2,635	1.9%	$2,635

Total investments and money market funds						$207,533	150.4%	$204,471

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

#	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to SOFR, EURIBOR, Prime, SONIA, CDOR or LIBOR denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2022, as the loan may have priced or repriced based on an index rate prior to September 30, 2022.
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
(7)The investment is treated as a non-qualifying asset under the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 3.5% of the Company’s total assets calculated in accordance with the 1940 Act.
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

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1.    Organization

Golub Capital Direct Lending Corporation (“GDLC” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on June 30, 2021. On July 1, 2021, the date of commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GDLC's common stock in private placements. In addition, for U.S. federal income tax purposes, GDLC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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
(In thousands, except shares and per share data)
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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.
Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2022 and 2021, interest income included $179 and $38, respectively, of accretion of discounts. For the three months ended December 31, 2022 and 2021, the Company received loan origination fees of $852 and $812, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2022 and 2021, the Company capitalized PIK interest of $262 and $11, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2022 and 2021, fee income included $4 and $0, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2022 and 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $3,891 and $445, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2022 and 2021, the Company capitalized PIK and non-cash dividends of $213 and $0, respectively, into the cost basis of certain preferred equity investments. For the three months ended December 31, 2022 and 2021, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from equity investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the entity prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2022 and 2021, the Company recorded dividend income received in cash of $1 and $0, respectively, and did not receive any return of capital cash distributions.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2022 and September 30, 2022, the Company had no portfolio company investments on non-accrual status.

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
(In thousands, except shares and per share data)
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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2022 and 2021, $105 and $0, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2022. The Company’s tax returns for the 2021 tax year remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2022 and September 30, 2022, the Company had deferred debt issuance costs of $709 and $$632, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2022 and 2021 was $75 and $0, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the year ended December 31, 2022 and 2021, the Company amortized $33 and $32, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

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

As of December 31, 2022 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2022		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$339,551	$150,958	$339,551	$135,678

As of December 31, 2022 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 44.5% and 40.0%, respectively, and the Company had uncalled capital commitments of $188,593 and $203,872, respectively.

The following table summarizes the shares of GDLC common stock issued for the three months ended December 31, 2022 and 2021:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the three months ended December 31, 2021
Issuance of shares	10/28/21	673,368.333	15.00	$10,101
Shares issued for capital drawdowns		673,368.333		$10,101

Shares issued for the three months ended December 31, 2022
Issuance of shares	11/14/22	1,018,651.533	15.00	$15,280
Shares issued for capital drawdowns		1,018,651.533		$15,280
Issuance of shares	12/28/22	945.746	15.00	$14
Shares issued through DRIP		945.746		$14

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
(In thousands, except shares and per share data)
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

For the three months ended December 31, 2022 and 2021, the base management fees incurred by the Company were $570 and $120, respectively, and the base management fees irrevocably waived by the Investment Adviser were $380 and $120, respectively.

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
(In thousands, except shares and per share data)
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

For the three months ended December 31, 2022 and 2021, the Income Incentive Fee incurred was $413 and $87, respectively. For the three months ended December 31, 2021, the Investment Adviser voluntarily agreed to irrevocably waive $87 of Income Incentive Fee incurred by the Company.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 10.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ended December 31, 2021, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from the date of the Company's election to be regulated as a BDC.

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
(In thousands, except shares and per share data)
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

For the three months ended December 31, 2022 and 2021, the Company accrued capital gain incentive fee of $0 and $42, respectively, under GAAP.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of both December 31, 2022 and September 30, 2022. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2022.

As of December 31, 2022, and September 30, 2022, there was no accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company's allocable portion of the cost of its chief financial

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of December 31, 2022 and September 30, 2022, included in accounts payable and accrued expenses is $67 and $0, respectively, for allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of December 31, 2022 and September 30, 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

For the three months ended December 31, 2021, the Administrator and the Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement and trustee fees. For the three months ended December 31, 2021, the Administrator and Investment Adviser waived the reimbursement of $172 in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator for the three months ended December 31, 2022 and 2021. As of December 31, 2022 and September 30, 2022, accounts payable and accrued expenses included $161 and $0, net of waiver of the reimbursement of operating expenses, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of December 31, 2022, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of December 31, 2022, the Company has issued 4,189,273.961 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $62,746.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $115,000. As of December 31, 2022, the Company has issued 1,387,020.322 shares of its common stock to GDLC Feeder Fund L.P. in exchange for aggregate capital contributions totaling $20,700.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2022, permits the Company to borrow a maximum of $70,000 and expires on July 1, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5.    Investments

Investments as of December 31, 2022 and September 30, 2022 consisted of the following:

	As of December 31, 2022			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$8,714	$9,159	$8,397	$7,273	$8,097	$7,076
One stop	227,775	224,219	221,491	188,363	186,150	183,916
Second lien	1,083	1,205	1,040	1,000	1,204	950
Subordinated debt	227	223	213	172	169	163
Equity	N/A	10,869	11,392	N/A	9,278	9,731
Total	$237,799	$245,675	$242,533	$196,808	$204,898	$201,836

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2022			As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$46,704	19.0%		$38,848	19.0%
Midwest	30,321	12.3		26,738	13.0
Northeast	37,078	15.1		34,172	16.7
Southeast	43,141	17.6		31,870	15.6
Southwest	28,690	11.7		27,527	13.4
West	40,059	16.3		28,062	13.7
Canada	1,275	0.5		501	0.2
United Kingdom	10,413	4.3		9,367	4.6
Netherlands	3,522	1.4		3,521	1.7
Australia	32	0.0	*	32	0.0	*
Luxembourg	941	0.4		778	0.4
Finland	1,692	0.7		1,691	0.8
Sweden	1,213	0.5		1,198	0.6
Israel	46	0.0	*	46	0.0	*
Denmark	548	0.2		547	0.3
Total	$245,675	100.0%		$204,898	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2022			As of September 30, 2022
Fair Value:
United States
Mid-Atlantic	$46,755	19.3%		$38,975	19.3%
Midwest	30,002	12.4		26,542	13.2
Northeast	36,698	15.1		33,916	16.8
Southeast	43,026	17.7		31,819	15.8
Southwest	28,035	11.6		27,483	13.6
West	39,546	16.3		27,606	13.7
Canada	1,274	0.5		491	0.2
United Kingdom	9,364	3.9		7,728	3.8
Netherlands	3,189	1.3		3,051	1.5
Australia	34	0.0	*	35	0.0	*
Luxembourg	927	0.4		776	0.4
Finland	1,812	0.8		1,659	0.8
Sweden	1,262	0.5		1,163	0.6
Israel	48	0.0	*	46	0.0	*
Denmark	561	0.2		546	0.3
Total	$242,533	100.0%		$201,836	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2022 and September 30, 2022 were as follows:

	As of December 31, 2022			As of September 30, 2022
Amortized Cost:
Auto Components	$1,260	0.5%		$991	0.5%
Automobiles	16,822	6.9		14,438	7.0
Building Products	5,310	2.2		5,268	2.6
Chemicals	3,522	1.4		3,521	1.7
Commercial Services and Supplies	9,926	4.0		9,530	4.6
Containers and Packaging	6,001	2.4		5,906	2.9
Distributors	388	0.2		352	0.2
Diversified Consumer Services	15,807	6.4		10,159	5.0
Diversified Financial Services	2,553	1.0		1,451	0.7
Electronic Equipment, Instruments and Components	2,197	0.9		—	—
Food and Staples Retailing	408	0.2		406	0.2
Food Products	2,976	1.2		2,984	1.5
Health Care Technology	1,842	0.8		746	0.4
Healthcare Equipment and Supplies	1,899	0.8		1,889	0.9
Healthcare Providers and Services	9,430	3.8		9,107	4.4
Hotels, Restaurants and Leisure	3,062	1.3		952	0.5
Industrial Conglomerates	3,756	1.5		2,510	1.2
Insurance	8,709	3.5		8,545	4.2
IT Services	5,940	2.4		5,513	2.7
Life Sciences Tools & Services	10,324	4.2		3,204	1.6
Marine	3,849	1.6		3,852	1.9
Paper and Forest Products	913	0.4		916	0.4
Pharmaceuticals	4,662	1.9		3,772	1.8
Professional Services	6,427	2.6		5,926	2.9
Software	94,314	38.4		82,121	40.1
Specialty Retail	23,291	9.5		20,760	10.1
Textiles, Apparel and Luxury Goods	34	0.0	*	34	0.0	*
Water Utilities	53	0.0	*	45	0.0	*
Total	$245,675	100.0%		$204,898	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2022			As of September 30, 2022
Fair Value:
Auto Components	$1,246	0.5%		$997	0.5%
Automobiles	16,512	6.8		14,305	7.1
Building Products	5,349	2.2		5,391	2.7
Chemicals	3,189	1.3		3,052	1.5
Commercial Services and Supplies	10,007	4.1		9,298	4.6
Containers and Packaging	5,937	2.5		5,871	2.9
Distributors	394	0.2		353	0.2
Diversified Consumer Services	15,846	6.5		10,083	5.0
Diversified Financial Services	2,499	1.0		1,430	0.7
Electronic Equipment, Instruments and Components	2,196	0.9		—	—
Food and Staples Retailing	394	0.2		395	0.2
Food Products	2,817	1.2		2,843	1.4
Health Care Technology	1,792	0.7		738	0.4
Healthcare Equipment and Supplies	1,898	0.8		1,888	0.9
Healthcare Providers and Services	8,600	3.5		7,979	3.9
Hotels, Restaurants and Leisure	3,087	1.3		954	0.5
Industrial Conglomerates	3,739	1.5		2,475	1.2
Insurance	8,633	3.6		8,451	4.2
IT Services	5,959	2.5		5,494	2.7
Life Sciences Tools & Services	10,260	4.2		3,137	1.6
Marine	3,707	1.5		3,755	1.9
Paper and Forest Products	898	0.4		922	0.5
Pharmaceuticals	4,427	1.8		3,522	1.7
Professional Services	6,358	2.6		5,885	2.9
Software	93,502	38.6		81,773	40.5
Specialty Retail	23,200	9.6		20,766	10.3
Textiles, Apparel and Luxury Goods	35	0.0	*	35	0.0	*
Water Utilities	52	0.0	*	44	0.0	*
Total	$242,533	100.0%		$201,836	100.0%
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
(In thousands, except shares and per share data)
Level 3:     Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three months ended December 31, 2022 and 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. As of both December 31, 2022 and September 30, 2022, all investments were valued using Level 3 inputs of the fair value hierarchy, with the exception of money market funds included in cash and cash equivalents (Level 1 investments).

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
(In thousands, except shares and per share data)
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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2022 and September 30, 2022:

As of December 31, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$231,141	$231,141
Equity investments(1)	—	—	11,392	11,392
Money market funds(1)(2)	2,541	—	—	2,541
Total assets, at fair value:	$2,541	$—	$242,533	$245,074

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$192,105	$192,105
Equity investments(1)	—	—	9,731	9,731
Money market funds(1)(2)	2,635	—		$2,635
Total assets, at fair value:	$2,635	$—	$201,836	$204,471

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2022 and 2021 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2022 and 2021 was $(70) and $590, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2022 and 2021:

	Three months ended December 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$192,105	$9,731	$201,836
Net change in unrealized appreciation (depreciation) on investments	(1,264)	69	(1,195)
Net translation of investments in foreign currencies	1,114	—	1,114
Realized gain (loss) on translation of investments in foreign currencies	(24)	—	(24)
Fundings of (proceeds from) revolving loans, net	429	—	429
Fundings of investments	40,145	1,425	41,570
PIK interest and non-cash dividends	262	213	475
Proceeds from principal payments and sales of portfolio investments	(1,805)	(46)	(1,851)
Accretion of discounts and amortization of premiums	179	—	179
Fair value, end of period	$231,141	$11,392	$242,533

	Three months ended December 31, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,818	$172	$22,990
Net change in unrealized appreciation (depreciation) on investments	481	108	589
Net translation of investments in foreign currencies	1	—	1
Fundings of (proceeds from) revolving loans, net	353	—	353
Fundings of investments	45,615	3,139	48,754
PIK interest	11	—	11
Proceeds from principal payments of portfolio investments	(23)	—	(23)
Accretion of discounts and amortization of premiums	38	—	38
Fair value, end of period	$69,294	$3,419	$72,713

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$8,397	Market rate approach	Market interest rate	8.0% - 11.7% (10.5%)
		Market comparable companies	EBITDA multiples	8.0x - 26.0x (18.3x)
One stop loans(2)	$221,491	Market rate approach	Market interest rate	7.3% - 15.5% (10.4%)
		Market comparable companies	EBITDA multiples	6.3x - 33.0x (17.0x)
		Market comparable companies	Revenue multiples	5.5x - 20.0x (12.2x)
Subordinated debt and second lien loans	$1,253	Market rate approach	Market interest rate	12.8% - 14.3% (14.1%)
		Market comparable companies	EBITDA multiples	9.8x - 22.0x (21.3x)
Equity(3)	$11,392	Market comparable companies	EBITDA multiples	6.3x - 27.5x (18.2x)
			Revenue multiples	8.0x - 20.0x (14.9x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $164,805 and $56,686 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $10,259 and $1,133 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$7,076	Market rate approach	Market interest rate	7.3% - 12.3% (8.7%)
		Market comparable companies	EBITDA multiples	8.0x - 26.2x (18.7x)
One stop loans(2)	$183,916	Market rate approach	Market interest rate	7.3%- 15.0% (9.5%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (18.0x)
		Market comparable companies	Revenue multiples	5.5x - 22.0x (12.5x)
Subordinated debt and second lien loans	$1,113	Market rate approach	Market interest rate	12.3% - 12.8% (12.3%)
		Market comparable companies	EBITDA multiples	22.0x - 23.0x (22.9x)
Equity(3)	$9,731	Market comparable companies	EBITDA multiples	9.0x - 25.9x (18.5x)
			Revenue multiples	7.8x - 22.0x (15.6x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $130,079 and $53,837 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $8,565 and $1,167 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2022 and September 30, 2022:

	As of December 31, 2022		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$95,850	$95,850	$73,114	$73,114

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2022, the Company’s asset coverage for borrowed amounts was 256.0%.

PNC Facility: On March 21, 2022, the Company and GDLC Funding entered into a revolving credit and security agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC Bank”), as administrative agent, collateral agent and a lender and PNC Capital Markets LLC, as structuring agent. Under the PNC Facility, the lender has agreed to extend credit to the Company in an aggregate amount of up to $34,000, subject to leverage and borrowing base restrictions, with a stated maturity date of March 21, 2025. On August 16, 2022, the Company entered into a Joinder and First Amendment on the PNC Facility to, among other things, increase the borrowing capacity thereunder up to $80,000, add GDLCF, as a Borrower and Golub Onshore GP 3, LLC, the general partner to GDLCF which is controlled by the Investment Adviser, as a General Partner and included an annualized fee payable on the closing date of the amendment equal to 0.55% of the increase in the commitments of the PNC Facility as of August 16, 2022 which was pro-rated for the reminder of the revolving period for the PNC Facility. On November 2, 2022, the Company amended the PNC Facility to, among other things, increase the borrowing capacity up to an aggregate of $105,000 and update the applicable margin such that the PNC facility will bear interest at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily SOFR, the Term SOFR or the Base Rate (each as defined in the PNC Facility), plus a margin ranging from 1.80% to 2.30% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of the Company.

The Company will pay to PNC Bank, an unused commitment fee, payable quarterly, equal to 0.20% to 0.30% per annum of the average unused portion of available borrowings under the PNC Facility. The PNC Facility is secured by assets held by GDLC Funding and by the unfunded commitments of investors in the Company. As of December 31, 2022 and September 30, 2022, the Company had outstanding debt of $80,900 and $60,000, respectively, under the PNC Facility.

For the three months ended December 31, 2022, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balance for the PNC Facility were as follows:

Three Months Ended December 31,
2022
Stated interest expense	$1,005
Facility fees	12
Amortization of debt issuance costs	75
Total interest expense	$1,092
Cash paid for interest expense	$523
Annualized average stated interest rate	5.7%
Average outstanding balance	$70,515

Adviser Revolver: On July 1, 2021, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of July 1, 2024. On November 15, 2021, the Company and the Investment Adviser amended the Adviser Revolver to, among other things, increase the borrowing capacity under the Adviser Revolver to $70,000 and permit the Company to borrow under the Adviser Revolver in certain foreign currencies.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). As of December 31, 2022, the short-term AFR in effect on the Adviser Revolver based on the last interest rate reset was 3.4%. As of December 31, 2022 and September 30, 2022, the Company had outstanding debt of $14,950 and $13,114, respectively, under the Adviser Revolver.

For the three months ended December 31, 2022 and 2021, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three Months Ended December 31,
	2022	2021
Stated interest expense	$128	$8
Cash paid for interest expense	128	1
Annualized average stated interest rate	3.8%	0.2%
Average outstanding balance	$13,275	$18,004

For the three months ended December 31, 2022 and 2021, the average total debt outstanding was $83,790 and $18,004, respectively.

For the three months ended December 31, 2022 and 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 5.8% and 0.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$14,950	$—	$14,950	$—	$—
PNC Facility	80,900	—	80,900	—	—
Total borrowings	$95,850	$—	$95,850	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2022, the Company had outstanding commitments to fund investments totaling $44,382, including $9,949 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $50,163, including $9,977 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2022 and September 30, 2022, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company in the future may engage in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended
Per share data:(1)	December 31, 2022	December 31, 2021
Net asset value at beginning of period	$15.00	$14.97
Distributions declared:(2)
From net investment income	(0.26)	(0.44)
Net investment income	0.39	0.29
Net realized gain (loss) on foreign currency transactions	—	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.13)	0.19
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	1.76%	3.17%
Number of common shares outstanding	10,086,079.327	3,098,110.333

	Three months ended
Listed below are supplemental data and ratios to the financial highlights:	December 31, 2022	December 31, 2021
Ratio of net investment income to average net assets *	10.27%	7.59%
Ratio of total expenses to average net assets *	6.21%	3.05%
Ratio of management fee waiver to average net assets *	(1.05)%	(1.10)%
Ratio of incentive fee waiver to average net assets	—%	(0.20)%
Ratio of operating expense waiver to average net assets	—%	(0.40)%
Ratio of net expenses to average net assets *	5.16%	1.35%
Ratio of incentive fees to average net assets	0.29%	0.30%
Ratio of total expenses (without incentive fees) to average net assets *	5.92%	2.75%
Total return based on average net asset value(5)	1.77%	3.08%
Total return based on average net asset value - annualized (5) *	7.03%	12.21%
Net assets at end of period	$151,291	$46,472
Average debt outstanding	$83,790	$18,004
Average debt outstanding per share	$8.31	$5.81
Portfolio Turnover *	3.30%	0.19%
Asset coverage ratio(6)	256.00%	266.75%
Asset coverage ratio per unit(7)	$2,560	$2,667
Average market value per unit (8):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A

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
(In thousands, except shares and per share data)
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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021
Earnings (losses) available to stockholders	$2,545	$1,333
Basic and diluted weighted average shares outstanding	9,597,994	2,900,491
Basic and diluted earnings (losses) per share	$0.27	$0.46

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the three months ended December 31, 2022
08/05/2022	10/18/2022	12/28/2022	9,066,482.048	$0.1073		$973
11/18/2022	11/21/2022	12/28/2022	10,085,133.581	0.0418		422
11/18/2022	12/15/2022	02/28/2023	10,085,133.581	0.1097		1,106
Total dividends declared for the three months ended December 31, 2022						$2,501

For the three months ended December 31, 2021
10/05/2021	10/05/2021	11/22/2021	2,424,742.000	$—	(1)	$—
10/05/2021	10/18/2021	11/22/2021	2,424,742.000	0.1530		371
11/19/2021	11/29/2021	12/27/2021	3,098,110.333	0.0898		278
11/19/2021	12/20/2021	02/28/2022	3,098,110.333	0.1939		601
Total dividends declared for the three months ended December 31, 2021						$1,250

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

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2022:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the three months ended December 31, 2022
December 28, 2022	945.746	$15.00	$14
	945.746		$14
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 26, 2023, the Company issued a capital call to stockholders that was due on February 6, 2023. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	02/06/2023	905,468.001	$15.00	$13,582

On November 18, 2022 and February 7, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 17, 2023	March 21, 2023	In an amount (if positive) such that the net asset value of the Company as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share
February 24, 2023	May 23, 2023	In an amount (if positive) such that the net asset value of the Company as of February 28, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2023 through February 28, 2023 and the payment of this distribution is $15.00 per share
March 17, 2023	May 23, 2023	In an amount (if positive) such that the net asset value of the Company as of March 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2023 through March 31, 2023 and the payment of this distribution is $15.00 per share
April 28, 2023	June 21, 2023	In an amount (if positive) such that the net asset value of the Company as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2022.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in September 2020 as a Delaware limited liability company and converted to a Maryland corporation effective July 1, 2021.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $55.0 billion in capital under management as of October 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of December 31, 2022 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of December 31, 2022		As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$8,397	3.5%	$7,076	3.5%
One stop	221,491	91.3	183,916	91.1
Second lien	1,040	0.4	950	0.5
Subordinated debt	213	0.1	163	0.1
Equity	11,392	4.7	9,731	4.8
Total	$242,533	100.0%	$201,836	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2022 and September 30, 2022, one stop loans included $56.7 million and $53.8 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2022 and September 30, 2022, we had debt and equity investments in 126 and 118 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our net investment income - return on equity for the three months ended December 31, 2022, September 30, 2022, and December 31, 2021:

	Three months ended
	December 31, 2022	September 30, 2022	December 31, 2021
Weighted average income yield(1)*	10.3%	8.6%	7.0%
Weighted average investment income yield(2)*	10.6%	9.0%	7.3%
Total return based on average net asset value(3) *	7.0%	6.0%	12.2%
Total return based on net asset value per share(4)	1.8%	1.5%	3.2%
Net investment income - return on equity(5)*	10.3%	10.9%	7.6%

* Annualized for periods less than one year.
(1) Represents income from interest, fees, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(2) Represents income from interest, fees, accrued PIK and non-cash dividend income, and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(3) Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(4) Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
(5) Net investment income - return on equity is calculated as (a) net investment income after excise tax divided by (b) the daily average of total net assets.

As of December 31, 2022, GDLC has earned an inception-to-date internal rate of return, or IRR, of 6.9% for stockholders taken as a whole. For the three months ended December 31, 2022 and 2021, GDLC earned a fiscal year-to-date IRR of 7.2% and 13.0%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.

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

On December 21, 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

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

None of our current debt facilities use, or have used, LIBOR as a reference rate and we expect any new debt facilities that we enter into subsequent to December 31, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On January 26, 2023, we issued a capital call to stockholders that was due on February 6, 2023. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	02/06/2023	905,468.001	$15.00	$13,582

On November 18, 2022 and February 7, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 17, 2023	March 21, 2023	In an amount (if positive) such that our net asset value as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share
February 24, 2023	May 23, 2023	In an amount (if positive) such that our net asset value as of February 28, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2023 through February 28, 2023 and the payment of this distribution is $15.00 per share
March 17, 2023	May 23, 2023	In an amount (if positive) such that our net asset value as of March 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2023 through March 31, 2023 and the payment of this distribution is $15.00 per share
April 28, 2023	June 21, 2023	In an amount (if positive) such that our net asset value as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

In addition to our analysis of the year-to-date reporting period compared to the year-to-date prior period, we are presenting our analysis for the reporting quarter compared to the immediately preceding quarter as we believe this comparison will provide a more meaningful analysis of our business as our results are largely driven by market changes, not seasonal business activity.

Consolidated operating results for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021 are as follows:

	Three months ended			Variances	Variances
	December 31, 2022	September 30, 2022	December 31, 2021	December 31, 2022 vs. September 30, 2022	December 31, 2022 vs. December 31, 2021
	(In thousands)
Interest income	$5,476	$3,406	$824	$2,070	$4,652
Accretion of discounts and amortization of premiums	179	170	38	9	141
Non-cash dividend income	213	—	—	213	213
Dividend income	1	—	—	1	1
Fee income	21	80	17	(59)	4
Total investment income	5,890	3,656	879	2,234	5,011
Net expenses	2,070	683	51	1,387	2,019
Net investment income - before tax	3,820	2,973	828	847	2,992
Excise tax	105	—	—	105	—
Net investment income - after tax	3,715	2,973	828	742	2,992
Net realized gain (loss) on investment transactions	5	(58)	(20)	63	25
Net change in unrealized appreciation (depreciation) on investment transactions	(1,175)	(1,284)	525	109	(1,700)
Net increase (decrease) in net assets resulting from operations	$2,545	$1,631	$1,333	$914	$1,317
Average earning portfolio company investments, at fair value	$213,697	$161,008	$47,428	$52,689	$166,269
Average earning preferred equity investments, at fair value	$6,949	$6,061	$1,427	$888	$5,522

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended September 30, 2022 to the three months ended December 31, 2022 by $2.2 million, primarily as a result of an increase in interest income due to rising floating base rates and an increase in non-cash dividend income.

Investment income increased from the three months ended December 31, 2021 to the three months ended December 31, 2022 by $5.0 million, primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $166.3 million and an increase in non-cash dividend income.

The annualized income yield by debt security type for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021 are as follows:

	Three months ended
	December 31, 2022	September 30, 2022	December 31, 2021
Senior secured	8.7%	6.3%	5.3%
One stop	10.2%	8.7%	7.2%
Second lien	11.3%	8.3%	8.3%
Subordinated debt	12.6%	11.9%	11.7%

Income yields on senior secured and one stop loans increased for the three months ended December 31, 2022 as compared to the three months ended September 30, 2022 primarily due to rising LIBOR and SOFR rates during the first quarter of 2023 fiscal year. Income yields on senior secured and one stop loans increased for three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 98.7% of the loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2022 and September 30, 2022, the weighted average base rate floor of our loans was 0.72% and 0.70%, respectively.

As of December 31, 2022, we have second lien investments in one portfolio company and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2022, September 30, 2022, and December 31, 2021:

	Three months ended			Variances	Variances
	December 31, 2022	September 30, 2022	December 31, 2021	December 31, 2022 vs. September 30, 2022	December 31, 2022 vs. December 31, 2021
	(In thousands)
Interest and facility fee expenses	$1,145	$635	$8	$510	$1,137
Amortization of debt issuance costs	75	49	—	26	75
Base management fee, net of waiver	190	—	—	190	190
Income incentive fee, net of waiver	413	—	—	413	413
Capital gain incentive fee accrued under GAAP	—	—	42	—	(42)
Professional fees	156	223	141	(67)	15
Administrative service fee	67	38	6	29	61
General and administrative expenses	24	43	26	(19)	(2)
Operating expenses reimbursement waived	—	(305)	(172)	305	172
Net expenses	$2,070	$683	$51	$1,387	$2,019
Average debt outstanding	$83,790	$69,712	$18,004	$14,078	$65,786

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $0.5 million, from the three months ended September 30, 2022 to the three months ended December 31, 2022 primarily due to an increase in average debt outstanding of $14.1 million as well as rising SOFR rates on borrowings from our floating rate PNC Facility (as defined in Note 7 of our consolidated financial statements).

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $1.2 million, from the three months ended December 31, 2021 to the three months ended December 31, 2022 primarily due to an increase in average debt outstanding of $65.8 million, which was primarily funded through the use of the PNC Facility (as defined in Note 7 of our consolidated financial statements) we entered in March 2022.

For the three months ended December 31, 2022, September 30, 2022, and December 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 5.8%, 3.9% and 0.2%, respectively.

The increase in the effective average interest rate for the three months ended September 30, 2022 to the three months ended December 31, 2022 was primarily due to rising SOFR base interest rates on borrowings from our floating rate PNC Facility (as defined in Note 7 of our consolidated financial statements). The increase in the effective average interest rate for the three months ended December 31, 2021 to the three months ended December 31, 2022 was primarily due to the interest and facility fees associated with the PNC Facility (as defined in Note 7 of our consolidated financial statements), which bears interest at SOFR plus a margin ranging from 1.80% to 2.30%, compared to the interest associated with the Adviser Revolver, which bears interest at the short-term Applicable Federal Rate, or AFR.

Management Fees

The base management fee, net of waiver, increased for the three months ended September 30, 2022 to the three months ended December 31, 2022 due to GC Advisor’s voluntary waiver of $0.2 million of the base management fee in order to waive 100% of the base management fee for the three months ended September 30, 2022. The base management fee, net of waiver, increased for the three months ended December 31, 2021 to the three months ended December 31, 2022 primarily due to certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares of our common stock where GC Advisors agreed to waive 100% of the base management fee for the three months ended December 31, 2021 and 66.7% of the base management fee for the three months ended December 31, 2022.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. For the three months ended December 31, 2022, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 10.0%. For the three months ended September 30, 2022 and December 31, 2021, GC Advisors voluntarily agreed to irrevocably waive 100% of the Income Incentive Fee in the amounts of $0.1 million and $0.3 million, respectively.

As of December 31, 2022 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of December 31, 2022 and September 30, 2022, there was no cumulative capital gain incentive fee accrual calculated in accordance with GAAP. For the three months ended December 31, 2022 and September 30, 2022, there was no accrual of the capital gain incentive fee under GAAP. For the three months ended December 31, 2021 , we recorded an accrual of the capital gain incentive fee under GAAP of less than $0.1 million. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2022 and September 30, 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses, excluding waivers for reimbursement for operating expenses, remained relatively flat from the three months ended September 30, 2022 to the three months ended December 31, 2022 and from the three months ended December 31, 2021 to the three months ended December 31, 2022. For the three months ended September 30, 2022 and December 31, 2021, GC Advisors and the Administrator voluntarily agreed to irrevocably waive the reimbursement of operating expenses paid on behalf of us in the amounts of $0.3 million and $0.2 million, respectively.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. There were no expenses reimbursed to the Administrator during the three months ended December 31, 2022, September 30, 2022, and December 31, 2021.

As of December 31, 2022, included in accounts payable and accrued expenses were $0.2 million for accrued expenses paid on behalf of us by the Administrator. As of September 30, 2022, there was no amount included in accounts payable and accrued expenses for reimbursable expenses, net of the waiver for reimbursement of operating expenses, that were paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	Three months ended			Variances	Variances
	December 31, 2022	September 30, 2022	December 31, 2021	December 31, 2022 vs. September 30, 2022	December 31, 2022 vs. December 31, 2021
	(In thousands)
Net realized gain (loss) on foreign currency transactions	$5	$(58)	$(20)	$63	$20
Net realized gain (loss) from investment transactions	$5	$(58)	$(20)	$63	$20
Unrealized appreciation from investments	$918	$687	$617	$917	$(616)
Unrealized (depreciation) from investments	(2,113)	(2,019)	(28)	(2,111)	26
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	20	48	(64)	20	64
Net change in unrealized appreciation (depreciation) on investment transactions	$(1,175)	$(1,284)	$525	$(1,174)	$(526)

During the three months ended December 31, 2022, we had a net realized gain on investment transactions in an amount less than $0.1 million driven by the translation of foreign currency amounts and transactions into U.S. dollars. During both the three months ended September 30, 2022 and December 31, 2021, we had a net realized loss on investment transactions in an amount less than $0.1 million driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended December 31, 2022, we had $0.9 million in unrealized appreciation on 68 portfolio company investments, which was offset by $2.1 million in unrealized depreciation on 124 portfolio company investments. For the three months ended September 30, 2022, we had $0.7 million in unrealized appreciation on 51 portfolio company investments, which was offset by $2.0 million in unrealized depreciation on 126 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2022 and September 30, 2022 resulted from loan repayments and improved performance of certain portfolio companies. Unrealized depreciation for the three months ended December 31, 2022 and September 30, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market during the last quarter of the 2022 fiscal year and first quarter of the 2023 fiscal year.

For the three months ended December 31, 2021, we had $0.6 million in unrealized appreciation on 38 portfolio company investments, which was offset by less than $0.1 million in unrealized depreciation on 25 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2021 primarily resulted from an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for three months ended December 31, 2021, primarily resulted from amortization of discounts on new originations during the quarter and unfunded investments with a negative fair value from capitalized discounts on the loans.

Liquidity and Capital Resources

For the three months ended December 31, 2022, we experienced a net decrease in cash and cash equivalents and foreign currencies of $0.4 million. During the period, we used $35.8 million in operating activities, primarily as a result of fundings of portfolio investments of $41.6 million, partially offset by proceeds from principal payments of portfolio investments of $1.9 million. During the same period, cash provided by financing activities was $35.4 million, primarily driven by borrowings on debt of $31.6 million and proceeds from the issuance of common shares of $15.3 million, that were partially offset by repayments of debt of $10.0 million and distributions paid of $1.4 million.

For the three months ended December 31, 2021, we experienced a net decrease in cash and cash equivalents and foreign currencies of $27.8 million. During the period, we used $48.6 million in operating activities, primarily as a result of fundings of portfolio investments of $48.8 million. During the same period, cash provided by financing activities was $20.9 million, primarily driven by borrowings on debt of $19.6 million and proceeds from the issuance of common shares of $10.1 million, that were partially offset by distributions paid of $0.6 million.

As of December 31, 2022 and September 30, 2022, we had $5.3 million and $5.7 million, respectively, of cash and cash equivalents. In addition, as of December 31, 2022 and September 30, 2022, we had $0.4 million and $0.3 million. respectively, of foreign currencies. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of both December 31, 2022 and September 30, 2022, we had investor capital subscriptions totaling $339.6 million of which $151.0 million and $135.7 million, respectively, had been called and contributed, leaving $188.6 million and $203.9 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

PNC Facility - On March 21, 2022, we entered into a revolving credit and security agreement with PNC Bank (as defined in Note 7 of our consolidated financial statements). As of December 31, 2022 and September 30, 2022, we were permitted to borrow up to $105.0 million and $80.0 million, respectively, at any one time. As of December 31, 2022 and September 30, 2022, we had outstanding debt of $80.9 million and $60.0 million, respectively, under the PNC Facility.

Adviser Revolver - As of both December 31, 2022 and September 30, 2022, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of December 31, 2022 and September 30, 2022, we had outstanding debt of $15.0 million and $13.1 million, respectively, under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of December 31, 2022, our asset coverage for borrowed amounts was 256.0%.

As of December 31, 2022, we had outstanding commitments to fund investments totaling $44.4 million, including $9.9 million of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $50.2 million, including $10.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2022 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the PNC Facility and the Adviser Revolver as of December 31, 2022 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2022. As of December 31, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

Although we expect to fund the growth of our investment portfolio through the net proceeds from capital calls on existing and future investor capital subscriptions and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, from time to time, we can amend, refinance, or enter into new leverage facilities and securitization financings, to the extent permitted by applicable law. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2022 and September 30, 2022, we had investments in 126 and 118 portfolio companies, respectively, with a total fair value of $242.5 million and $201.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2022, September 30, 2022, and December 31, 2021:

	Three months ended
	December 31, 2022		September 30, 2022		December 31, 2021
	New Commitments	Percentage	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$1,193	3.0%	$755	0.8%	$943	1.3%
One stop	37,420	93.5	91,960	98.1	69,947	94.2
Subordinated debt	50	0.1	—	—	157	0.2
Second lien	—	—	—	—	—	—
Equity	1,379	3.4	1,027	1.1	3,139	4.3
Total new investment commitments	$40,042	100.0%	$93,742	100.0%	$74,186	100.0%

For the three months ended December 31, 2022, we had approximately $1.9 million in proceeds from principal payments and sales of portfolio investments.

For the three months ended December 31, 2021, we had less than $0.1 million in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2022 (1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$8,714	$9,159	$8,397	$7,273	$8,097	$7,076
One stop	227,775	224,219	221,491	188,363	186,150	183,916
Second lien	1,083	1,205	1,040	1,000	1,204	950
Subordinated debt	227	223	213	172	169	163
Equity	N/A	10,869	11,392	N/A	9,278	9,731
Total	$237,799	$245,675	$242,533	$196,808	$204,898	$201,836

(1)As of December 31, 2022, $33.6 million and $33.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2022, $13.2 million and $13.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of December 31, 2022 and September 30, 2022, we had no loans on non-accrual status. As of December 31, 2022 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 97.2% and 97.6%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	Three months ended
	December 31, 2022	September 30, 2022	December 31, 2021
Weighted average rate of new investment fundings	10.9%	9.3%	6.6%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.5%	6.2%	5.8%
Weighted average fees of new investment fundings	1.6%	1.2%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	9.2%	7.5%	5.4%

As of December 31, 2022, 98.7% and 98.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2022, 96.8% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.
As of December 31, 2022 and September 30, 2022, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $57.9 million and $55.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2022 and September 30, 2022:

	As of December 31, 2022		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$1,033	0.4%	$1,149	0.6%
4	238,388	98.3	197,602	97.9
3	3,112	1.3	3,085	1.5
2	—	—	—	—
1	—	—	—	—
Total	$242,533	100.0%	$201,836	100.0%

Distributions

We intend to make periodic distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors and Mr. David Golub, our president and chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
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
•GC Advisors voluntarily agreed to irrevocably waive $380 and $120 of the base management fee as calculated in accordance with the Investment Advisory Agreement for the quarter ended December 31, 2022 and December 31, 2021, respectively.
•GC Advisors voluntarily agreed to irrevocably waive reimbursement from us for operating expenses during the quarter December 31, 2021.
•GC Advisors voluntarily agreed to irrevocably waive 100% of the Income Incentive Fees due from us for the quarter ended December 31, 2021.
•Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of December 31, 2022, GGP Class B-P, LLC Holdings LP had an aggregate commitment to us of $102.0 million. As of December 31, 2022, we have issued 4,189,273.961 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $62.7 million.
•On July 1, 2022, we entered into subscription agreement with GDLC Feeder Fund, L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors for an aggregate commitment of $115.0 million, and whose limited partners are not affiliates of GC Advisors. As of December 31, 2022, we have issued 1,387,020.322 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate contributions totaling $20.7 million.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub
Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, and Golub Capital BDC 4, Inc., or GBDC 4, which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, most of our officers and directors serve in similar capacities for GBDC, GBDC 3, GDLCU and GBDC 4. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GBDC 3, GDLCU, GBDC 4 and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2022 and 2021. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2022 and September 30, 2022, all investments were valued using Level 3 inputs of the fair value hierarchy, with the exception of money market funds included in cash and cash equivalents (Level 1 investments).

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

Valuation of Other Financial Assets and Liabilities

The fair value of our debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the entity prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of December 31, 2022 and September 30, 2022, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2022, and 2021, $105 and $0, respectively, was recorded for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2022 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.72% and 0.70%, respectively. In addition, the PNC Facility has a floating interest rate provision based on term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the €STR (each, as defined in the PNC Facility) plus a margin ranging from 1.80% to 2.30%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2022 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 200 basis points	$(4,713)	$(1,917)	$(2,796)
Down 150 basis points	(3,534)	(1,438)	(2,096)
Down 100 basis points	(2,357)	(959)	(1,398)
Down 50 basis points	(1,178)	(479)	(699)
Up 50 basis points	1,178	479	699
Up 100 basis points	2,357	959	1,398
Up 150 basis points	3,534	1,438	2,096
Up 200 basis points	4,713	1,917	2,796

(1)Assumes applicable three-month base rate as of December 31, 2022, with the exception of SONIA and Prime that utilize the December 31, 2022 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, PNC Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures.

As of December 31, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of March 21, 2022, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 2, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on November 8, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Corporation

Date: February 13, 2023	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)