Form 10-Q
period 2023-03-31
GOLUB CAPITAL DIRECT LENDING CORP
filed 2023-05-11
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 11, 2023, the Registrant had 11,060,503.464 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2023	September 30, 2022
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $263,152 and $204,898, respectively)	$261,043	$201,836
Cash and cash equivalents	5,051	5,736
Foreign currencies (cost of $495 and $344, respectively)	503	337
Interest receivable	1,388	1,055
Deferred offering costs	162	226
Other assets	10	30
Total Assets	$268,157	$209,220
Liabilities
Debt	$96,197	$73,114
Less unamortized debt issuance costs	(741)	(632)
Debt less unamortized debt issuance costs	95,456	72,482
Interest payable	1,561	635
Distributions payable	3,853	—
Management and incentive fees payable	700	—
Accrued trustee fees	7	25
Accounts payable and accrued expenses	672	125
Total Liabilities	102,249	73,267
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 11,060,503.464 and 9,066,482.048 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	11	9
Paid in capital in excess of par	165,578	135,669
Distributable earnings	319	275
Total Net Assets	165,908	135,953
Total Liabilities and Total Net Assets	$268,157	$209,220
Number of common shares outstanding	11,060,503.464	9,066,482.048
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Investment income
Interest income	$6,312	$1,223	$11,638	$2,001
Payment-in-kind interest income	503	88	832	171
Dividend income	235	—	449	—
Fee income	13	1	34	18
Total investment income	7,063	1,312	12,953	2,190
Expenses
Interest expense	1,551	36	2,771	44
Base management fee	621	190	1,191	310
Incentive fee	493	107	906	236
Professional fees	228	144	384	285
Administrative service fee	80	19	147	25
General and administrative expenses	24	29	48	55
Total expenses	2,997	525	5,447	955
Base management fee waived (Note 4)	(414)	(190)	(794)	(310)
Incentive fee waived (Note 4)	—	(8)	—	(96)
Operating expenses reimbursement waived (Note 4)	—	—	—	(172)
Net expenses	2,583	327	4,653	377
Net investment income - before tax	4,480	985	8,300	1,813
Excise tax	38	8	143	8
Net investment income - after tax	4,442	977	8,157	1,805
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	8	(6)	13	(26)
Net realized gain (loss) on investment transactions	8	(6)	13	(26)
Net change in unrealized appreciation (depreciation) from:
Investments	782	650	(413)	1,240
Translation of assets and liabilities in foreign currencies	5	5	25	(60)
Net change in unrealized appreciation (depreciation) on investment transactions	787	655	(388)	1,180
Net gain (loss) on investment transactions	795	649	(375)	1,154
Net increase (decrease) in net assets resulting from operations	$5,237	$1,626	$7,782	$2,959
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 10)	$0.49	$0.47	$0.77	$0.94
Basic and diluted weighted average common shares outstanding (Note 10)	10,644,934	3,426,305	10,115,711	3,160,509

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	2,424,742.000	$2	$36,369	$(83)	$36,288
Issuance of common stock	1,505,410.333	2	22,580	—	22,582
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,805	1,805
Net realized gain (loss) on investment transactions	—	—	—	(26)	(26)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,180	1,180
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—
Distributions from distributable earnings (losses)	—	—	—	(1,763)	(1,763)
Distributions declared and payable	—	—	—	(1,113)	(1,113)
Total increase (decrease) for the six months ended March 31, 2022	1,505,410.333	2	22,580	83	22,665
Balance at March 31, 2022	3,930,152.333	$4	$58,949	$—	$58,953
Balance at December 31, 2021	3,098,110.333	$3	$46,469	$—	$46,472
Issuance of common stock	832,042.000	1	12,480	—	12,481
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	977	977
Net realized gain (loss) on investment transactions	—	—	—	(6)	(6)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	655	655
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(513)	(513)
Distributions declared and payable	—	—	—	(1,113)	(1,113)
Total increase (decrease) for the three months ended March 31, 2022	832,042.000	1	12,480	—	12,481
Balance at March 31, 2022	3,930,152.333	$4	$58,949	$—	$58,953
Balance at September 30, 2022	9,066,482.048	$9	$135,669	$275	$135,953
Issuance of common stock	1,924,119.534	2	28,860	—	28,862
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,157	8,157
Net realized gain (loss) on investment transactions	—	—	—	13	13
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(388)	(388)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	69,901.882	—	1,049	—	1,049
Distributions from distributable earnings (losses)	—	—	—	(3,885)	(3,885)
Distributions declared and payable	—	—	—	(3,853)	(3,853)
Total increase (decrease) for the six months ended March 31, 2023	1,994,021.416	2	29,909	44	29,955
Balance at March 31, 2023	11,060,503.464	$11	$165,578	$319	$165,908
Balance at December 31, 2022	10,086,079.327	$10	$150,962	$319	$151,291
Issuance of common stock	905,468.001	1	13,581	—	13,582
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,442	4,442
Net realized gain (loss) on investment transactions	—	—	—	8	8
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	787	787
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	68,956.136	—	1,035	—	1,035
Distributions from distributable earnings (losses)	—	—	—	(1,384)	(1,384)
Distributions declared and payable	—	—	—	(3,853)	(3,853)
Total increase (decrease) for the three months ended March 31, 2023	974,424.137	1	14,616	—	14,617
Balance at March 31, 2023	11,060,503.464	$11	$165,578	$319	$165,908

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$7,782	$2,959
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	162	4
Accretion of discounts and amortization of premiums	(360)	(121)
Net realized (gain) loss on foreign currency transactions	(13)	26
Net change in unrealized (appreciation) depreciation on investments	413	(1,240)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(25)	60
Proceeds from (fundings of) revolving loans, net	(364)	(464)
Fundings of investments	(59,543)	(56,579)
Proceeds from principal payments and sales of portfolio investments	3,221	2,755
Payment-in-kind interest capitalized	(782)	(105)
Non-cash dividends	(448)	—
Changes in operating assets and liabilities:
Interest receivable	(333)	(351)
Deferred offering costs	64	60
Other assets	20	(7)
Interest payable	926	30
Management and incentive fees payable	700	142
Accrued trustee fees	(18)	10
Accounts payable and accrued expenses	547	344
Net cash provided by (used in) operating activities	(48,051)	(52,477)
Cash flows from financing activities
Borrowings on debt	41,742	44,940
Repayments of debt	(20,000)	(31,100)
Capitalized debt issuance costs	(271)	(397)
Proceeds from issuance of common shares	28,862	22,581
Distributions paid	(2,836)	(1,763)
Net cash provided by (used in) financing activities	47,497	34,261
Net change in cash and cash equivalents and foreign currencies	(554)	(18,216)
Effect of foreign currency exchange rates	35	(27)
Cash and cash equivalents and foreign currencies, beginning of period	6,073	29,590
Cash and cash equivalents and foreign currencies, end of period	$5,554	$11,347
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,684	$10
Distributions declared for the period	7,738	2,876
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$1,049	$—
Change in distributions payable	3,853	1,113
The following table provides a reconciliation of cash and cash equivalents and foreign currencies within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2023	September 30, 2022
Cash and cash equivalents	$5,051	$5,736
Foreign currencies (cost of $495 and $344, respectively)	503	337
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$5,554	$6,073
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.#	One stop	SF +	7.00%	(j)	11.90%				02/2029	$7,735	$7,508	4.6%	$7,581
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)				02/2029	—	(1)	—	(1)
										7,735	7,507	4.6	7,580
Auto Components
COP CollisionRight Holdings, Inc.#	One stop	SF +	5.00%	(j)	10.05%				04/2028	910	899	0.5	882
COP CollisionRight Holdings, Inc.	One stop	SF +	5.00%	(j)	9.98%				04/2028	21	21	—	20
COP CollisionRight Holdings, Inc.	One stop	SF +	5.00%	(j)	9.78%				04/2028	190	185	0.1	184
Covercraft Parent III, Inc.	Senior secured	L +	4.50%	(b)	9.25%				08/2027	276	274	0.2	270
Covercraft Parent III, Inc.	Senior secured	L +	4.50%	(b)	9.66%				08/2027	56	55	0.1	54
Covercraft Parent III, Inc.	Senior secured	L +	4.50%	(b)(c)	9.58%				08/2027	28	27	—	26
										1,481	1,461	0.9	1,436
Automobiles
CG Group Holdings, LLC(21)	One stop	SF +	8.75%	(j)	11.65%	cash/	2.00%	PIK	07/2027	1,815	1,784	1.0	1,669
CG Group Holdings, LLC(21)	One stop	SF +	8.75%	(i)	11.56%	cash/	2.00%	PIK	07/2026	342	335	0.2	318
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.16%				12/2027	1,714	1,700	1.0	1,664
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.16%				12/2027	1,023	1,015	0.6	994
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.16%				12/2027	306	304	0.2	297
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.16%				12/2027	186	185	0.1	181
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.16%				12/2027	177	175	0.1	172
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.16%				12/2027	154	153	0.1	150
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.16%				12/2027	127	126	0.1	123
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.16%				12/2027	123	122	0.1	120
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.16%				12/2027	123	122	0.1	120
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.16%				12/2027	102	101	—	99
Denali Midco 2, LLC#	One stop	SF +	6.50%	(i)	11.41%				12/2027	95	92	0.1	93
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.41%				12/2027	13	12	—	12
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.41%				12/2027	6	6	—	6
Denali Midco 2, LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(3)	—	(10)
Denali Midco 2, LLC(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(1)	—	(1)
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.41%				12/2027	22	21	—	21
National Express Wash Parent Holdco, LLC#	One stop	SF +	5.50%	(j)	10.29%				07/2029	6,198	6,143	3.6	5,950
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)				07/2029	—	(9)	—	—
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)				07/2029	—	(2)	—	(8)
POY Holdings, LLC	One stop	SF +	5.50%	(j)	10.55%				11/2027	2,262	2,227	1.3	2,262
POY Holdings, LLC	One stop	SF +	5.50%	(j)	10.55%				11/2027	148	147	0.1	148
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(3)	—	—
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(3)	—	—
Spotless Brands, LLC#	One stop	SF +	6.50%	(j)	11.31%				07/2028	1,115	1,095	0.6	1,070
Spotless Brands, LLC	One stop	SF +	6.50%	(j)	11.35%				07/2028	121	120	0.1	116
Spotless Brands, LLC	One stop	SF +	6.50%	(j)	11.34%				07/2028	90	89	—	86
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.39%				07/2028	5	5	—	4
										16,267	16,058	9.4	15,656
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.	One stop	L +	5.25%	(b)	10.41%	11/2028	$3,736	$3,706	2.2%	$3,661
BECO Holding Company, Inc.	One stop	L +	5.25%	(a)	10.10%	11/2027	30	26	—	20
BECO Holding Company, Inc.(5)	One stop	L +	5.25%		N/A(6)	11/2028	—	(8)	—	(19)
							3,766	3,724	2.2	3,662
Chemicals
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E +	6.25%	(f)	9.54%	09/2028	1,971	2,077	1.1	1,834
PHM NL SP Bidco B.V.(7)(11)	One stop	L +	6.25%	(c)	11.46%	09/2028	790	779	0.5	735
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	SN +	6.25%	(h)	10.43%	09/2028	426	454	0.2	396
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E +	6.25%	(f)	8.72%	09/2028	208	213	0.1	194
							3,395	3,523	1.9	3,159
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	One stop	L +	5.25%	(b)	10.41%	10/2028	968	957	0.6	958
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L +	5.25%		N/A(6)	10/2028	—	(2)	—	(2)
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L +	5.25%		N/A(6)	10/2028	—	(1)	—	(1)
OVG Business Services, LLC	One stop	L +	6.25%	(a)	11.10%	11/2028	101	100	0.1	101
OVG Business Services, LLC(5)	One stop	L +	5.00%		N/A(6)	11/2026	—	—	—	(1)
Profile Products LLC	One stop	L +	5.50%	(a)(b)	10.37%	11/2027	341	335	0.2	334
Profile Products LLC(7)	One stop	L +	5.50%	(b)	10.37%	11/2027	72	71	—	71
Profile Products LLC	One stop	SF +	5.50%	(d)(i)	11.24%	11/2027	28	27	—	27
Profile Products LLC	One stop	SF +	5.50%	(j)	10.51%	11/2027	16	16	—	15
Profile Products LLC(5)	One stop	L +	5.50%		N/A(6)	11/2027	—	(1)	—	(1)
Radwell Parent, LLC#	One stop	SF +	6.53%	(j)	11.53%	03/2029	7,748	7,641	4.6	7,628
Radwell Parent, LLC#	One stop	SF +	6.75%	(j)	11.65%	03/2029	308	299	0.2	305
Radwell Parent, LLC	One stop	SF +	6.75%	(i)	11.56%	03/2028	32	29	—	30
Radwell Parent, LLC(5)	One stop	SF +	6.53%		N/A(6)	03/2029	—	(13)	—	(15)
							9,614	9,458	5.7	9,449
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Containers and Packaging
Chase Intermediate	One stop	L +	5.25%	(c)(j)(k)	10.22%		10/2028	$4,063	$4,033	2.4%	$4,023
Chase Intermediate(5)	One stop	SF +	5.25%		N/A(6)		10/2028	—	(3)	—	(4)
Chase Intermediate	One stop	SF +	5.25%		N/A(6)		10/2028	—	—	—	—
Fortis Solutions Group, LLC	One stop	L +	5.50%	(a)	10.34%		10/2028	1,949	1,922	1.2	1,910
Fortis Solutions Group, LLC	One stop	L +	5.50%	(a)	10.34%		10/2027	40	36	—	36
Fortis Solutions Group, LLC	One stop	L +	5.50%	(a)	10.34%		10/2028	6	1	—	5
Fortis Solutions Group, LLC(5)	One stop	L +	5.50%	(a)	10.34%		10/2028	4	—	—	(10)
								6,062	5,989	3.6	5,960
Diversified Consumer Services
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.25%		07/2027	144	142	0.1	143
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.25%		07/2027	98	97	0.1	97
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.25%		07/2027	95	94	0.1	94
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.75%	(b)	9.66%		07/2027	87	86	0.1	87
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.27%		07/2027	62	62	—	62
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.29%		07/2027	44	44	—	44
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%		N/A(6)		07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(k)	10.98%		09/2028	3,438	3,383	2.1	3,438
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(18)	—	—
EMS LINQ, LLC	One stop	L +	6.25%	(a)	11.09%		12/2027	523	519	0.3	513
EMS LINQ, LLC	One stop	L +	6.25%	(a)	11.09%		12/2027	25	24	—	23
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(i)	10.91%		03/2027	1,045	1,026	0.6	1,003
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(i)	10.91%		03/2027	896	884	0.5	860
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(d)(i)	11.38%		03/2027	41	40	—	39
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.50%		N/A(6)		03/2027	—	(3)	—	—
FSS Buyer LLC	One stop	L +	5.75%	(b)	10.91%		08/2028	309	305	0.2	309
FSS Buyer LLC(5)	One stop	L +	5.75%		N/A(6)		08/2027	—	(1)	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(k)	10.45%		06/2029	439	431	0.3	430
HS Spa Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)		06/2028	—	(1)	—	(1)
Mario Purchaser, LLC#	One stop	SF +	5.75%	(i)	10.66%		04/2029	420	413	0.2	412
Mario Purchaser, LLC(21)	One stop	SF +	10.75%	(i)	15.66%	PIK	04/2032	205	201	0.1	205
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	10.66%		04/2029	159	152	0.1	148
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)		04/2028	—	(1)	—	(1)
Mathnasium, LLC	One stop	L +	5.00%	(c)	10.13%		11/2027	519	515	0.3	514
Mathnasium, LLC	One stop	L +	5.00%	(c)	10.13%		11/2027	13	12	—	12
NSG Buyer, Inc. #	One stop	SF +	6.50%	(i)	11.41%		11/2029	5,922	5,810	3.5	5,862
NSG Buyer, Inc.	One stop	SF +	6.50%	(i)	11.41%		11/2029	192	178	0.1	178
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(14)	—	(1)
RW AM Holdco LLC#	One stop	SF +	5.25%	(k)	10.21%		04/2028	1,005	997	0.6	955
RW AM Holdco LLC(5)	One stop	P +	4.25%		N/A(6)		04/2028	—	(1)	—	(5)
								15,681	15,375	9.3	15,420
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	7.25%	(j)	12.15%		10/2028	1,091	1,066	0.6	1,070
Avalara, Inc.(5)	One stop	SF +	6.25%		N/A(6)		10/2028	—	(3)	—	(2)
Banker's Toolbox, Inc.	One stop	SF +	5.50%	(i)	10.41%		07/2027	458	453	0.3	449
Banker's Toolbox, Inc.	One stop	SF +	5.50%	(i)	10.41%		07/2027	85	85	0.1	81
Banker's Toolbox, Inc.(5)	One stop	SF +	5.50%		N/A(6)		07/2027	—	—	—	(2)
Flash Topco, Inc.	One stop	L +	5.75%	(b)	10.58%		10/2028	944	936	0.5	896
Flash Topco, Inc.	One stop	L +	5.75%	(b)	10.57%		10/2028	53	52	—	48
								2,631	2,589	1.5	2,540
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF +	6.75%	(i)	11.66%		11/2028	$2,254	$2,191	1.3%	$2,209
CST Holding Company	One stop	SF +	6.75%	(i)	11.66%		11/2028	5	4	—	4
								2,259	2,195	1.3	2,213
Food and Staples Retailing
Wineshipping.com LLC	One stop	SF +	5.75%	(j)	10.79%		10/2027	381	378	0.2	373
Wineshipping.com LLC	One stop	SF +	5.75%	(b)(d)(i)(j)	10.96%		10/2027	40	39	—	38
Wineshipping.com LLC	One stop	L +	5.75%	(b)	10.56%		10/2027	10	10	—	9
								431	427	0.2	420
Food Products
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(k)	11.36%		07/2027	559	555	0.3	517
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)(k)	11.34%		07/2027	73	71	0.1	65
Ultimate Baked Goods Midco LLC	One stop	SF +	6.50%	(i)	11.41%		08/2027	376	373	0.2	369
Ultimate Baked Goods Midco LLC	One stop	SF +	6.50%	(j)	11.29%		08/2027	8	6	—	7
Whitebridge Pet Brands, LLC#	One stop	L +	5.00%	(a)	9.84%		07/2027	1,387	1,376	0.8	1,358
Whitebridge Pet Brands, LLC(5)	One stop	L +	5.00%		N/A(6)		07/2027	—	(2)	—	(5)
Wizard Bidco Limited(7)(8)(9)	One stop	SN +	4.50%	(h)	8.68%		03/2029	373	393	0.2	346
Wizard Bidco Limited(7)(8)(9)	One stop	SN +	4.50%	(h)	8.68%		09/2028	23	23	—	19
Wizard Bidco Limited#(7)(9)	One stop	SF +	7.00%	(j)	11.88%		03/2029	650	637	0.4	640
Wizard Bidco Limited#(7)(8)(9)	One stop	SN +	7.00%	(h)	11.18%		03/2029	219	215	0.1	216
Wizard Bidco Limited(5)(7)(8)(9)	One stop	SN +	7.00%		N/A(6)		03/2029	—	(2)	—	—
								3,668	3,645	2.1	3,532
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior secured	L +	8.25%	(b)	10.95%		09/2024	21	21	—	21
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.50%	(i)	10.31%		05/2028	298	295	0.2	298
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(i)	10.29%		05/2028	13	13	—	13
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%		N/A(6)		05/2028	—	—	—	—
Color Intermediate, LLC#	One stop	SF +	5.50%	(j)	10.50%		10/2029	1,072	1,052	0.6	1,029
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(j)	12.43%		01/2029	431	423	0.3	425
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)		01/2029	—	(1)	—	(1)
Plasma Buyer LLC#	One stop	SF +	5.75%	(j)	10.65%		05/2029	306	301	0.2	297
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)		05/2028	—	(1)	—	(1)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)		05/2029	—	(1)	—	(2)
Veranex, Inc.	Senior secured	SF +	4.75%	(k)	9.57%		04/2028	126	125	0.1	116
Veranex, Inc.	Senior secured	SF +	4.75%	(j)(k)	9.72%		04/2028	43	41	—	39
Veranex, Inc.	Senior secured	SF +	4.75%	(k)	9.61%		04/2028	11	11	—	9
								2,321	2,279	1.4	2,243
Healthcare Equipment and Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(j)	10.98%		08/2028	1,899	1,882	1.2	1,899
Belmont Instrument, LLC	One stop	P +	5.25%	(d)	13.25%		08/2028	29	28	—	29
								1,928	1,910	1.2	1,928
Healthcare Providers and Services
AAH TOPCO, LLC	One stop	L +	5.50%	(a)	10.25%		12/2027	706	697	0.4	674
AAH TOPCO, LLC	One stop	L +	5.50%	(a)	10.34%		12/2027	339	336	0.2	329
AAH TOPCO, LLC (21)	Subordinated debt	N/A			11.50%	PIK	12/2031	182	179	0.1	163
AAH TOPCO, LLC (5)	One stop	L +	5.50%		N/A(6)		12/2027	—	—	—	(1)
Community Care Partners, LLC#	One stop	SF +	6.00%	(i)	10.92%		06/2026	132	131	0.1	128
Community Care Partners, LLC	One stop	SF +	6.00%		N/A(6)		06/2026	—	—	—	—
Datix Bidco Limited(7)(8)(9)	Senior secured	SN +	4.50%	(h)	8.68%		04/2025	3,111	3,406	1.8	3,017
Datix Bidco Limited(7)(8)(9)	Second lien	SN +	7.75%	(h)	11.93%		04/2026	1,104	1,206	0.7	1,060
ERC Topco Holdings, LLC	One stop	L +	5.50%	(b)(d)	10.66%		11/2028	2,175	2,161	1.2	1,914
ERC Topco Holdings, LLC	One stop	L +	5.50%	(b)(d)	10.98%		11/2027	60	59	—	45
ERC Topco Holdings, LLC(5)	One stop	L +	5.50%		N/A(6)		11/2028	—	(5)	—	(17)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(i)(k)	9.76%				12/2026	$288	$286	0.2%	$282
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(k)	9.56%				12/2026	47	47	—	46
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Suveto Buyer, LLC	One stop	L +	5.00%	(a)	9.84%				09/2027	1,064	1,053	0.6	1,004
Suveto Buyer, LLC	One stop	L +	5.00%	(a)	9.84%				09/2027	79	78	—	72
										9,287	9,634	5.3	8,716
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC#	One stop	SF +	5.50%	(j)	10.33%				08/2028	690	684	0.4	690
Barteca Restaurants, LLC(5)	One stop	SF +	5.50%		N/A(6)				08/2028	—	(1)	—	—
Barteca Restaurants, LLC	One stop	SF +	5.50%	(j)	10.46%				08/2028	28	26	—	28
ESN Venture Holdings, LLC#	One stop	SF +	6.50%	(k)	11.36%				10/2028	2,098	2,071	1.3	2,098
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(k)	11.28%				10/2028	25	24	—	25
ESN Venture Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				10/2028	—	(16)	—	—
Harri US LLC(21)	One stop	SF +	10.50%	(k)	11.19%	cash/	4.50%	PIK	08/2026	47	42	0.1	47
Harri US LLC(21)	One stop	SF +	10.50%	(k)	11.38%	cash/	4.50%	PIK	08/2026	32	32	—	32
Harri US LLC	One stop	SF +	10.50%		N/A(6)				08/2026	—	—	—	—
Harri US LLC(21)	One stop	SF +	6.00%	(k)	11.47%				08/2026	32	32	—	32
Health Buyer, LLC#	Senior secured	SF +	5.25%	(k)	10.29%				04/2029	148	146	0.1	142
Health Buyer, LLC	Senior secured	SF +	5.25%	(i)	10.07%				04/2028	12	12	—	12
										3,112	3,052	1.9	3,106
Household Durables
Groundworks LLC#	One stop	SF +	6.50%	(i)	11.36%				03/2030	620	601	0.4	601
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(2)	—	(2)
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	(1)
										620	598	0.4	598
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	L +	6.00%	(b)	11.16%				07/2027	221	217	0.1	221
Dwyer Instruments, Inc.	One stop	L +	6.00%	(b)(d)	11.70%				07/2027	6	6	—	6
Dwyer Instruments, Inc.	One stop	L +	6.00%		N/A(6)				07/2027	—	—	—	—
Essential Services Holdings Corporation	One stop	L +	5.75%	(a)(b)	10.50%				11/2026	2,732	2,712	1.6	2,677
Essential Services Holdings Corporation	One stop	L +	5.75%	(a)	10.59%				11/2025	7	6	—	6
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(j)	10.61%				08/2029	727	715	0.5	721
Excelitas Technologies Corp.#(7)(8)	One stop	E +	5.75%	(e)	8.36%				08/2029	122	114	0.1	121
Excelitas Technologies Corp.	One stop	SF +	5.75%	(j)	10.61%				08/2028	26	25	—	25
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(2)	—	(1)
										3,841	3,793	2.3	3,776
Insurance
Alera Group, Inc.	One stop	SF +	6.00%	(i)	10.91%				10/2028	1,430	1,419	0.8	1,387
Alera Group, Inc.	One stop	SF +	6.00%	(i)	10.91%				10/2028	463	459	0.3	449
Alera Group, Inc.	One stop	SF +	6.00%	(i)	10.91%				10/2028	406	402	0.2	394
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)(k)	10.21%				07/2027	182	181	0.1	180
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)(k)	10.21%				07/2027	54	54	—	54
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(j)(k)	10.21%				07/2027	49	49	—	48
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	10.16%				07/2027	5	5	—	5
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(1)
Captive Resources Midco, LLC#(21)	One stop	SF +	5.75%	(i)	5.03%	cash/	5.53%	PIK	07/2029	4,526	4,446	2.7	4,435
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	(2)
Disco Parent, Inc.#	One stop	SF +	7.50%	(j)	12.39%				03/2029	384	375	0.2	375
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Keystone Agency Partners LLC	Senior secured	SF +	5.75%	(j)	10.80%				05/2027	337	333	0.2	334
Keystone Agency Partners LLC#	Senior secured	SF +	5.75%	(j)	10.80%				05/2027	187	185	0.1	185
Keystone Agency Partners LLC	Senior secured	SF +	5.75%	(i)	10.80%				05/2027	63	61	—	61
Long Term Care Group, Inc.	One stop	SF +	6.00%	(j)	10.89%				09/2027	168	166	0.1	155
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.50%	(e)	9.11%				03/2028	262	253	0.2	258
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paisley Bidco Limited(5)(7)(8)(9)	One stop	SN +	7.00%		N/A(6)				03/2028	$—	$(11)	—%	$(11)
Pareto Health Intermediate Holdings, Inc.	One stop	L +	4.50%	(b)	9.66%				08/2025	413	410	0.3	413
Patriot Growth Insurance Services, LLC	One stop	L +	5.50%	(b)	10.35%				10/2028	624	619	0.4	605
Patriot Growth Insurance Services, LLC	One stop	L +	5.75%	(b)	10.78%				10/2028	33	32	—	30
Patriot Growth Insurance Services, LLC(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(1)	—	(2)
										9,586	9,434	5.6	9,351
IT Services
CivicPlus, LLC(21)	One stop	L +	6.75%	(b)	9.20%	cash/	2.50%	PIK	08/2027	353	350	0.2	346
CivicPlus, LLC#(21)	One stop	L +	6.75%	(b)	9.20%	cash/	2.50%	PIK	08/2027	227	225	0.1	223
CivicPlus, LLC(21)	One stop	L +	6.75%	(b)	9.20%	cash/	2.50%	PIK	08/2027	166	164	0.1	162
CivicPlus, LLC(21)	One stop	SF +	11.75%	(k)	16.58%				06/2034	154	150	0.1	152
CivicPlus, LLC(5)	One stop	L +	6.75%		N/A(6)				08/2027	—	(1)	—	(2)
Critical Start, Inc.#(21)	One stop	SF +	6.75%	(j)	7.77%	cash/	3.63%	PIK	05/2028	186	185	0.1	183
Critical Start, Inc.(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	—	—	(1)
Critical Start, Inc.#(21)	One stop	SF +	6.75%	(i)	7.89%	cash/	3.63%	PIK	05/2028	102	100	0.1	100
Goldcup 31018 AB(7)(8)(15)(21)	One stop	E +	9.57%	(f)	6.07%	cash/	6.32%	PIK	07/2029	803	735	0.5	796
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E +	6.50%		N/A(6)				01/2029	—	(1)	—	(1)
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E +	6.50%		N/A(6)				07/2029	—	(1)	—	(1)
Netwrix Corporation#	One stop	SF +	5.00%	(j)(k)	10.12%				06/2029	3,448	3,423	2.0	3,414
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(6)	—	(10)
Netwrix Corporation	One stop	SF +	5.00%	(j)	9.90%				06/2029	27	25	—	26
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(k)	15.57%				10/2026	205	202	0.1	205
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(j)(k)	15.70%				10/2026	24	24	—	24
ReliaQuest Holdings, LLC	One stop	SF +	10.75%		N/A(6)				10/2026	—	—	—	—
Zarya Holdco, Inc.#	Senior secured	SF +	6.50%	(i)	11.31%				07/2027	438	438	0.3	438
Zarya Holdco, Inc.	Senior secured	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										6,133	6,012	3.6	6,054
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	6.50%	(j)	11.18%				11/2029	6,330	6,181	3.8	6,330
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(24)	—	—
Covaris Intermediate 3, LLC	One stop	L +	4.75%	(b)	9.91%				01/2028	234	233	0.2	230
Covaris Intermediate 3, LLC	One stop	L +	4.75%	(b)	9.91%				01/2028	12	12	—	11
Covaris Intermediate 3, LLC(5)	One stop	L +	4.75%		N/A(6)				01/2028	—	(4)	—	(9)
PAS Parent Inc.	One stop	L +	5.50%	(a)	10.34%				12/2028	2,489	2,452	1.5	2,440
PAS Parent Inc.	One stop	L +	5.50%	(a)	10.30%				12/2027	25	20	—	20
PAS Parent Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(7)	—	(6)
Reaction Biology Corporation	One stop	SF +	5.00%	(k)	10.11%				03/2029	326	323	0.2	316
Reaction Biology Corporation	One stop	SF +	5.00%	(k)	10.11%				03/2029	302	299	0.2	293
Reaction Biology Corporation	One stop	SF +	5.00%	(k)	10.11%				03/2029	201	199	0.1	195
Reaction Biology Corporation(5)	One stop	SF +	5.00%		N/A(6)				03/2029	—	(1)	—	(3)
Reaction Biology Corporation(5)	One stop	SF +	5.00%		N/A(6)				03/2029	—	(3)	—	(10)
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	10.36%				08/2027	57	56	—	55
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	10.36%				08/2027	48	47	—	47
Unchained Labs, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	(1)
										10,024	9,782	6.0	9,908
Marine
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(j)	10.90%				04/2029	3,875	3,841	2.3	3,719
Project Nike Purchaser, LLC	One stop	SF +	6.00%	(j)	10.90%				04/2029	45	44	—	39
Project Nike Purchaser, LLC(5)	One stop	SF +	6.00%		N/A(6)				04/2029	—	(5)	—	(22)
										3,920	3,880	2.3	3,736
Paper and Forest Products
Messenger, LLC#	One stop	SF +	5.75%	(i)	10.66%				12/2027	599	594	0.3	575
Messenger, LLC	One stop	SF +	5.75%	(i)	10.59%				12/2027	181	179	0.1	174
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Messenger, LLC	One stop	SF +	5.75%	(i)	10.66%				12/2027	$91	$90	0.1%	$87
Messenger, LLC	One stop	P +	4.75%	(d)(i)	11.90%				12/2027	32	32	—	30
										903	895	0.5	866
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF +	5.50%	(j)	10.40%				05/2029	792	779	0.5	768
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF +	5.75%	(i)	10.56%				05/2029	141	139	0.1	139
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF +	5.75%	(i)	10.48%				05/2029	31	29	—	29
Caerus Midco 3 S.A.R.L.(5)(7)(13)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(1)	—	(4)
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF +	5.75%		N/A(6)				05/2029	—	—	—	—
Cobalt Buyer Sub, Inc.	One stop	SF +	5.25%	(i)	10.17%				10/2028	599	590	0.3	575
Cobalt Buyer Sub, Inc.	One stop	SF +	5.25%	(i)	10.17%				10/2028	183	179	0.1	175
Cobalt Buyer Sub, Inc.	One stop	SF +	5.25%	(i)	10.17%				10/2027	36	35	—	33
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(h)	8.93%				08/2028	1,387	1,530	0.8	1,316
Spark Bidco Limited#(7)(8)(9)	Senior secured	SN +	6.00%	(h)	10.18%				08/2028	610	591	0.4	610
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(h)	8.93%				08/2028	168	154	0.1	160
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(h)	8.93%				08/2028	147	144	0.1	140
Spark Bidco Limited(5)(7)(8)(9)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(4)
Spark Bidco Limited(5)(7)(8)(9)	Senior secured	SN +	6.00%		N/A(6)				08/2028	—	(6)	—	—
										4,094	4,161	2.4	3,937
Professional Services
bswift, LLC#	One stop	SF +	6.63%	(i)	11.34%				11/2028	468	455	0.3	454
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(j)(k)	9.87%				10/2027	195	193	0.1	181
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(1)	—	(1)
Citrin Cooperman Advisors LLC#	One stop	SF +	6.25%	(j)	11.08%				10/2027	133	129	0.1	129
DISA Holdings Corp.#	Senior secured	SF +	5.50%	(i)	10.16%				09/2028	331	325	0.2	331
DISA Holdings Corp.	Subordinated debt	SF +	10.00%	(i)	14.73%				03/2029	50	49	—	50
DISA Holdings Corp.	Senior secured	SF +	5.50%	(i)	10.16%				09/2028	19	19	—	19
DISA Holdings Corp.	One stop	SF +	5.50%	(i)	10.16%				09/2028	13	13	—	13
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(1)	—	—
Eliassen Group, LLC#	One stop	SF +	5.50%	(j)	10.40%				04/2028	75	74	—	75
Eliassen Group, LLC	One stop	SF +	5.50%	(j)	10.69%				04/2028	7	7	—	7
Filevine, Inc.(21)	One stop	SF +	6.50%	(j)(k)	8.24%	cash/	2.50%	PIK	04/2027	297	289	0.2	299
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC	One stop	L +	6.00%	(a)(b)	10.86%				09/2028	368	363	0.2	368
IG Investments Holdings, LLC(5)	One stop	L +	6.00%		N/A(6)				09/2027	—	(1)	—	—
IG Investments Holdings, LLC	One stop	L +	6.00%	(b)	10.83%				09/2028	35	34	—	35
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L +	5.25%	(b)	10.08%				11/2028	3,252	3,233	1.9	3,155
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(b)(j)	10.26%				11/2028	137	136	0.1	130
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	SF +	5.25%		N/A(6)				11/2028	—	(6)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%		N/A(6)				11/2028	—	—	—	—
Procure Acquireco, Inc.	One stop	L +	5.00%	(a)	9.84%				12/2028	957	949	0.6	957
Procure Acquireco, Inc.	One stop	L +	5.00%		N/A(6)				12/2028	—	—	—	—
Procure Acquireco, Inc.(5)	One stop	L +	5.00%		N/A(6)				12/2028	—	(5)	—	—
										6,337	6,254	3.7	6,202
Software
Anaplan, Inc.#	One stop	SF +	6.50%	(i)	11.31%				06/2029	8,552	8,476	5.1	8,466
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2)	—	(1)
Armstrong Bidco Limited#(7)(8)(9)	One stop	SN +	5.50%	(h)	9.68%				06/2029	631	610	0.4	596
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.50%	(h)	9.68%				06/2029	255	235	0.1	237
Auvik Networks Inc.(7)(10)(21)	One stop	SF +	5.75%	(j)	7.83%	cash/	2.75%	PIK	07/2027	410	407	0.2	398
Auvik Networks Inc.#(7)(10)(21)	One stop	SF +	6.25%	(j)	7.83%	cash/	3.25%	PIK	07/2027	86	85	—	85
Auvik Networks Inc.(5)(7)(10)	One stop	SF +	3.00%		N/A(6)				07/2027	—	(1)	—	(2)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bayshore Intermediate #2, L.P.(21)	One stop	L +	7.75%	(a)	12.46%				10/2028	$3,848	$3,790	2.3%	$3,810
Bayshore Intermediate #2, L.P.	One stop	L +	6.75%	(a)	11.42%				10/2027	33	31	—	32
Bonterra LLC	One stop	L +	6.00%	(b)	11.16%				09/2027	3,514	3,476	2.1	3,444
Bonterra LLC	One stop	L +	6.00%	(b)	11.09%				09/2027	197	195	0.1	193
Bonterra LLC(5)	One stop	L +	6.00%		N/A(6)				09/2027	—	(8)	—	(12)
Bottomline Technologies, Inc.	One stop	SF +	5.50%	(i)	10.26%				05/2029	1,560	1,532	0.9	1,513
Bottomline Technologies, Inc.(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(2)	—	(3)
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(11)	One stop	SF +	7.25%	(k)	12.05%				01/2029	507	492	0.3	499
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(11)	One stop	SF +	7.25%	(k)	12.05%				01/2029	134	130	0.1	132
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(11)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(11)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	(1)
Coupa Holdings, LLC#	One stop	SF +	7.50%	(i)	12.29%				02/2030	3,079	3,003	1.8	3,002
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(3)	—	(3)
Daxko Acquisition Corporation	One stop	L +	5.50%	(a)	10.34%				10/2028	1,554	1,542	0.9	1,492
Daxko Acquisition Corporation	One stop	L +	5.50%	(a)	10.34%				10/2028	131	130	0.1	126
Daxko Acquisition Corporation	One stop	P +	4.50%	(d)	12.50%				10/2027	18	17	—	12
Daxko Acquisition Corporation	One stop	L +	5.50%		N/A(6)				10/2028	—	—	—	—
Dragon UK Bidco Limited(7)(8)(9)	One stop	SN +	6.00%	(h)	10.18%				02/2029	795	839	0.5	755
Dragon UK Bidco Limited(7)(8)(9)	One stop	C +	6.00%	(g)	11.03%				02/2029	482	499	0.3	458
Dragon UK Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(9)
Gainsight, Inc.(21)	One stop	L +	6.75%	(b)	11.58%	PIK			07/2027	636	629	0.4	629
Gainsight, Inc.(5)	One stop	L +	6.00%		N/A(6)				07/2027	—	(1)	—	(1)
GTY Technology Holdings, Inc.#(21)	One stop	SF +	6.88%	(j)	7.48%	cash/	4.30%	PIK	07/2029	1,706	1,677	1.0	1,689
GTY Technology Holdings, Inc.(21)	One stop	SF +	6.88%	(j)	7.31%	cash/	4.30%	PIK	07/2029	1,114	1,092	0.7	1,103
GTY Technology Holdings, Inc.(21)	One stop	SF +	6.88%	(j)	7.48%	cash/	4.30%	PIK	07/2029	204	202	0.1	202
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	(1)
ICIMS, Inc.#(21)	One stop	SF +	7.25%	(j)	8.18%	cash/	3.88%	PIK	08/2028	13,663	13,452	8.1	13,390
ICIMS, Inc.(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(4)	—	(6)
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(69)
IQN Holding Corp. #	One stop	SF +	5.25%	(k)	10.38%				05/2029	863	853	0.5	845
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(3)	—	(7)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(1)
Island Bidco AB#(7)(8)(15)(21)	One stop	E +	7.25%	(f)	2.75%	cash/	7.25%	PIK	07/2028	352	335	0.2	352
Island Bidco AB#(7)(15)(21)	One stop	SF +	7.00%	(k)	8.29%	cash/	3.50%	PIK	07/2028	170	168	0.1	170
Island Bidco AB(7)(15)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(15)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.#	One stop	SF +	5.75%	(j)	10.65%				06/2029	4,185	4,129	2.5	4,101
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(1)	—	(3)
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(3)	—	(5)
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(j)	10.55%				12/2028	1,193	1,183	0.7	1,145
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(a)(i)	10.30%				12/2027	29	28	—	26
Ministry Brands Holdings LLC	One stop	L +	5.50%	(a)	10.21%				12/2028	138	129	0.1	95
Naviga Inc.	Senior secured	SF +	7.00%	(j)	12.00%				12/2023	6	6	—	6
PING Identity Holding Corp.#	One stop	SF +	7.00%	(i)	11.76%				10/2029	910	897	0.5	901
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	(1)
ProcessUnity Holdings, LLC	One stop	L +	6.00%	(b)	11.16%				09/2028	239	237	0.1	234
ProcessUnity Holdings, LLC	One stop	L +	6.00%	(a)	10.85%				09/2028	41	40	—	39
ProcessUnity Holdings, LLC	One stop	L +	6.00%	(b)	10.79%				09/2028	12	12	—	11
QAD, Inc.	One stop	L +	6.00%	(a)	10.84%				11/2027	3,896	3,866	2.3	3,896
QAD, Inc.(5)	One stop	L +	6.00%		N/A(6)				11/2027	—	(4)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(j)	10.40%				06/2029	2,434	2,413	1.4	2,342
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quant Buyer, Inc.#	One stop	SF +	6.00%	(j)	10.40%				06/2029	$2,051	$2,033	1.2%	$1,973
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(3)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(42)	—	(42)
Rainforest Bidco Limited(7)(8)(9)(21)	One stop	SN +	6.13%	(h)	7.68%	cash/	2.63%	PIK	07/2029	687	647	0.4	680
Rainforest Bidco Limited(7)(9)(21)	One stop	SF +	6.13%	(j)	8.18%	cash/	2.63%	PIK	07/2029	132	130	0.1	130
Rainforest Bidco Limited(7)(8)(9)(21)	One stop	SN +	8.38%	(h)	9.93%	cash/	2.63%	PIK	07/2029	50	47	—	50
Riskonnect Parent, LLC#	One stop	SF +	5.50%	(j)	10.55%				12/2028	4,212	4,177	2.5	4,127
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(2)	—	(5)
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(1)	—	(2)
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.25%	(i)	10.99%				08/2029	17,386	17,070	10.3	17,039
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(6)	—	(6)
Sapphire Bidco Oy(7)(8)(14)	One stop	E +	6.00%	(e)	8.28%				04/2029	1,854	1,693	1.1	1,835
Tahoe Bidco B.V.	One stop	L +	6.00%	(a)	10.71%				09/2028	683	678	0.4	683
Tahoe Bidco B.V. (5)	One stop	L +	6.00%		N/A(6)				10/2027	—	(1)	—	—
Templafy APS and Templafy, LLC#(7)(17)	One stop	SF +	6.50%	(k)	11.57%				07/2028	554	540	0.3	554
Templafy APS and Templafy, LLC(7)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(3)	—	—
Vendavo, Inc.	One stop	L +	5.75%	(b)	10.90%				09/2027	1,105	1,098	0.6	1,061
Vendavo, Inc.	One stop	P +	4.75%	(d)	12.75%				09/2027	40	39	—	34
WebPT, Inc.	One stop	L +	6.75%	(b)	11.74%				01/2028	35	34	—	34
Zendesk, Inc.#(21)	One stop	SF +	7.00%	(j)	8.38%	cash/	3.50%	PIK	11/2028	9,211	9,037	5.6	9,211
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(2)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(22)	—	—
										95,577	93,943	56.4	93,653
Specialty Retail
Ave Holdings III, Corp	One stop	SF +	5.50%	(j)	10.55%				02/2028	1,027	1,010	0.6	996
Ave Holdings III, Corp	One stop	SF +	5.50%	(j)	10.55%				02/2028	496	492	0.3	481
Ave Holdings III, Corp(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(2)	—	(3)
Ave Holdings III, Corp(5)	One stop	SF +	5.50%	(j)	10.55%				02/2028	37	21	—	(6)
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(i)(j)(k)	10.93%				08/2029	13,827	13,600	8.2	13,550
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.00%				08/2030	2,022	1,978	1.1	1,901
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(7)	—	(8)
PPV Intermediate Holdings, LLC(5)(21)	One stop	N/A			13.00%				08/2030	3	(5)	—	(3)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(33)	—	(12)
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.00%				08/2030	467	462	0.3	439
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.00%				08/2030	86	85	—	81
Salon Lofts Group, LLC	One stop	SF +	5.75%	(j)	10.42%				08/2028	311	308	0.2	311
Salon Lofts Group, LLC#	One stop	SF +	5.75%	(j)	10.65%				08/2028	4,758	4,715	2.9	4,758
Salon Lofts Group, LLC	One stop	SF +	5.75%	(k)	10.88%				08/2028	78	77	—	78
Salon Lofts Group, LLC	One stop	SF +	5.75%	(i)	10.54%				08/2028	22	21	—	22
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(19)	—	—
SureWerx Purchaser III, Inc.#(7)(10)	One stop	SF +	6.75%	(j)	11.65%				12/2029	788	769	0.5	780
SureWerx Purchaser III, Inc.(5)(7)(10)	One stop	SF +	6.75%		N/A(6)				12/2028	—	(1)	—	—
SureWerx Purchaser III, Inc.(5)(7)(10)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(2)	—	(2)
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(j)	10.66%				04/2028	460	454	0.3	451
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(i)(j)	10.59%				04/2028	176	169	0.1	164
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop	P +	4.50%	(d)	12.50%				04/2028	1	—	—	(1)
										24,559	24,092	14.5	23,977
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel and Luxury Goods
QF Holdings, Inc.	One stop	SF +	6.25%	(i)	11.16%	12/2027	$35	$34	—%	$35

Water Utilities
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(c)	9.62%	11/2026	50	48	—	47
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(a)	9.34%	11/2026	12	12	—	11
Vessco Midco Holdings, LLC	Senior secured	P +	3.50%	(c)(d)	10.88%	10/2026	6	6	—	6
							68	66	—	64

Total debt investments							$255,335	$251,770	150.2%	$249,177
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(18)(19)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	21	$207	0.1%	$207
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		N/A	—	51	—	27
Go Car Wash Parent, Corp.(20)	Preferred Stock	N/A	13.00%	Non-Cash	N/A	—	470	0.3	481
Go Car Wash Parent, Corp.	Common Stock	N/A	N/A		N/A	—	97	0.1	119
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	1	81	0.1	93
POY Holdings, LLC	LLC units	N/A	N/A		N/A	41	41	—	84
							740	0.5	804
Building Products
BECO Holding Company, Inc.(20)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	15	1,554	1.0	1,655
BECO Holding Company, Inc.	LP Interest	N/A	N/A		N/A	1	103	0.1	100
							1,657	1.1	1,755
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A		N/A	36	36	—	42
EGD Security Systems, LLC	Common Stock	N/A	N/A		N/A	376	340	0.4	603
Radwell Parent, LLC(20)	LP units	N/A	N/A		N/A	1	105	0.1	116
							481	0.5	761
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A		N/A	19	19	—	25

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	93	93	0.1	89
EMS LINQ, LLC	LP Interest	N/A	N/A		N/A	33	33	—	23
HS Spa Holdings, Inc.	Common Stock	N/A	N/A		N/A	31	31	—	31
NSG Buyer, Inc.	LP units	N/A	N/A		N/A	1	551	0.3	549
							708	0.4	692
Food Products
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A		N/A	—	34	—	17
Louisiana Fish Fry Products, Ltd.	Preferred Stock	N/A	N/A		N/A	—	1	—	1
							35	—	18
Healthcare Providers and Services
Suveto Buyer, LLC	Common Stock	N/A	N/A		N/A	—	35	—	19

Hotels, Restaurants and Leisure
Harri US LLC	LLC units	N/A	N/A		N/A	5	43	—	43
Harri US LLC	Preferred Stock	N/A	N/A		N/A	5	30	—	36
Harri US LLC	Warrant	N/A	N/A		N/A	2	7	—	10
							80	—	89
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A		N/A	17	17	—	19
Kentik Technologies, Inc.	Preferred Stock	N/A	N/A		N/A	11	63	0.1	63
Netwrix Corporation	LLC units	N/A	N/A		N/A	7	15	—	17
							95	0.1	99
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	275	275	0.2	275
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	275	—	—	45
PAS Parent Inc.	LP Interest	N/A	N/A		N/A	1	82	0.1	68
PAS Parent Inc.	Preferred Stock	N/A	N/A		N/A	—	12	—	12
Reaction Biology Corporation	LLC units	N/A	N/A		N/A	—	38	—	49
							407	0.3	449
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper and Forest Products
Messenger, LLC	LLC units	N/A			N/A		N/A	—	$27	—%	$19
Messenger, LLC	LLC units	N/A			N/A		N/A	—	—	—	—
									27	—	19
Pharmaceuticals
Cobalt Buyer Sub, Inc.(20)	Preferred Stock	N/A			10.00%	Non-Cash	N/A	—	518	0.3	575
Cobalt Buyer Sub, Inc.	Preferred Stock	N/A			N/A		N/A	—	11	—	11
Cobalt Buyer Sub, Inc.	Common Stock	N/A			N/A		N/A	—	—	—	—
									529	0.3	586
Professional Services
Enboarder, Inc.(7)(12)	Preferred Stock	N/A			N/A		N/A	3	32	—	32
Filevine, Inc.	Preferred Stock	N/A			N/A		N/A	36	231	0.2	254
Filevine, Inc.	Warrant	N/A			N/A		N/A	5	8	—	27
Procure Acquireco, Inc.	LP Interest	N/A			N/A		N/A	—	42	—	50
									313	0.2	363
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	336	337	0.3	396
Auvik Networks Inc.(7)(10)	Preferred Stock	N/A			N/A		N/A	2	17	—	17
Auvik Networks Inc.(7)(10)	Preferred Stock	N/A			N/A		N/A	—	2	—	2
Bayshore Intermediate #2, L.P.	Common Stock	N/A			N/A		N/A	243	243	0.1	182
Cynet Security Ltd.(7)(16)	Preferred Stock	N/A			N/A		N/A	13	46	—	48
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	26	26	—	29
Kaseya Inc.(20)	Preferred Stock	N/A			11.75%	Non-Cash	N/A	2	1,914	1.2	1,913
Kaseya Inc.	LP Interest	N/A			N/A		N/A	46	46	—	43
Ministry Brands Holdings LLC	LP Interest	N/A			N/A		N/A	46	46	—	27
Onit, Inc.(20)	Preferred Stock	N/A			15.00%	Non-Cash	N/A	—	42	—	42
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	6
QAD, Inc.	Preferred Stock	N/A			N/A		N/A	—	97	0.1	97
QAD, Inc.	Common Stock	N/A			N/A		N/A	7	—	—	—
Riskonnect Parent, LLC(20)	Preferred Stock	N/A			11.00%	Non-Cash	N/A	1	1,042	0.6	1,001
Riskonnect Parent, LLC(20)	Preferred Stock	SF +	10.50%	(j)	15.40%	Non-Cash	N/A	1	650	0.4	673
Riskonnect Parent, LLC	LP Interest	N/A			N/A		N/A	47	47	—	46
Templafy APS and Templafy, LLC(7)(17)	Warrant	N/A			N/A		N/A	—	11	—	8
Zendesk, Inc.	LP units	N/A			N/A		N/A	21	211	0.2	218
									4,783	2.9	4,748
Specialty Retail
Ave Holdings III, Corp(20)	Preferred Stock	N/A			11.50%	Non-Cash	N/A	1	1,018	0.6	1,004
Ave Holdings III, Corp	LP units	N/A			N/A		N/A	—	127	0.1	120
Salon Lofts Group, LLC	LP units	N/A			N/A		N/A	—	116	—	104
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A			N/A		N/A	—	5	—	4
									1,266	0.7	1,232

Total equity investments									$11,382	7.1%	$11,866

Total investments									$263,152	157.3%	$261,043

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)					4.63%	(22)			$2,059	1.2%	$2,059

Total investments and money market funds									$265,211	158.5%	$263,102

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

#	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Canadian Bankers’ Acceptance Rate (“CDOR” or “C”) or London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2023, as the loan may have priced or repriced based on an index rate prior to March 31, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 30-day LIBOR, which was 4.86% as of March 31, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 5.19% as of March 31, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was 5.31% as of March 31, 2023.
(d) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.00% as of March 31, 2023.
(e) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.04% as of March 31, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.34% as of March 31, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.03% as of March 31, 2023.
(h) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.18% as of March 31, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.80% as of March 31, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.91% as of March 31, 2023.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.90% as of March 31, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2023.
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
(6)The entire commitment was unfunded as of March 31, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, total non-qualifying assets at fair value represented 8.5% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(21)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2023.
(22)The rate shown is the annualized seven-day yield as of March 31, 2023.

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Auto Components
COP CollisionRight Holdings, Inc.#	One stop	SF +	4.75%	(j)	7.26%				04/2028	$659	$650	0.5%	$652
COP CollisionRight Holdings, Inc.	One stop	SF +	4.75%	(j)	8.45%				04/2028	16	16	—	16
COP CollisionRight Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				04/2028	—	(4)	—	(4)
Covercraft Parent III, Inc.	Senior secured	L +	4.50%	(b)	6.78%				08/2027	277	275	0.2	277
Covercraft Parent III, Inc.	Senior secured	L +	4.50%	(b)	8.17%				08/2027	56	55	—	56
Covercraft Parent III, Inc.(5)	Senior secured	L +	4.50%		N/A(6)				08/2027	—	(1)	—	—
										1,008	991	0.7	997
Automobiles
CG Group Holdings, LLC	One stop	L +	7.25%	(b)	8.92%	cash/	2.00%	PIK	07/2027	1,806	1,784	1.2	1,661
CG Group Holdings, LLC	One stop	L +	7.25%	(a)	8.37%	cash/	2.00%	PIK	07/2026	339	333	0.2	311
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	9.38%				12/2027	1,722	1,707	1.2	1,671
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	9.38%				12/2027	1,029	1,020	0.8	998
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	9.38%				12/2027	308	305	0.2	299
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	9.38%				12/2027	187	185	0.1	181
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	9.38%				12/2027	178	176	0.1	172
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	9.38%				12/2027	155	154	0.1	150
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	9.38%				12/2027	128	127	0.1	124
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	9.38%				12/2027	124	123	0.1	120
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	9.38%				12/2027	124	123	0.1	120
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	9.28%				12/2027	102	101	0.1	99
Denali Midco 2, LLC#	One stop	SF +	6.50%	(i)	9.45%				12/2027	96	93	0.1	93
Denali Midco 2, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2027	—	(3)	—	(10)
Denali Midco 2, LLC(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(3)	—	(3)
National Express Wash Parent Holdco, LLC#	One stop	SF +	5.50%	(k)	8.27%				07/2029	4,213	4,172	3.2	4,170
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(k)	8.39%				07/2029	64	62	—	62
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)				07/2029	—	(29)	—	(30)
POY Holdings, LLC	One stop	L +	5.50%	(b)	9.17%				11/2027	2,273	2,234	1.7	2,273
POY Holdings, LLC	One stop	L +	5.50%	(b)	9.14%				11/2027	149	145	0.1	149
POY Holdings, LLC	One stop	L +	5.50%	(b)	9.17%				11/2027	36	32	—	36
Spotless Brands, LLC#	One stop	SF +	6.50%	(j)	9.19%				07/2028	1,120	1,099	0.8	1,098
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	9.44%				07/2028	57	56	—	56
Spotless Brands, LLC	One stop	SF +	6.50%	(d)(i)	9.92%				07/2028	19	18	—	18
Spotless Brands, LLC(5)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(1)	—	(1)
										14,229	14,013	10.2	13,817
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.	One stop	L +	5.50%	(b)	9.17%	11/2028	$3,755	$3,722	2.7%	$3,679
BECO Holding Company, Inc.(5)	One stop	L +	5.50%		N/A(6)	11/2027	—	(4)	—	(10)
BECO Holding Company, Inc.(5)	One stop	L +	5.50%		N/A(6)	11/2028	—	(8)	—	(19)
							3,755	3,710	2.7	3,650
Chemicals
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E +	6.25%	(f)	8.11%	09/2028	1,783	2,075	1.3	1,729
PHM NL SP Bidco B.V.(7)(11)	One stop	L +	6.25%	(c)	10.42%	09/2028	790	779	0.5	767
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	SN +	6.25%	(h)	8.44%	09/2028	385	454	0.3	374
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E +	6.25%	(f)	6.31%	09/2028	188	213	0.1	182
							3,146	3,521	2.2	3,052
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	One stop	L +	5.25%	(b)	8.92%	10/2028	910	899	0.6	892
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L +	5.25%		N/A(6)	10/2028	—	(3)	—	(4)
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L +	5.25%		N/A(6)	10/2028	—	(1)	—	(3)
OVG Business Services, LLC	One stop	L +	6.25%	(a)	9.34%	11/2028	102	100	0.1	100
OVG Business Services, LLC	One stop	L +	5.50%	(a)	8.14%	11/2026	9	9	—	8
Profile Products LLC	One stop	L +	5.50%	(b)	8.43%	11/2027	308	302	0.2	308
Profile Products LLC(7)	One stop	L +	5.50%	(b)	8.42%	11/2027	73	71	0.1	73
Profile Products LLC	One stop	L +	5.50%	(a)(d)	8.60%	11/2027	18	17	—	18
Profile Products LLC(5)	One stop	L +	5.50%		N/A(6)	11/2027	—	—	—	—
Profile Products LLC(5)	One stop	L +	5.25%		N/A(6)	11/2027	—	(1)	—	—
Radwell Parent, LLC#	One stop	SF +	5.75%	(j)	9.40%	03/2029	7,787	7,670	5.5	7,476
Radwell Parent, LLC(5)	One stop	SF +	5.75%		N/A(6)	03/2028	—	(3)	—	(7)
Radwell Parent, LLC(5)	One stop	SF +	5.75%		N/A(6)	03/2029	—	(14)	—	(37)
							9,207	9,046	6.5	8,824
Containers and Packaging
Chase Intermediate	One stop	L +	5.00%	(b)(c)	8.00%	10/2028	4,050	4,016	2.9	3,969
Chase Intermediate(5)	One stop	L +	5.00%		N/A(6)	10/2028	—	(3)	—	(7)
Chase Intermediate(5)	One stop	L +	5.00%		N/A(6)	10/2028	—	(1)	—	(2)
Fortis Solutions Group, LLC	One stop	L +	5.50%	(b)(c)	9.59%	10/2028	1,898	1,870	1.4	1,879
Fortis Solutions Group, LLC	One stop	L +	5.50%	(c)	9.67%	10/2027	20	15	—	17
Fortis Solutions Group, LLC(5)	One stop	L +	5.50%		N/A(6)	10/2028	—	(5)	—	(1)
Fortis Solutions Group, LLC(5)	One stop	L +	5.50%		N/A(6)	10/2028	—	(5)	—	(7)
							5,968	5,887	4.3	5,848
Distributors
WSC Holdings Midco LLC	Senior secured	SF +	4.50%	(j)	7.13%	07/2027	170	169	0.1	168
WSC Holdings Midco LLC	Senior secured	SF +	4.50%	(j)	7.30%	07/2027	103	102	0.1	102
WSC Holdings Midco LLC#	Senior secured	SF +	4.50%	(j)	7.13%	07/2027	85	83	0.1	84
WSC Holdings Midco LLC(5)	Senior secured	SF +	4.50%		N/A(6)	07/2027	—	(1)	—	(1)
WSC Holdings Midco LLC(5)	Senior secured	SF +	4.50%		N/A(6)	07/2027	—	(1)	—	—
							358	352	0.3	353
Diversified Consumer Services
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	6.78%	07/2027	145	143	0.1	144
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	7.24%	07/2027	98	97	0.1	97
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	6.78%	07/2027	96	95	0.1	95
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.75%	(b)	7.75%	07/2027	88	86	0.1	88
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	6.87%	07/2027	63	62	—	62
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	7.19%	07/2027	44	44	—	44
COP Hometown Acquisitions, Inc.(5)	Senior secured	L +	4.50%		N/A(6)	07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.50%	(j)	10.00%	09/2028	3,447	3,387	2.5	3,386
DP Flores Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(2)	—	(2)
DP Flores Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(20)	—	(20)
DP Flores Holdings, LLC	One stop	SF +	6.50%		N/A(6)	09/2028	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DP Flores Holdings, LLC	One stop	SF +	6.50%		N/A(6)		09/2028	$—	$—	—%	$—
EMS LINQ, LLC	One stop	L +	6.25%	(a)	9.37%		12/2027	523	519	0.4	518
EMS LINQ, LLC(5)	One stop	L +	6.25%		N/A(6)		12/2027	—	(1)	—	(1)
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(i)	9.13%		03/2027	900	887	0.6	866
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(i)	9.13%		03/2027	575	555	0.4	525
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)		03/2027	—	(1)	—	(2)
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.50%		N/A(6)		03/2027	—	(3)	—	(3)
FSS Buyer LLC	One stop	L +	5.75%	(a)	8.87%		08/2028	311	306	0.2	299
FSS Buyer LLC(5)	One stop	L +	5.75%		N/A(6)		08/2027	—	(1)	—	(2)
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(k)	7.51%		06/2029	441	432	0.3	432
HS Spa Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)		06/2028	—	(1)	—	(1)
Mario Purchaser, LLC#	One stop	SF +	5.75%	(i)	8.88%		04/2029	422	415	0.3	406
Mario Purchaser, LLC	One stop	SF +	10.75%	(i)	13.88%	PIK	04/2032	191	185	0.1	187
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	8.88%		04/2029	159	153	0.1	138
Mario Purchaser, LLC(5)	One stop	P +	4.75%		N/A(6)		04/2028	—	(1)	—	(2)
Mathnasium, LLC	One stop	L +	5.00%	(b)	7.91%		11/2027	522	517	0.4	517
Mathnasium, LLC	One stop	L +	5.00%	(b)	7.91%		11/2027	13	12	—	12
NSG Buyer, Inc. #	One stop	SF +	6.00%	(i)	9.13%		06/2029	1,072	1,062	0.8	1,072
NSG Buyer, Inc.	One stop	SF +	6.00%	(i)	9.13%		06/2029	33	33	—	33
NSG Buyer, Inc.	One stop	SF +	6.00%	(i)	9.13%		06/2029	19	19	—	19
NSG Buyer, Inc.	One stop	SF +	6.00%	(i)	9.13%		06/2029	18	16	—	18
NSG Buyer, Inc.	One stop	SF +	6.00%	(i)	9.13%		06/2028	7	7	—	7
RW AM Holdco LLC#	One stop	SF +	5.25%	(k)	9.48%		04/2028	1,010	1,001	0.8	1,000
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)		04/2028	—	(1)	—	(1)
								10,197	10,002	7.3	9,931
Diversified Financial Services
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(k)	9.23%		07/2027	460	455	0.4	452
Banker's Toolbox, Inc.	One stop	L +	5.25%	(c)	8.74%		07/2027	57	57	—	53
Banker's Toolbox, Inc.(5)	One stop	L +	5.25%		N/A(6)		07/2027	—	—	—	(2)
Flash Topco, Inc.	One stop	L +	5.75%	(b)	8.56%		10/2028	948	940	0.7	929
Flash Topco, Inc.(5)	One stop	L +	5.75%		N/A(6)		10/2028	—	(1)	—	(2)
								1,465	1,451	1.1	1,430
Food and Staples Retailing
Wineshipping.com LLC	One stop	L +	5.75%	(c)	7.58%		10/2027	383	380	0.3	371
Wineshipping.com LLC	One stop	L +	5.75%	(b)	8.83%		10/2027	17	16	—	14
Wineshipping.com LLC	One stop	L +	5.75%	(b)	8.17%		10/2027	10	10	—	10
								410	406	0.3	395
Food Products
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	9.38%		07/2027	561	557	0.4	517
Louisiana Fish Fry Products, Ltd.	One stop	L +	6.25%	(c)(i)	9.24%		07/2027	73	71	—	65
Ultimate Baked Goods Midco LLC	One stop	L +	6.50%	(a)	9.62%		08/2027	378	374	0.3	340
Ultimate Baked Goods Midco LLC	One stop	L +	6.50%	(a)(d)	9.92%		08/2027	47	45	—	41
Whitebridge Pet Brands, LLC#	One stop	L +	5.00%	(a)	8.12%		07/2027	1,394	1,382	1.1	1,394
Whitebridge Pet Brands, LLC	One stop	L +	5.00%	(a)	7.98%		07/2027	130	128	0.1	130
Wizard Bidco Limited(7)(8)(9)	One stop	SN +	4.75%	(h)	6.94%		03/2029	338	393	0.2	338
Wizard Bidco Limited(5)(7)(8)(9)	One stop	SN +	4.75%		N/A(6)		09/2028	—	(1)	—	—
								2,921	2,949	2.1	2,825
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior secured	L +	8.25%	(b)	10.95%		09/2024	21	21	—	21
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.75%	(i)	8.78%		05/2028	299	296	0.2	293
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(i)	8.78%		05/2028	6	6	—	6
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)		05/2028	—	—	—	(2)
Plasma Buyer LLC#	One stop	SF +	5.75%	(j)	9.30%		05/2029	308	302	0.2	302
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2028	$—	$(1)	—%	$(1)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(1)	—	(2)
Veranex, Inc.	Senior secured	SF +	4.75%	(k)	7.52%				04/2028	126	125	0.1	125
Veranex, Inc.(5)	Senior secured	P +	3.75%		N/A(6)				04/2028	—	—	—	—
Veranex, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)				04/2028	—	(2)	—	(4)
										760	746	0.5	738
Healthcare Equipment and Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(j)	9.69%				08/2028	1,909	1,890	1.4	1,889
Belmont Instrument, LLC(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(1)	—	(1)
										1,909	1,889	1.4	1,888
Healthcare Providers and Services
AAH TOPCO, LLC	One stop	L +	5.50%	(a)	8.36%				12/2027	352	342	0.3	320
AAH TOPCO, LLC	One stop	L +	5.50%	(a)	8.58%				12/2027	341	338	0.3	331
AAH TOPCO, LLC	Subordinated debt	N/A			11.50% PIK				12/2031	172	169	0.1	163
AAH TOPCO, LLC (5)	One stop	L +	5.50%		N/A(6)				12/2027	—	—	—	(1)
Community Care Partners, LLC#	One stop	SF +	5.75%	(i)	8.89%				06/2026	133	132	0.1	132
Community Care Partners, LLC(5)	One stop	SF +	5.75%		N/A(6)				06/2026	—	—	—	—
Datix Bidco Limited(7)(8)(9)	Senior secured	SN +	4.50%	(h)	6.69%				04/2025	2,817	3,396	2.0	2,676
Datix Bidco Limited(7)(8)(9)	Second lien	SN +	7.75%	(h)	9.94%				04/2026	1,000	1,204	0.7	950
ERC Topco Holdings, LLC	One stop	L +	5.50%	(b)	9.17%				11/2028	2,266	2,250	1.6	2,198
ERC Topco Holdings, LLC(5)	One stop	L +	5.50%		N/A(6)				11/2027	—	(1)	—	(5)
ERC Topco Holdings, LLC(5)	One stop	L +	5.50%		N/A(6)				11/2028	—	(6)	—	(13)
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(j)	7.63%				12/2026	115	113	0.1	109
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(j)	7.63%				12/2026	48	47	—	47
Heartland Veterinary Partners LLC(5)	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Suveto Buyer, LLC	One stop	L +	5.00%	(b)	8.67%				09/2027	1,038	1,026	0.7	993
Suveto Buyer, LLC	One stop	L +	5.00%	(b)	8.66%				09/2027	64	62	—	58
										8,346	9,072	5.9	7,958
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(k)	9.19%				08/2028	693	687	0.5	686
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	(1)
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(2)	—	(2)
Harri US LLC	One stop	L +	10.00%	(b)	8.91%	cash/	4.00%	PIK	08/2026	46	41	—	46
Harri US LLC(5)	One stop	L +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC(5)	One stop	L +	10.00%		N/A(6)				08/2026	—	—	—	—
Health Buyer, LLC#	Senior secured	SF +	5.25%	(k)	7.98%				04/2029	148	146	0.1	139
Health Buyer, LLC	Senior secured	SF +	5.25%	(i)	8.03%				04/2028	1	1	—	—
										888	872	0.6	868
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	L +	6.00%	(b)	9.67%				07/2027	222	218	0.1	218
Dwyer Instruments, Inc.	One stop	L +	5.50%	(c)	8.38%				07/2027	4	4	—	4
Dwyer Instruments, Inc.(5)	One stop	L +	6.00%		N/A(6)				07/2027	—	(1)	—	(1)
Essential Services Holdings Corporation	One stop	L +	5.75%	(a)(b)	8.07%				11/2026	1,500	1,483	1.1	1,445
Essential Services Holdings Corporation(5)	One stop	L +	5.75%		N/A(6)				11/2025	—	(1)	—	(1)
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(j)	8.59%				08/2029	681	668	0.5	675
Excelitas Technologies Corp.#(7)(8)	One stop	E +	5.75%	(e)	6.08%				08/2029	110	114	0.1	109
Excelitas Technologies Corp.	One stop	SF +	5.75%	(j)	8.59%				08/2028	27	27	—	27
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(2)	—	(1)
										2,544	2,510	1.8	2,475
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.	One stop	SF +	6.00%	(j)	9.06%				10/2028	$1,437	$1,425	1.0%	$1,376
Alera Group, Inc.	One stop	SF +	6.00%	(i)(j)	9.06%				10/2028	408	403	0.3	391
Alera Group, Inc.	One stop	SF +	6.00%	(i)(j)	9.07%				10/2028	350	347	0.3	331
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)(k)	9.33%				07/2027	183	182	0.1	182
AMBA Buyer, Inc.	One stop	SF +	5.25%	(k)	6.43%				07/2027	55	54	—	54
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(j)(k)	9.33%				07/2027	49	49	—	49
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(1)
Captive Resources Midco, LLC#	One stop	SF +	5.50%	(i)	8.53%				07/2029	4,488	4,401	3.3	4,398
Captive Resources Midco, LLC(5)	One stop	SF +	5.50%		N/A(6)				07/2028	—	(2)	—	(2)
Keystone Agency Partners LLC	Senior secured	SF +	6.00%	(j)	9.70%				05/2027	339	334	0.3	332
Keystone Agency Partners LLC#	Senior secured	SF +	6.00%	(j)	9.70%				05/2027	188	185	0.1	184
Keystone Agency Partners LLC	Senior secured	SF +	6.00%	(j)	9.35%				05/2027	28	25	—	24
Long Term Care Group, Inc.	One stop	L +	6.00%	(a)	8.82%				09/2027	169	166	0.1	169
Pareto Health Intermediate Holdings, Inc.	One stop	L +	4.75%	(c)	7.63%				08/2025	415	412	0.3	407
Patriot Growth Insurance Services, LLC	One stop	L +	5.50%	(b)	8.65%				10/2028	538	533	0.4	526
Patriot Growth Insurance Services, LLC	One stop	L +	5.50%	(c)	9.31%				10/2028	35	33	—	33
Patriot Growth Insurance Services, LLC(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC(5)	One stop	L +	5.75%		N/A(6)				10/2028	—	(1)	—	(1)
										8,682	8,545	6.2	8,451
IT Services
CivicPlus, LLC	One stop	L +	6.00%	(a)	9.12%				08/2027	350	346	0.3	346
CivicPlus, LLC#	One stop	L +	6.00%	(a)	9.12%				08/2027	225	223	0.2	222
CivicPlus, LLC	One stop	L +	6.00%	(b)	9.67%				08/2027	164	162	0.1	162
CivicPlus, LLC	One stop	SF +	1.75%	(k)	14.38%				06/2034	144	140	0.1	142
CivicPlus, LLC(5)	One stop	L +	6.00%		N/A(6)				08/2027	—	(1)	—	(1)
Critical Start, Inc.#	One stop	SF +	5.75%	(i)	5.65%	cash/	3.13%	PIK	05/2028	184	182	0.1	182
Critical Start, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(7)(8)(15)	One stop	E +	7.07%	(f)	3.57%	cash/	3.82%	PIK	07/2029	713	719	0.5	704
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E +	6.50%		N/A(6)				01/2029	—	(1)	—	(1)
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E +	6.50%		N/A(6)				07/2029	—	(1)	—	(2)
Netwrix Corporation#	One stop	SF +	5.00%	(j)	7.90%				06/2029	2,927	2,902	2.1	2,897
Netwrix Corporation	One stop	SF +	5.00%	(j)	8.44%				06/2029	107	100	0.1	91
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(2)	—	(1)
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(j)	14.30%				10/2026	205	202	0.2	205
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(j)	14.30%				10/2026	9	9	—	9
ReliaQuest Holdings, LLC(5)	One stop	SF +	10.75%		N/A(6)				10/2026	—	—	—	—
Zarya Holdco, Inc.#	Senior secured	SF +	6.50%	(i)	9.63%				07/2027	438	438	0.3	438
Zarya Holdco, Inc.	Senior secured	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										5,466	5,418	4.0	5,393
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Life Sciences Tools & Services
Covaris Intermediate 3, LLC	One stop	L +	4.75%	(b)	7.56%	01/2028	$236	$234	0.2%	$236
Covaris Intermediate 3, LLC	One stop	L +	5.25%	(a)	8.37%	01/2028	12	11	—	12
Covaris Intermediate 3, LLC(5)	One stop	L +	4.75%		N/A(6)	01/2028	—	(4)	—	—
PAS Parent Inc.	One stop	L +	5.50%	(a)(b)	8.62%	12/2028	2,272	2,233	1.6	2,204
PAS Parent Inc.	One stop	P +	4.50%	(a)(d)	10.07%	12/2027	105	100	0.1	99
PAS Parent Inc.(5)	One stop	L +	5.50%		N/A(6)	12/2028	—	(9)	—	(16)
Reaction Biology Corporation	One stop	SF +	5.25%	(k)	9.48%	03/2029	328	325	0.2	318
Reaction Biology Corporation	One stop	SF +	5.25%	(k)	9.48%	03/2029	99	91	0.1	74
Reaction Biology Corporation(5)	One stop	P +	4.25%		N/A(6)	03/2029	—	(1)	—	(3)
Unchained Labs, LLC	Senior secured	L +	5.50%	(a)	8.62%	08/2027	57	56	—	57
Unchained Labs, LLC	Senior secured	L +	5.50%	(a)	8.62%	08/2027	48	48	—	48
Unchained Labs, LLC(5)	Senior secured	L +	5.50%		N/A(6)	08/2027	—	—	—	—
							3,157	3,084	2.2	3,029
Marine
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(j)	9.55%	04/2029	3,894	3,858	2.8	3,777
Project Nike Purchaser, LLC(5)	One stop	P +	5.00%		N/A(6)	04/2029	—	(1)	—	(5)
Project Nike Purchaser, LLC(5)	One stop	P +	5.00%		N/A(6)	04/2029	—	(5)	—	(17)
							3,894	3,852	2.8	3,755
Paper and Forest Products
Messenger, LLC#	One stop	SF +	5.75%	(i)	8.88%	12/2027	602	597	0.5	602
Messenger, LLC	One stop	SF +	5.75%	(i)	8.50%	12/2027	182	180	0.1	182
Messenger, LLC	One stop	SF +	5.75%	(i)	8.88%	12/2027	91	90	0.1	91
Messenger, LLC	One stop	P +	4.75%	(d)	11.00%	12/2027	22	22	—	22
							897	889	0.7	897
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF +	5.50%	(k)	9.48%	05/2029	796	781	0.6	780
Caerus Midco 3 S.A.R.L.(5)(7)(13)	One stop	SF +	5.50%		N/A(6)	05/2029	—	(2)	—	(2)
Caerus Midco 3 S.A.R.L.(5)(7)(13)	One stop	SF +	5.50%		N/A(6)	05/2029	—	(1)	—	(2)
Cobalt Buyer Sub, Inc.	One stop	L +	5.25%	(a)	8.37%	10/2028	602	592	0.4	572
Cobalt Buyer Sub, Inc.	One stop	L +	5.25%	(a)	8.37%	10/2028	184	180	0.1	173
Cobalt Buyer Sub, Inc.	One stop	L +	5.25%	(a)	8.37%	10/2027	36	34	—	32
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.50%	(h)	6.69%	08/2028	1,257	1,529	1.0	1,257
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.50%	(h)	6.69%	08/2028	152	173	0.1	152
Spark Bidco Limited(5)(7)(8)(9)	Senior secured	SN +	4.50%		N/A(6)	02/2028	—	(2)	—	—
							3,027	3,284	2.2	2,962
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)(j)	7.80%				10/2027	$171	$168	0.1%	$171
DISA Holdings Corp.#	Senior secured	SF +	5.50%	(i)	8.18%				09/2028	208	204	0.2	204
DISA Holdings Corp.	Senior secured	SF +	5.50%	(i)	8.18%				09/2028	2	2	—	2
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(1)	—	(1)
Eliassen Group, LLC#	One stop	SF +	5.75%	(j)	9.30%				04/2028	75	75	0.1	75
Eliassen Group, LLC	One stop	SF +	5.75%	(j)	9.13%				04/2028	7	7	—	7
Filevine, Inc.	One stop	SF +	6.50%	(j)(k)	5.43%	cash/	2.50%	PIK	04/2027	293	284	0.2	293
Filevine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC	One stop	L +	6.00%	(a)(b)	9.47%				09/2028	405	399	0.3	405
IG Investments Holdings, LLC(5)	One stop	L +	6.00%		N/A(6)				09/2027	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L +	5.25%	(a)(b)	8.06%				11/2028	3,269	3,248	2.3	3,171
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L +	5.25%	(b)	8.10%				11/2028	75	74	0.1	68
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(6)	—	(28)
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(1)	—	(2)
ProcessMAP Corporation	One stop	L +	6.25%	(b)	6.17%	cash/	3.75%	PIK	12/2027	215	214	0.2	211
ProcessMAP Corporation(5)	One stop	L +	6.00%		N/A(6)				12/2027	—	—	—	(1)
Procure Acquireco, Inc.	One stop	L +	5.25%	(c)	8.00%				12/2028	962	953	0.7	962
Procure Acquireco, Inc.(5)	One stop	L +	5.25%		N/A(6)				12/2028	—	(1)	—	—
Procure Acquireco, Inc.(5)	One stop	L +	5.25%		N/A(6)				12/2028	—	(5)	—	—
										5,682	5,613	4.2	5,537
Software
Anaplan, Inc.#	One stop	SF +	6.50%	(i)	9.53%				06/2029	8,552	8,470	6.1	8,381
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2)	—	(4)
Armstrong Bidco Limited#(7)(8)(9)	One stop	SN +	5.75%	(h)	7.94%				06/2029	571	608	0.4	554
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(h)	7.94%				06/2029	98	96	0.1	89
Auvik Networks Inc.(7)(10)	One stop	SF +	5.75%	(j)	5.73%	cash/	2.75%	PIK	07/2027	404	401	0.3	393
Auvik Networks Inc.#(7)(10)	One stop	SF +	6.25%	(j)	5.73%	cash/	3.25%	PIK	07/2027	84	84	0.1	83
Auvik Networks Inc.(5)(7)(10)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	(2)
Bayshore Intermediate #2, L.P.	One stop	L +	7.75%	(a)	10.43%				10/2028	3,621	3,557	2.6	3,621
Bayshore Intermediate #2, L.P.(5)	One stop	L +	6.75%		N/A(6)				10/2027	—	(3)	—	—
Bonterra LLC	One stop	L +	6.25%	(b)	9.92%				09/2027	3,389	3,347	2.5	3,355
Bonterra LLC	One stop	L +	6.25%	(b)	9.92%				09/2027	122	120	0.1	120
Bonterra LLC(5)	One stop	L +	6.25%		N/A(6)				09/2027	—	(5)	—	(7)
Bottomline Technologies, Inc.	One stop	SF +	5.50%	(i)	8.35%				05/2029	1,567	1,538	1.1	1,520
Bottomline Technologies, Inc.(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(2)	—	(4)
Daxko Acquisition Corporation	One stop	L +	5.50%	(a)	8.62%				10/2028	1,562	1,548	1.1	1,515
Daxko Acquisition Corporation	One stop	L +	5.50%	(a)	8.62%				10/2028	132	130	0.1	128
Daxko Acquisition Corporation(5)	One stop	L +	5.50%		N/A(6)				10/2027	—	(2)	—	(5)
Daxko Acquisition Corporation(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(1)	—	(2)
Dragon UK Bidco Limited(7)(8)(9)	One stop	SN +	6.00%	(h)	8.19%				02/2029	720	839	0.5	677
Dragon UK Bidco Limited(7)(8)(9)	One stop	C +	6.00%	(g)	10.20%				02/2029	471	498	0.3	443
Dragon UK Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(10)
Gainsight, Inc.	One stop	L +	6.75%	(b)	9.56%	PIK			07/2027	603	595	0.4	597
Gainsight, Inc.(5)	One stop	L +	6.75%		N/A(6)				07/2027	—	(2)	—	(1)
GTY Technology Holdings, Inc.#	One stop	SF +	6.88%	(j)	9.81%	cash/	0.63%	PIK	07/2029	1,670	1,638	1.2	1,653
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(1)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(13)	—	(13)
ICIMS, Inc.#	One stop	SF +	6.75%	(j)	9.49%				08/2028	13,525	13,293	9.8	13,407
ICIMS, Inc.(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(5)	—	(2)
ICIMS, Inc.	One stop	SF +	6.75%		N/A(6)				08/2028	—	—	—	—
IQN Holding Corp. #	One stop	SF +	5.50%	(j)	8.41%				05/2029	837	827	0.6	828
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IQN Holding Corp. (5)	One stop	SF +	5.50%		N/A(6)				05/2028	$—	$(1)	—%	$(1)
IQN Holding Corp. (5)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(3)	—	(4)
Island Bidco AB#(7)(8)(15)	One stop	E +	7.25%	(f)	0.23%	cash/	7.25%	PIK	07/2028	301	317	0.2	298
Island Bidco AB#(7)(15)	One stop	SF +	7.00%	(k)	6.09%	cash/	3.50%	PIK	07/2028	166	164	0.1	164
Island Bidco AB(5)(7)(15)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(5)(7)(8)(15)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.#	One stop	SF +	5.75%	(k)	8.29%				06/2029	4,185	4,125	3.0	4,101
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(2)	—	(3)
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(3)	—	(5)
Ministry Brands Holdings LLC	One stop	L +	5.50%	(b)	9.17%				12/2028	1,199	1,188	0.9	1,163
Ministry Brands Holdings LLC(5)	One stop	L +	5.50%		N/A(6)				12/2027	—	(1)	—	(3)
Ministry Brands Holdings LLC(5)	One stop	L +	5.50%		N/A(6)				12/2028	—	(10)	—	(33)
Newscycle Solutions, Inc.	Senior secured	L +	7.00%	(b)	10.67%				12/2022	6	6	—	6
ProcessUnity Holdings, LLC	One stop	L +	6.00%	(b)	9.67%				09/2028	239	237	0.2	239
ProcessUnity Holdings, LLC	One stop	L +	6.00%	(a)	9.11%				09/2028	23	22	—	23
ProcessUnity Holdings, LLC(5)	One stop	L +	6.00%		N/A(6)				09/2028	—	—	—	—
QAD, Inc.	One stop	L +	6.00%	(a)	9.12%				11/2027	3,916	3,883	2.8	3,838
QAD, Inc.(5)	One stop	L +	6.00%		N/A(6)				11/2027	—	(4)	—	(9)
Quant Buyer, Inc.	One stop	SF +	5.50%	(j)	8.47%				06/2029	2,446	2,423	1.7	2,361
Quant Buyer, Inc.#	One stop	SF +	5.50%	(j)	8.47%				06/2029	2,061	2,041	1.5	1,989
Quant Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				06/2029	—	(1)	—	(3)
Rainforest Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(h)	7.94%				07/2029	613	636	0.4	605
Rainforest Bidco Limited(7)(8)(9)	One stop	SN +	5.75%		N/A(6)				01/2029	—	—	—	—
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.75%		N/A(6)				07/2029	—	(2)	—	(2)
Riskonnect Parent, LLC#	One stop	SF +	5.50%	(k)	9.73%				12/2028	4,218	4,180	3.1	4,175
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(2)	—	(2)
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(1)	—	(1)
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.25%	(i)	9.10%				08/2029	17,386	17,045	12.7	17,212
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(6)	—	(3)
Sapphire Bidco Oy(7)(8)(14)	One stop	E +	6.00%	(e)	6.00%				04/2029	1,676	1,691	1.2	1,659
Tahoe Bidco B.V.	One stop	L +	6.00%	(a)	8.68%				09/2028	683	677	0.5	683
Tahoe Bidco B.V. (5)	One stop	L +	6.00%		N/A(6)				10/2027	—	(1)	—	—
Templafy APS and Templafy, LLC#(7)(17)	One stop	SF +	6.50%	(k)	9.64%				07/2028	554	539	0.4	538
Templafy APS and Templafy, LLC(5)(7)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(3)	—	(3)
Vendavo, Inc.	One stop	L +	5.75%	(b)	8.99%				09/2027	1,111	1,103	0.8	1,067
Vendavo, Inc.	One stop	P +	4.75%	(d)	11.00%				09/2027	40	39	—	34
WebPT, Inc.	One stop	L +	6.75%	(b)	9.82%				01/2028	35	34	—	34
										78,786	77,862	56.8	77,430
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp	One stop	SF +	5.50%	(j)	9.20%	02/2028	$1,032	$1,013	0.7%	$1,001
Ave Holdings III, Corp	One stop	SF +	5.50%	(j)	8.71%	02/2028	170	151	0.1	111
Ave Holdings III, Corp	One stop	P +	4.50%	(d)	10.75%	02/2028	9	7	—	6
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(j)(k)	9.29%	08/2029	11,618	11,396	8.4	11,386
PPV Intermediate Holdings, LLC	One stop	N/A			13.00%	08/2030	1,895	1,849	1.3	1,848
PPV Intermediate Holdings, LLC(5)	One stop	N/A			13.00%	08/2030	1	(7)	—	(7)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(7)	—	(8)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(35)	—	(28)
Salon Lofts Group, LLC#	One stop	SF +	5.75%	(j)	9.30%	08/2028	4,782	4,735	3.5	4,734
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2028	—	(2)	—	(2)
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2028	—	(24)	—	(24)
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(j)	9.31%	04/2028	462	456	0.3	458
VSG Acquisition Corp. and Sherrill, Inc.	One stop	P +	4.50%	(d)	10.75%	04/2028	42	41	—	42
VSG Acquisition Corp. and Sherrill, Inc.	One stop	L +	5.50%	(b)	9.31%	04/2028	12	4	—	6
							20,023	19,577	14.3	19,523
Textiles, Apparel and Luxury Goods
QF Holdings, Inc.	One stop	L +	6.25%	(c)	10.43%	12/2027	35	34	—	35

Water Utilities
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(b)	7.77%	11/2026	33	31	—	30
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(a)	7.62%	11/2026	12	12	—	12
Vessco Midco Holdings, LLC	Senior secured	P +	3.50%	(d)	9.75%	10/2026	2	2	—	2
							47	45	—	44

Total debt investments							$196,807	$195,620	141.3%	$192,105
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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A		N/A	—	$478	0.4%	$550
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A		N/A	—	10	—	10
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A		N/A	—	—	—	—
							488	0.4	560
Professional Services
Enboarder, Inc.(7)(12)	Preferred stock	N/A	N/A		N/A	3	32	—	35
Filevine, Inc.	Preferred stock	N/A	N/A		N/A	36	231	0.2	243
Filevine, Inc.	Warrant	N/A	N/A		N/A	5	8	—	25
Procure Acquireco, Inc.	LP interest	N/A	N/A		N/A	—	42	0.1	45
							313	0.3	348
Software
Anaplan, Inc.	LP interest	N/A	N/A		N/A	336	336	0.3	336
Auvik Networks Inc.(7)(10)	Preferred stock	N/A	N/A		N/A	2	17	—	18
Bayshore Intermediate #2, L.P.	Common Stock	N/A	N/A		N/A	243	243	0.2	227
Cynet Security Ltd.(7)(16)	Preferred stock	N/A	N/A		N/A	13	46	—	46
GTY Technology Holdings, Inc.	LP units	N/A	N/A		N/A	25	25	—	25
Kaseya Inc.	Preferred stock	N/A	N/A		N/A	2	1,799	1.4	1,905
Kaseya Inc.	LP interest	N/A	N/A		N/A	46	46	—	46
Ministry Brands Holdings LLC	LP interest	N/A	N/A		N/A	46	46	—	27
QAD, Inc.	Preferred stock	N/A	N/A		N/A	—	55	0.1	53
QAD, Inc.	Common Stock	N/A	N/A		N/A	4	—	—	—
Riskonnect Parent, LLC	Preferred stock	N/A	N/A		N/A	1	985	0.7	970
Riskonnect Parent, LLC	Preferred stock	N/A	N/A		N/A	1	603	0.5	634
Riskonnect Parent, LLC	LP interest	N/A	N/A		N/A	47	47	—	45
Templafy APS and Templafy, LLC(7)(17)	Warrant	N/A	N/A		N/A	—	11	—	11
							4,259	3.2	4,343
Specialty Retail
Ave Holdings III, Corp	Preferred stock	N/A	N/A		N/A	1	957	0.7	1,022
Ave Holdings III, Corp	LP units	N/A	N/A		N/A	—	105	0.1	100
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	116	0.1	116
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		N/A	—	5	—	5
							1,183	0.9	1,243

Total equity investments							$9,278	7.2%	$9,731

Total investments							$204,898	148.5%	$201,836

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)			2.77%	(20)			$2,635	1.9%	$2,635

Total investments and money market funds							$207,533	150.4%	$204,471

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2023, interest income included $181 and $360, respectively, of accretion of discounts and amortization of premiums. For the three and six months ended March 31, 2022, interest income included $83 and $121, respectively, of accretion of discounts and amortization of premiums. For the three and six months ended March 31, 2023, the Company received loan origination fees of $498 and $1,350, respectively. For the three and six months ended March 31, 2022, the Company received loan origination fees of $136 and $947, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2023, interest income included $503, and $832, respectively, of PIK interest and the Company capitalized PIK interest of $520 and $782, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2022, interest income included $88 and $171, respectively, of PIK interest and the Company capitalized PIK interest of $94 and $105, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2023, fee income included $0 and $4, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2022, fee income included no prepayment income.

For the three and six months ended March 31, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $6,085 and $11,030, respectively. For the three and six months ended March 31, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $1,267 and $1,712, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2023, the Company recognized PIK and non-cash dividend income of $235 and $448, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2022, the Company had no capitalized PIK and non-cash dividends. For the three and six months ended March 31, 2023 and 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2023, the Company recorded dividend income received in cash of $0 and $1, respectively, and return of capital cash distributions of $36 and $36, respectively. For the three and six months ended March 31, 2022, the Company did not record dividend income or receive any return of capital cash distributions.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2023 and September 30, 2022, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2023, $38 and $143, respectively, was recorded for U.S. federal excise tax. For the three and six months ended March 31, 2022, $8 and $8, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2023. The Company’s tax returns for the 2021 tax year remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2023 and September 30, 2022, the Company had deferred debt issuance costs of $741 and $632, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2023, was $87 and $162, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2022, was $4 and $4, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2023, the Company amortized $31 and $64, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and six months ended March 31, 2022, the Company amortized $32 and $64, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of March 31, 2023 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$339,551	$164,540	$339,551	$135,678

As of March 31, 2023 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 48.5% and 40.0%, respectively, and the Company had uncalled capital commitments of $175,011 and $203,872, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLC common stock issued for the six months ended March 31, 2023 and 2022:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the six months ended March 31, 2022
Issuance of shares	10/28/21	673,368.333	$15.00	$10,100
Issuance of shares	01/28/22	416,021.000	15.00	6,241
Issuance of shares	03/24/22	416,021.000	15.00	6,241
Shares issued for capital drawdowns		1,505,410.333		$22,582

Shares issued for the six months ended March 31, 2023
Issuance of shares	11/14/22	1,018,651.533	$15.00	$15,280
Issuance of shares	02/06/23	905,468.001	15.00	13,582
Shares issued for capital drawdowns		1,924,119.534		28,862
Issuance of shares	12/28/22	945.746	15.00	14
Issuance of shares	02/28/23	30,624.251	15.00	460
Issuance of shares	03/21/23	38,331.885	15.00	575
Shares issued through DRIP		69,901.882		$1,049

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently reapproved the Investment Advisory Agreement in May 2023. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee for such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GDLC, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. The Investment Adviser has agreed to certain waivers with respect to the base management fee for the periods following July 1, 2021, the initial closing date for the private placement of shares of the Company's common stock, and will irrevocably waive 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2021 to June 30, 2022; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
period from July 1, 2022 to June 30, 2023; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2023 to June 30, 2024.

For the three and six months ended March 31, 2023, the base management fees incurred by the Company were $621 and $1,191, respectively, and the base management fees irrevocably waived by the Investment Adviser were $414 and $794, respectively. For the three and six months ended March 31, 2022, the base management fees incurred by the Company were $190 and $310, respectively, and the base management fees irrevocably waived by the Investment Adviser were $190 and $310, respectively.

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

For the three and six months ended March 31, 2023, the Income Incentive Fee incurred was $493 and $906, respectively. For the three and six months ended March 31, 2022, the Income Incentive Fee incurred was $107 and $194, respectively. For the three and six months ended March 31, 2022, the Investment Advisor voluntarily agreed to irrevocably waive $7 and $95, respectively, of Income Incentive Fee incurred by the Company.

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

For the three and six months ended March 31, 2023 and 2022, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

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

For the three and six months ended March 31, 2023, the Company did not accrue a capital gain incentive fee under GAAP. For the three months ended March 31, 2022, the Company recorded a reversal of the accrual of capital gain incentive fee under GAAP of an amount less than $1. For the six months ended March 31, 2022, the Company accrued a capital gain incentive fee under GAAP of $42.

As of March 31, 2023, and September 30, 2022, there was no accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company's allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of March 31, 2023, included in accounts payable and accrued expenses is $80 for allocated shared services under the Administration Agreement. As of September 30, 2022, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement, as a result of the waiver of reimbursement of certain expenses by the Administrator and the Investment Adviser described in the Other related party transactions section below.

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

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both March 31, 2023 and September 30, 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2023 were $161 and $161, respectively. There were no expenses reimbursed to the Administrator during the three and six months ended March 31, 2022. As of March 31, 2023 and September 30, 2022, accounts payable and accrued expenses included $489 and $0, net of waiver of the reimbursement of operating expenses, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of March 31, 2023, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of March 31, 2023, the Company has issued 4,461,301.961 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $66,826 and has also issued 68,956.136 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $115,000. As of March 31, 2023, the Company has issued 1,693,686.989 shares of its common stock to GDLC Feeder Fund L.P. in exchange for aggregate capital contributions totaling $25,300.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2023, permits the Company to borrow a maximum of $70,000 and expires on July 1, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5.    Investments

Investments as of March 31, 2023 and September 30, 2022 consisted of the following:

	As of March 31, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$8,563	$8,922	$8,322	$7,273	$8,097	$7,076
One stop	245,436	241,414	239,582	188,363	186,150	183,916
Second lien	1,104	1,206	1,060	1,000	1,204	950
Subordinated debt	232	228	213	172	169	163
Equity	N/A	11,382	11,866	N/A	9,278	9,731
Total	$255,335	$263,152	$261,043	$196,808	$204,898	$201,836

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of March 31, 2023			As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$47,850	18.2%		$38,848	19.0%
Midwest	30,806	11.7		26,738	13.0
Northeast	47,224	17.9		34,172	16.7
Southeast	43,672	16.6		31,870	15.6
Southwest	28,957	11.0		27,527	13.4
West	43,184	16.4		28,062	13.7
Canada	1,276	0.5		501	0.2
United Kingdom	11,538	4.4		9,367	4.6
Netherlands	4,144	1.6		3,521	1.7
Australia	32	0.0	*	32	0.0	*
Luxembourg	946	0.4		778	0.4
Finland	1,693	0.6		1,691	0.8
Sweden	1,236	0.5		1,198	0.6
Israel	46	0.0	*	46	0.0	*
Denmark	548	0.2		547	0.3
Total	$263,152	100.0%		$204,898	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2023			As of September 30, 2022
Fair Value:
United States
Mid-Atlantic	$47,867	18.3%		$38,975	19.3%
Midwest	30,610	11.7		26,542	13.2
Northeast	46,791	17.9		33,916	16.8
Southeast	43,749	16.8		31,819	15.8
Southwest	28,604	11.0		27,483	13.6
West	42,966	16.5		27,606	13.7
Canada	1,278	0.5		491	0.2
United Kingdom	10,664	4.1		7,728	3.8
Netherlands	3,789	1.4		3,051	1.5
Australia	32	0.0	*	35	0.0	*
Luxembourg	932	0.4		776	0.4
Finland	1,835	0.7		1,659	0.8
Sweden	1,316	0.5		1,163	0.6
Israel	48	0.0	*	46	0.0	*
Denmark	562	0.2		546	0.3
Total	$261,043	100.0%		$201,836	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2023 and September 30, 2022 were as follows:

	As of March 31, 2023			As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$7,714	2.9%		$—	—%
Auto Components	1,461	0.6		991	0.5
Automobiles	16,798	6.4		14,438	7.0
Building Products	5,381	2.0		5,268	2.6
Chemicals	3,523	1.3		3,521	1.7
Commercial Services and Supplies	9,939	3.8		9,530	4.6
Containers and Packaging	6,008	2.3		5,906	2.9
Distributors	—	—		352	0.2
Diversified Consumer Services	16,083	6.1		10,159	5.0
Diversified Financial Services	2,589	1.0		1,451	0.7
Electronic Equipment, Instruments and Components	2,195	0.8		—	—
Food and Staples Retailing	427	0.2		406	0.2
Food Products	3,680	1.4		2,984	1.5
Health Care Technology	2,279	0.9		746	0.4
Healthcare Equipment and Supplies	1,910	0.7		1,889	0.9
Healthcare Providers and Services	9,669	3.7		9,107	4.4
Hotels, Restaurants and Leisure	3,132	1.2		952	0.5
Household Durables	598	0.2		—	—
Industrial Conglomerates	3,793	1.4		2,510	1.2
Insurance	9,434	3.6		8,545	4.2
IT Services	6,107	2.3		5,513	2.7
Life Sciences Tools & Services	10,189	3.9		3,204	1.6
Marine	3,880	1.5		3,852	1.9
Paper and Forest Products	922	0.4		916	0.4
Pharmaceuticals	4,690	1.8		3,772	1.8
Professional Services	6,567	2.5		5,926	2.9
Software	98,726	37.5		82,121	40.1
Specialty Retail	25,358	9.6		20,760	10.1
Textiles, Apparel and Luxury Goods	34	0.0	*	34	0.0	*
Water Utilities	66	0.0	*	45	0.0	*
Total	$263,152	100.0%		$204,898	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2023			As of September 30, 2022
Fair Value:
Aerospace and Defense	$7,787	3.0%		$—	—%
Auto Components	1,436	0.6		997	0.5
Automobiles	16,460	6.3		14,305	7.1
Building Products	5,417	2.1		5,391	2.7
Chemicals	3,159	1.2		3,052	1.5
Commercial Services and Supplies	10,210	3.9		9,298	4.6
Containers and Packaging	5,985	2.3		5,871	2.9
Distributors	—	—		353	0.2
Diversified Consumer Services	16,112	6.2		10,083	5.0
Diversified Financial Services	2,540	1.0		1,430	0.7
Electronic Equipment, Instruments and Components	2,213	0.8		—	—
Food and Staples Retailing	420	0.2		395	0.2
Food Products	3,550	1.4		2,843	1.4
Health Care Technology	2,243	0.9		738	0.4
Healthcare Equipment and Supplies	1,928	0.7		1,888	0.9
Healthcare Providers and Services	8,735	3.3		7,979	3.9
Hotels, Restaurants and Leisure	3,195	1.2		954	0.5
Household Durables	598	0.2		—	—
Industrial Conglomerates	3,776	1.4		2,475	1.2
Insurance	9,351	3.6		8,451	4.2
IT Services	6,153	2.4		5,494	2.7
Life Sciences Tools & Services	10,357	4.0		3,137	1.6
Marine	3,736	1.4		3,755	1.9
Paper and Forest Products	885	0.3		922	0.5
Pharmaceuticals	4,523	1.7		3,522	1.7
Professional Services	6,565	2.5		5,885	2.9
Software	98,401	37.7		81,773	40.5
Specialty Retail	25,209	9.7		20,766	10.3
Textiles, Apparel and Luxury Goods	35	0.0	*	35	0.0	*
Water Utilities	64	0.0	*	44	0.0	*
Total	$261,043	100.0%		$201,836	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three months ended March 31, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. As of both March 31, 2023 and September 30, 2022, all investments were valued using Level 3 inputs of the fair value hierarchy, with the exception of money market funds included in cash and cash equivalents (Level 1 investments).

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2023 and September 30, 2022:

As of March 31, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$249,177	$249,177
Equity investments(1)	—	—	11,866	11,866
Money market funds(1)(2)	2,059	—	—	2,059
Total assets, at fair value:	$2,059	$—	$261,043	$263,102

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$192,105	$192,105
Equity investments(1)	—	—	9,731	9,731
Money market funds(1)(2)	2,635	—	—	$2,635
Total assets, at fair value:	$2,635	$—	$201,836	$204,471

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2023 was $1,039 and $964, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2022 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2022 was $399 and $987, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2023 and 2022:

	For the six months ended March 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$192,105	$9,731	$201,836
Net change in unrealized appreciation (depreciation) on investments	(444)	31	(413)
Net translation of investments in foreign currencies	1,366	—	1,366
Realized gain (loss) on translation of investments in foreign currencies	(21)	—	(21)
Fundings of (proceeds from) revolving loans, net	364	—	364
Fundings of investments	57,465	2,078	59,543
PIK interest and non-cash dividends	781	448	1,229
Proceeds from principal payments and sales of portfolio investments	(2,799)	(422)	(3,221)
Accretion of discounts and amortization of premiums	360	—	360
Fair value, end of period	$249,177	$11,866	$261,043

	For the six months ended March 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,818	$172	$22,990
Net change in unrealized appreciation (depreciation) on investments	1,031	209	1,240
Net translation of investments in foreign currencies	(252)	—	(252)
Fundings of (proceeds from) revolving loans, net	464	—	464
Fundings of investments	52,190	4,389	56,579
PIK interest	105	—	105
Proceeds from principal payments of portfolio investments	(2,756)	—	(2,756)
Accretion of discounts and amortization of premiums	121	—	121
Fair value, end of period	$73,721	$4,770	$78,491

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$8,322	Market rate approach	Market interest rate	8.5% - 12.8% (9.9%)
		Market comparable companies	EBITDA multiples	8.0x - 26.0x (18.6x)
One stop loans(2)	$239,582	Market rate approach	Market interest rate	7.0% - 15.3% (10.3%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (17.6x)
		Market comparable companies	Revenue multiples	5.5x - 20.0x (10.8x)
Subordinated debt and second lien loans	$1,273	Market rate approach	Market interest rate	13.5% - 14.5% (13.6%)
		Market comparable companies	EBITDA multiples	9.5x - 22.0x (21.3x)
Equity(3)	$11,866	Market comparable companies	EBITDA multiples	9.0x - 27.5x (18.0x)
			Revenue multiples	6.0x - 20.0x (13.5x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $168,725 and $70,857 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $10,411 and $1,455 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$7,076	Market rate approach	Market interest rate	7.3% - 12.3% (8.7%)
		Market comparable companies	EBITDA multiples	8.0x - 26.2x (18.7x)
One stop loans(2)	$183,916	Market rate approach	Market interest rate	7.3% - 15.0% (9.5%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (18.0x)
		Market comparable companies	Revenue multiples	5.5x - 22.0x (12.5x)
Subordinated debt and second lien loans	$1,113	Market rate approach	Market interest rate	12.3% - 12.8% (12.3%)
		Market comparable companies	EBITDA multiples	22.0x - 23.0x (22.9x)
Equity(3)	$9,731	Market comparable companies	EBITDA multiples	9.0x - 25.9x (18.5x)
			Revenue multiples	7.8x - 22.0x (15.6x)

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2023 and September 30, 2022:

	As of March 31, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$96,197	$96,197	$73,114	$73,114

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2023, the Company’s asset coverage for borrowed amounts was 269.7%.

PNC Facility: On March 21, 2022, the Company and GDLC Funding entered into a revolving credit and security agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC Bank”), as administrative agent, collateral agent and a lender and PNC Capital Markets LLC, as structuring agent. As of March 31, 2023, the lender has agreed to extend credit to the Company in an aggregate amount of up to $105,000, subject to leverage and borrowing base restrictions, under the PNC Facility with a stated maturity date of March 21, 2025. On August 16, 2022, the Company entered into a Joinder and First Amendment on the PNC Facility to add GDLCF, as a Borrower and Golub Onshore GP 3, LLC, the general partner to GDLCF which is controlled by the Investment Adviser. The PNC facility bears interest at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily SOFR, the Term SOFR or the Base Rate (each as defined in the PNC Facility), plus a margin ranging from 1.80% to 2.30% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of the Company.

The Company will pay to PNC Bank, an unused commitment fee, payable quarterly, equal to 0.20% to 0.30% per annum of the average unused portion of available borrowings under the PNC Facility. The PNC Facility is secured by assets held by GDLC Funding and by the unfunded commitments of investors in the Company. As of March 31, 2023 and September 30, 2022, the Company had outstanding debt of $81,000 and $60,000, respectively, under the PNC Facility.

For the three and six months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balance for the PNC Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	$2,019	2022
Stated interest expense	$1,283	$1	$2,288		$1
Facility fees	13	3	25		3
Amortization of debt issuance costs	87	4	162		4
Total interest expense	$1,383	$8	$2,475		$8
Cash paid for interest expense	$1,033	$—	$1,556		$—
Annualized average stated interest rate	6.6%	2.2%	6.1%		2.2%
Average outstanding balance	$79,332	$228	$74,875		$113

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2023 and September 30, 2022, the Company was permitted to borrow up to $70,000 which had a maturity date of July 1, 2024. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). As of March 31, 2023, the short-term AFR in effect on the Adviser Revolver based on the last interest rate reset was 4.4%. As of March 31, 2023 and September 30, 2022, the Company had outstanding debt of $15,197 and $13,114, respectively, under the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$168	$28	$296	$36
Cash paid for interest expense	—	8	128	10
Annualized average stated interest rate	4.6%	0.4%	4.4%	0.3%
Average outstanding balance	$14,950	$26,014	$13,562	$21,933

For the three and six months ended March 31, 2023, the average total debt outstanding was $94,282 and $88,437, respectively. For the three and six months ended March 31, 2022, the average total debt outstanding was $26,242 and $22,046, respectively.

For the three and six months ended March 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 6.7% and 6.3%, respectively. For the three and six months ended March 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 0.6% and 0.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Adviser Revolver	$15,197	$—	$15,197	$—	$—
PNC Facility	81,000	—	81,000	—	—
Total borrowings	$96,197	$—	$96,197	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2023, the Company had outstanding commitments to fund investments totaling $45,182, including $10,236 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $50,163, including $9,977 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2023 and September 30, 2022, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended
Per share data:(1)	March 31, 2023	March 31, 2022
Net asset value at beginning of period	$15.00	$14.97
Distributions declared:(2)
From net investment income	(0.75)	(0.92)
Net investment income	0.81	0.57
Net realized gain (loss) on foreign currency transactions	—	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.06)	0.39
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	5.05%	6.43%
Number of common shares outstanding	11,060,503.464	3,930,152.333

	Six months ended
Listed below are supplemental data and ratios to the financial highlights:	March 31, 2023	March 31, 2022
Ratio of net investment income to average net assets*	10.82%	7.66%
Ratio of total expenses to average net assets*(5)	6.62%	3.55%
Ratio of management fee waiver to average net assets*	(1.05)%	(1.31)%
Ratio of incentive fee waiver to average net assets(5)	—%	(0.20)%
Ratio of operating expense waiver to average net assets	—%	(0.36)%
Ratio of incentive fees to average net assets(5)	0.60%	0.50%
Ratio of excise tax to average net assets(5)	0.09%	0.02%
Ratio of net expenses to average net assets*(5)	5.57%	1.68%
Ratio of total expenses (without incentive fees) to average net assets*(5)	5.06%	3.05%
Total return based on average net asset value(6)	5.15%	6.26%
Total return based on average net asset value - annualized(6) *	10.32%	12.56%
Net assets at end of period	$165,908	$58,953
Average debt outstanding	$88,437	$22,045
Average debt outstanding per share	$8.00	$5.61
Portfolio Turnover*	2.73%	9.19%
Asset coverage ratio(7)	269.71%	296.33%
Asset coverage ratio per unit(8)	$2,697	$2,963
Average market value per unit(9):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A

* Annualized for a period less than one year, unless otherwise noted.
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
(5)Incentive fees and excise taxes are not annualized in the calculation.
(6)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(9)Not applicable as both the Adviser Revolver and PNC Facility are not registered for public trading.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2023 and 2022:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Earnings (losses) available to stockholders	$5,237	$1,626	$7,782	$2,959
Basic and diluted weighted average shares outstanding	10,644,934	3,426,305	10,115,711	3,160,509
Basic and diluted earnings (losses) per share	$0.49	$0.47	$0.77	$0.94

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the six months ended March 31, 2023
08/05/2022	10/18/2022	12/28/2022	9,066,482.048	$0.1073		$973
11/18/2022	11/21/2022	12/28/2022	10,085,133.581	0.0418		422
11/18/2022	12/15/2022	02/28/2023	10,085,133.581	0.1097		1,106
11/18/2022	01/17/2023	03/21/2023	10,086,079.327	0.1373		1,384
02/07/2023	02/24/2023	05/23/2023	10,991,547.328	0.1535		1,687
02/07/2023	03/17/2023	05/23/2023	11,022,171.579	0.1966		2,166
Total dividends declared for the six months ended March 31, 2023						$7,738

For the six months ended March 31, 2022
10/05/2021	10/05/2021	11/22/2021	2,424,742.000	$—	(1)	$—
10/05/2021	10/18/2021	11/22/2021	2,424,742.000	0.1530		371
11/19/2021	11/29/2021	12/27/2021	3,098,110.333	0.0898		278
11/19/2021	12/20/2021	02/28/2022	3,098,110.333	0.1939		601
11/19/2021	01/20/2022	03/23/2022	3,098,110.333	0.1656		513
02/04/2022	02/25/2022	05/23/2022	3,514,131.333	0.1461		513
02/04/2022	03/21/2022	05/23/2022	3,514,131.333	0.1706		599
Total dividends declared for the six months ended March 31, 2022						$2,875

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

The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2023:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the six months ended March 31, 2023
December 28, 2022	945.746	$15.00	$14
February 28, 2023	30,624.251	15.00	460
March 21, 2023	38,331.885	15.00	575
	69,901.882		$1,049
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 1, 2023, the Company entered into subscription agreements with additional stockholders totaling $106,500 which included a $105,000 commitment from GDLCF.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

On April 7, 2023, the Company entered into an amendment to the PNC Facility to, among other things, increase the borrowing capacity under the PNC Facility from $105,000 to $120,000. The other material terms of the PNC Facility were unchanged.

On February 7, 2023 and May 5, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

May 26, 2023	August 22, 2023
In an amount (if positive) such that the net asset value of the Company as of May 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2023 through May 31, 2023 and the payment of this distribution is $15.00 per share

June 16, 2023	August 22, 2023
In an amount (if positive) such that the net asset value of the Company as of June 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2023 through June 30, 2023 and the payment of this distribution is $15.00 per share

July 28, 2023	September 19, 2023
In an amount (if positive) such that the net asset value of the Company as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of January 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of March 31, 2023 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of March 31, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$8,322	3.2%	$7,076	3.5%
One stop	239,582	91.8	183,916	91.1
Second lien	1,060	0.4	950	0.5
Subordinated debt	213	0.1	163	0.1
Equity	11,866	4.5	9,731	4.8
Total	$261,043	100.0%	$201,836	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2023 and September 30, 2022, one stop loans included $70.9 million and $53.8 million, respectively, of recurring revenue loans at fair value.

As of March 31, 2023 and September 30, 2022, we had debt and equity investments in 133 and 118 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our net investment income - return on equity for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	Three months ended		Six months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Weighted average income yield(1)*	11.3%	10.3%	10.8%	6.9%
Weighted average investment income yield(2)*	11.6%	10.6%	11.1%	7.3%
Total return based on average net asset value(3) *	13.4%	7.0%	10.3%	12.6%
Total return based on net asset value per share(4)	3.3%	1.8%	5.1%	6.4%
Net investment income - return on equity(5)*	11.3%	10.3%	10.8%	7.7%

* Annualized for periods less than one year.
(1) Represents income from interest, fees, accrued payment-in-kind or PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

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
As of March 31, 2023, GDLC has earned an inception-to-date internal rate of return, or IRR, of 8.7% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the six months ended March 31, 2023 and 2022, GDLC earned a fiscal year-to-date IRR of 10.6% and 13.2%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

None of our current debt facilities use, or have used, LIBOR as a reference rate and we expect any new debt facilities that we enter into subsequent to March 31, 2023 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On April 1, 2023, we entered into subscription agreements with additional stockholders totaling $106.5 million, which included a $105.0 million commitment from GDLC Feeder Fund, L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors.

On April 7, 2023, we entered into an amendment to the PNC Facility (as defined in Note 7 of our consolidated financial statements) to, among other things, increase the borrowing capacity under the PNC Facility from $105.0 million to $120.0 million. The other material terms of the PNC Facility were unchanged.

On February 7, 2023 and May 5, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 28, 2023	June 21, 2023	In an amount (if positive) such that our net asset value as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share
May 26, 2023	August 22, 2023	In an amount (if positive) such that our net asset value as of May 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2023 through May 31, 2023 and the payment of this distribution is $15.00 per share
June 16, 2023	August 22, 2023	In an amount (if positive) such that our net asset value as of June 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2023 through June 30, 2023 and the payment of this distribution is $15.00 per share
July 28, 2023	September 19, 2023	In an amount (if positive) such that our net asset value as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share

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

Consolidated operating results for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2023	December 31, 2022	March 31, 2023 vs. December 31, 2022	March 31, 2023	March 31, 2022	March 31, 2023 vs. March 31, 2022
	(In thousands)
Interest income	$6,131	$5,147	$984	$11,278	$1,881	$9,397
Payment-in-kind interest income	503	329	174	832	171	661
Accretion of discounts and amortization of premiums	181	179	2	360	121	239
Non-cash dividend income	235	213	22	448	—	448
Dividend income	—	1	(1)	1	—	1
Fee income	13	21	(8)	34	18	16
Total investment income	7,063	5,890	1,173	12,953	2,191	10,762
Net expenses	2,583	2,070	513	4,653	377	4,276
Net investment income - before tax	4,480	3,820	660	8,300	1,814	6,486
Excise tax	38	105	(67)	143	8	135
Net investment income - after tax	4,442	3,715	727	8,157	1,806	6,351
Net realized gain (loss) on investment transactions	8	5	3	13	(26)	39
Net change in unrealized appreciation (depreciation) on investment transactions	787	(1,175)	1,962	(388)	1,180	(1,568)
Net increase (decrease) in net assets resulting from operations	$5,237	$2,545	$2,692	$7,782	$2,960	$4,957
Average earning portfolio company investments, at fair value	$239,572	$213,697	$25,875	$226,911	$59,800	$167,111
Average earning preferred equity investments, at fair value	$7,212	$6,949	$263	$7,061	$1,861	$5,200

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2022 to the three months ended March 31, 2023 by $1.2 million, primarily as a result of an increase in interest income due to rising floating base rates.

Investment income increased from the six months ended March 31, 2022 to the six months ended March 31, 2023 by $10.8 million, primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $167.1 million and an increase in non-cash dividend income.

The annualized income yield by debt security type for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022 are as follows:

	Three months ended		Six months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Senior secured	9.9%	8.7%	9.4%	5.3%
One stop	11.3%	10.2%	10.7%	7.1%
Second lien	12.6%	11.3%	12.5%	8.2%
Subordinated debt	13.1%	12.6%	12.7%	11.7%

Income yields on senior secured and one stop loans increased for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 primarily due to rising LIBOR and SOFR rates during the second quarter of 2023 fiscal year. Income yields on senior secured and one stop loans increased for six months ended March 31, 2023 as compared to the six months ended March 31, 2022, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.9% of the loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2023 and December 31, 2022, the weighted average base rate floor of our loans was 0.76% and 0.72%, respectively.

As of March 31, 2023, we have second lien investments in one portfolio company and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2023	December 31, 2022	March 31, 2023 vs. December 31, 2022	March 31, 2023	March 31, 2022	March 31, 2023 vs. March 31, 2022
	(In thousands)
Interest and facility fee expenses	$1,464	$1,145	$319	$2,609	$40	$2,569
Amortization of debt issuance costs	87	75	12	162	4	158
Base management fee, net of waiver	207	190	17	397	—	397
Income incentive fee, net of waiver	493	413	80	906	99	807
Capital gain incentive fee accrued under GAAP	—	—	—	—	42	(42)
Professional fees	228	156	72	384	285	99
Administrative service fee	80	67	13	147	25	122
General and administrative expenses	24	24	—	48	55	(7)
Operating expenses reimbursement waived	—	—	—	—	(172)	172
Net expenses	$2,583	$2,070	$513	$4,653	$378	$4,275
Average debt outstanding	$94,282	$83,790	$10,492	$88,437	$22,045	$66,392

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $0.3 million, from the three months ended December 31, 2022 to the three months ended March 31, 2023 primarily due to an increase in average debt outstanding of $10.5 million as well as rising SOFR rates on borrowings from our floating rate PNC Facility (as defined in Note 7 of our consolidated financial statements).

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $2.7 million, from the six months ended March 31, 2022 to the six months ended March 31, 2023 primarily due to an increase in average debt outstanding of $66.4 million, which was primarily funded through the use of the PNC Facility (as defined in Note 7 of our consolidated financial statements) we entered in March 2022.

For the three months ended March 31, 2023 and December 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.7% and 5.8%, respectively. For the six months ended March 31, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.3% and 0.4%, respectively.

The increase in the effective average interest rate for the three months ended December 31, 2022 to the three months ended March 31, 2023 was primarily due to rising SOFR base interest rates on borrowings from our floating rate PNC Facility (as defined in Note 7 of our consolidated financial statements). The increase in the effective average interest rate for the six months ended March 31, 2022 to the six months ended March 31, 2023 was primarily due to rising SOFR base interest rates and the interest and facility fees associated with the PNC Facility (as defined in Note 7 of our consolidated financial statements), which bears interest at SOFR plus a margin ranging from 1.80% to 2.30%, compared to the interest associated with the Adviser Revolver, which bears interest at the short-term Applicable Federal Rate, or AFR.

Management Fees

The base management fee, net of waiver, remained relatively constant for the three months ended December 31, 2022 to the three months ended March 31, 2023. The base management fee, net of waiver, increased for the six months ended March 31, 2022 to the six months ended March 31, 2023 primarily due to certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares of our common stock where GC Advisors agreed to waive 100% of the base management fee for the six months ended March 31, 2022 and 66.7% of the base management fee for the six months ended December 31, 2022.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $0.1 million from the three months ended December 31, 2022 to the three months ended March 31, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by the impact of rising LIBOR and SOFR rates during the second quarter of fiscal year 2023. For the three months ended March 31, 2023 and December 31, 2022, we were fully through the “catch-up” provision of the calculation of the Income Incentive Fee. The Income Incentive Fee increased by $0.8 million from the six months ended March 31, 2022 to the six months ended March 31, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on our net assets driven by net fund growth, the impact of rising SOFR rates and an increase in non-cash dividend income during fiscal year 2023. In addition, GC Advisors voluntarily agreed to irrevocably waive 100% of the Income Incentive Fee in the amount of $0.1 million for the three months ended December 31, 2021. For the six months ended March 31, 2022, we remained in the Income Incentive Fee catch-up provision of the Income Incentive Fee calculation.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, was 10.0% for both the three and six months ended March 31, 2023.

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

* The net economic effect represents $8,159 of GDLC’s pro rata portion of administrative agent fees retained by GC Advisors since GDLC commenced operations on July 1, 2021, reduced by $736 of the additional incentive fees GC Advisors would have earned on the pro rata portion of administrative agent fees.

As of March 31, 2023 and December 31, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2023 and September 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For three months ended March 31, 2023 and December 31, 2022, there was no accrual of the capital gain incentive fee under GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2023 and September 30, 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses, excluding waivers for reimbursement for operating expenses, increased $0.1 million from the three months ended December 31, 2022 to the three months ended March 31, 2023 primarily due to an increase in professional fees. In total, professional fees, the administrative service fee, and general and administrative expenses, excluding waivers for reimbursement for operating expenses increased by $0.2 million from the six months ended March 31, 2022 to the six months ended March 31, 2023 primarily due to an increase in the administrative service fee and professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2023 and December 31, 2022 were $0.2 million and $0, respectively. Total expenses reimbursed to the administrator during the six months ended March 31, 2023 and 2022 were $0.2 million and $0, respectively.

As of March 31, 2023, included in accounts payable and accrued expenses were $0.5 million of expenses paid on behalf of us by the Administrator. As of September 30, 2022, there was no amount included in accounts payable and accrued expenses for reimbursable expenses, net of the waiver for reimbursement of operating expenses, that were paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2023	December 31, 2022	March 31, 2023 vs. December 31, 2022	March 31, 2023	March 31, 2022	March 31, 2023 vs. March 31, 2022
	(In thousands)
Net realized gain (loss) on foreign currency transactions	$8	$5	$3	$13	$(26)	$39
Net realized gain (loss) from investment transactions	$8	$5	$3	$13	$(26)	$39
Unrealized appreciation from investments	$1,776	$918	$858	$1,951	$1,257	$694
Unrealized (depreciation) from investments	(994)	(2,113)	1,119	(2,364)	(18)	(2,346)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	5	20	(15)	25	(60)	85
Net change in unrealized appreciation (depreciation) on investment transactions	$787	$(1,175)	$1,962	$(388)	$1,179	$(1,567)

During both the three months ended March 31, 2023 and December 31, 2022, we had a net realized gain on investment transactions in an amount less than $0.1 million driven by the translation of foreign currency amounts and transactions into U.S. dollars.

During the six months ended March 31, 2023 and March 31, 2022, we had a net realized gain and loss, respectively, on investment transactions in an amount less than $0.1 million driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended March 31, 2023, we had $1.8 million in unrealized appreciation on 85 portfolio company investments, which was offset by $1.0 million in unrealized depreciation on 124 portfolio company investments. For the three months ended December 31, 2022, we had $0.9 million in unrealized appreciation on 68 portfolio company investments, which was offset by $2.1 million in unrealized depreciation on 124 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2023 and December 31, 2022 primarily resulted from fair valuing recent originations up to or near par. Unrealized depreciation for three months ended March 31, 2023 and December 31, 2022 is primarily due to modest deterioration in the credit performance of certain portfolio companies.

For the six months ended March 31, 2023, we had $2.0 million in unrealized appreciation on 96 portfolio company investments, which was offset by $2.4 million in unrealized depreciation on 113 portfolio company investments. For the six months ended March 31, 2022, we had $1.3 million in unrealized appreciation on 61 portfolio company investments, which was offset by less than $0.1 million in unrealized depreciation on 15 portfolio company investments. Unrealized appreciation for the six months ended March 31, 2023 and 2022 resulted from loan repayments and fair valuing recent originations up to or near par. Unrealized depreciation for the six months ended March 31, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, modest deterioration in the credit performance of certain portfolio companies. Unrealized depreciation for the six months ended March 31, 2022 primarily resulted from the amortization of discounts that resulted in an increase to the cost basis of portfolio company investments.

Liquidity and Capital Resources

For the six months ended March 31, 2023, we experienced a net decrease in cash and cash equivalents and foreign currencies of $0.6 million. During the period, we used $48.1 million in operating activities, primarily as a result of fundings of portfolio investments of $59.5 million, partially offset by proceeds from principal payments of portfolio investments of $3.2 million. During the same period, cash provided by financing activities was $47.5 million, primarily driven by borrowings on debt of $41.7 million and proceeds from the issuance of common shares of $28.9 million, that were partially offset by repayments of debt of $20.0 million and distributions paid of $2.8 million.

For the six months ended March 31, 2022, we experienced a net decrease in cash and cash equivalents and foreign currencies of $18.2 million. During the period, we used $52.5 million in operating activities, primarily as a result of fundings of portfolio investments of $56.6 million, partially offset by proceeds from principal payments of portfolio investments of $2.8 million During the same period, cash provided by financing activities was $34.3 million, primarily driven by borrowings on debt of $44.9 million and proceeds from the issuance of common shares of $22.6 million, that were partially offset by repayments of debt of $31.1 million and distributions paid of $1.8 million.

As of March 31, 2023 and September 30, 2022, we had $5.1 million and $5.7 million, respectively, of cash and cash equivalents. In addition, as of March 31, 2023 and September 30, 2022, we had $0.5 million and $0.3 million. respectively, of foreign currencies. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of both March 31, 2023 and September 30, 2022, we had investor capital subscriptions totaling $339.6 million of which $164.5 million and $135.7 million, respectively, had been called and contributed, leaving $175.0 million and $203.9 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

PNC Facility - On March 21, 2022, we entered into a revolving credit and security agreement with PNC Bank (as defined in Note 7 of our consolidated financial statements). As of March 31, 2023 and September 30, 2022, we were permitted to borrow up to $105.0 million and $80.0 million, respectively, at any one time. As of March 31, 2023 and September 30, 2022, we had outstanding debt of $81.0 million and $60.0 million, respectively, under the PNC Facility (as defined in Note 7 of our consolidated financial statements). On April 7, 2023, we entered into an amendment on the PNC Facility to, among other things, increase the borrowing capacity under the PNC Facility from $105.0 million to $120.0 million. The other material terms of the PNC Facility were unchanged.

Adviser Revolver - As of both March 31, 2023 and September 30, 2022, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of March 31, 2023 and September 30, 2022, we had outstanding debt of $15.2 million and $13.1 million, respectively, under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of March 31, 2023, our asset coverage for borrowed amounts was 269.7%.

As of March 31, 2023, we had outstanding commitments to fund investments totaling $45.2 million, including $10.2 million of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $50.2 million, including $10.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2023 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the PNC Facility and the Adviser Revolver as of March 31, 2023 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2023. As of March 31, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2023 and September 30, 2022, we had investments in 133 and 118 portfolio companies, respectively, with a total fair value of $261.0 million and $201.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	Three months ended				Six months ended
	March 31, 2023		December 31, 2022		March 31, 2023		March 31, 2022
	New Commitments	Percentage	New Commitments	Percentage	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$—	—%	$1,193	3.0%	$1,193	2.0%	$1,047	1.2%
One stop	18,492	98.3	37,420	93.5	55,912	95.0	79,516	93.4
Subordinated debt	—	—	50	0.1	50	0.1	157	0.2
Second lien	—	—	—	—	—	—	—	—
Equity	313	1.7	1,379	3.4	1,692	2.9	4,388	5.2
Total new investment commitments	$18,805	100.0%	$40,042	100.0%	$58,847	100.0%	$85,108	100.0%

For the six months ended March 31, 2023 and 2022, we had approximately $3.2 million and $2.8 million,     respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2023 (1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$8,563	$8,922	$8,322	$7,273	$8,097	$7,076
One stop	245,436	241,414	239,582	188,363	186,150	183,916
Second lien	1,104	1,206	1,060	1,000	1,204	950
Subordinated debt	232	228	213	172	169	163
Equity	N/A	11,382	11,866	N/A	9,278	9,731
Total	$255,335	$263,152	$261,043	$196,808	$204,898	$201,836

(1)As of March 31, 2023, $43.5 million and $43.5 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2022, $13.2 million and $13.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of March 31, 2023 and September 30, 2022, we had no loans on non-accrual status. As of March 31, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 97.6% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2023, September 30, 2022 and March 31, 2022:

	Three months ended		Six months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Weighted average rate of new investment fundings	12.0%	10.9%	11.3%	6.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	7.1%	6.5%	6.7%	5.7%
Weighted average fees of new investment fundings	2.0%	1.6%	1.7%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	10.1%	9.2%	9.5%	6.5%

As of March 31, 2023, 97.9% and 97.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2022,      of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.

As of both March 31, 2023 and September 30, 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $55.7 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2023 and September 30, 2022:

	As of March 31, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$603	0.2%	$1,149	0.6%
4	252,405	96.7	197,602	97.9
3	8,035	3.1	3,085	1.5
2	—	—	—	—
1	—	—	—	—
Total	$261,043	100.0%	$201,836	100.0%

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) investments on non-accrual status.

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
•GC Advisors voluntarily agreed to irrevocably waive $0.4 million and $0.2 million of the base management fee as calculated in accordance with the Investment Advisory Agreement for the quarter ended March 31, 2023 and March 31, 2022, respectively.
•GC Advisors voluntarily agreed to irrevocably waive reimbursement from us for operating expenses during the quarter December 31, 2021.

•GC Advisors voluntarily agreed to irrevocably waive 100% of the Income Incentive Fees due from us for the quarter ended December 31, 2021 and $7,423 of the Income Incentive Fees due from us for the quarter ended March 31, 2022.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of March 31, 2023, GGP Class B-P, LLC Holdings LP had an aggregate commitment to us of $102.0 million. As of March 31, 2023, we have issued 4,461,301.961 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $66.8 million and have also issued 68,956.136 shares to GGP Class B-P, LLC through the DRIP.
•On July 1, 2022, we entered into subscription agreement with GDLC Feeder Fund, L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors for an aggregate commitment of $115.0 million, and whose limited partners are not affiliates of GC Advisors. As of March 31, 2023, we have issued 1,693,686.989 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate contributions totaling $25.3 million.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2023 and September 30, 2022, all investments were valued using Level 3 inputs of the fair value hierarchy, with the exception of money market funds included in cash and cash equivalents (Level 1 investments).

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLC s or LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of March 31, 2023 and September 30, 2022, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2023, less than $0.1 million and $0.1 million, respectively, was recorded for U.S. federal excise tax. For both three and six months ended March 31, 2022, $7,734 was recorded for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.76% and 0.70%, respectively. In addition, the PNC Facility has a floating interest rate provision based on term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the €STR (each, as defined in the PNC Facility) plus a margin ranging from 1.80% to 2.30%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 200 basis points	$(5,051)	$(1,924)	$(3,127)
Down 150 basis points	(3,788)	(1,443)	(2,345)
Down 100 basis points	(2,525)	(962)	(1,563)
Down 50 basis points	(1,263)	(481)	(782)
Up 50 basis points	1,263	481	782
Up 100 basis points	2,525	962	1,563
Up 150 basis points	3,788	1,443	2,345
Up 200 basis points	5,051	1,924	3,127

(1)Assumes applicable three-month base rate as of March 31, 2023, with the exception of SONIA and Prime that utilize the March 31, 2023 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, PNC Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, the Adviser and our portfolio companies.

Cash not held in custody accounts and held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Corporation

Date: May 11, 2023	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)