Form 10-Q
period 2023-06-30
GOLUB CAPITAL DIRECT LENDING CORP
filed 2023-08-11
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2023, the Registrant had 12,098,235.820 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2023	September 30, 2022
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $275,847 and $204,898, respectively)	$274,669	$201,836
Cash and cash equivalents	6,815	5,736
Foreign currencies (cost of $1,373 and $344, respectively)	1,360	337
Interest receivable	1,498	1,055
Deferred offering costs	129	226
Other assets	13	30
Total Assets	$284,484	$209,220
Liabilities
Debt	$96,998	$73,114
Less unamortized debt issuance costs	(751)	(632)
Debt less unamortized debt issuance costs	96,247	72,482
Interest payable	1,462	635
Distributions payable	4,102	—
Management and incentive fees payable	776	—
Accrued trustee fees	22	25
Accounts payable and accrued expenses	402	125
Total Liabilities	103,011	73,267
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 12,098,235.820 and 9,066,482.048 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	12	9
Paid in capital in excess of par	181,142	135,669
Distributable earnings	319	275
Total Net Assets	181,473	135,953
Total Liabilities and Total Net Assets	$284,484	$209,220
Number of common shares outstanding	12,098,235.820	9,066,482.048
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Investment income
Interest income	$6,992	$1,673	$18,630	$3,674
Payment-in-kind interest income	621	106	1,453	277
Dividend income	246	—	695	—
Fee income	15	8	49	26
Total investment income	7,874	1,787	20,827	3,977
Expenses
Interest expense	1,784	248	4,555	292
Base management fee	667	257	1,858	567
Incentive fee	554	89	1,460	325
Professional fees	207	167	591	452
Administrative service fee	94	30	241	55
General and administrative expenses	26	30	74	85
Total expenses	3,332	821	8,779	1,776
Base management fee waived (Note 4)	(445)	(257)	(1,239)	(567)
Incentive fee waived (Note 4)	—	—	—	(96)
Operating expenses reimbursement waived (Note 4)	—	—	—	(172)
Net expenses	2,887	564	7,540	941
Net investment income - before tax	4,987	1,223	13,287	3,036
Excise tax	—	—	143	8
Net investment income - after tax	4,987	1,223	13,144	3,028
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	182	(21)	195	(47)
Net realized gain (loss) on investment transactions	182	(21)	195	(47)
Net change in unrealized appreciation (depreciation) from:
Investments	592	(1,036)	179	204
Translation of assets and liabilities in foreign currencies	(153)	(6)	(128)	(66)
Net change in unrealized appreciation (depreciation) on investment transactions	439	(1,042)	51	138
Net gain (loss) on investment transactions	621	(1,063)	246	91
Net increase (decrease) in net assets resulting from operations	$5,608	$160	$13,390	$3,119
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 10)	$0.50	$0.03	$1.28	$0.85
Basic and diluted weighted average common shares outstanding (Note 10)	11,158,826	4,694,025	10,463,416	3,671,681

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	2,424,742.000	$2	$36,369	$(83)	$36,288
Issuance of common stock	3,564,511.866	4	53,464	—	53,468
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,028	3,028
Net realized gain (loss) on investment transactions	—	—	—	(47)	(47)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	138	138
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(2,876)	(2,876)
Distributions declared and payable	—	—	—	(765)	(765)
Total increase (decrease) for the nine months ended June 30, 2022	3,564,511.866	4	53,464	(522)	52,946
Balance at June 30, 2022	5,989,253.866	$6	$89,833	$(605)	$89,234
Balance at March 31, 2022	3,930,152.333	$4	$58,949	$—	$58,953
Issuance of common stock	2,059,101.533	2	30,884	—	30,886
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	1,223	1,223
Net realized gain (loss) on investment transactions	—	—	—	(21)	(21)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(1,042)	(1,042)
Distributions to stockholders:
Distributions declared and payable	—	—	—	(765)	(765)
Total increase (decrease) for the three months ended June 30, 2022	2,059,101.533	2	30,884	(605)	30,281
Balance at June 30, 2022	5,989,253.866	$6	$89,833	$(605)	$89,234
Balance at September 30, 2022	9,066,482.048	$9	$135,669	$275	$135,953
Issuance of common stock	2,816,220.534	3	42,240	—	42,243
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	13,144	13,144
Net realized gain (loss) on investment transactions	—	—	—	195	195
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	51	51
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	215,533.238	—	3,233	—	3,233
Distributions from distributable earnings (losses)	—	—	—	(9,244)	(9,244)
Distributions declared and payable	—	—	—	(4,102)	(4,102)
Total increase (decrease) for the nine months ended June 30, 2023	3,031,753.772	3	45,473	44	45,520
Balance at June 30, 2023	12,098,235.820	$12	$181,142	$319	$181,473
Balance at March 31, 2023	11,060,503.464	$11	$165,578	$319	$165,908
Issuance of common stock	892,101.000	1	13,380	—	13,381
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,987	4,987
Net realized gain (loss) on investment transactions	—	—	—	182	182
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	439	439
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	145,631.356	—	2,184	—	2,184
Distributions from distributable earnings (losses)	—	—	—	(1,506)	(1,506)
Distributions declared and payable	—	—	—	(4,102)	(4,102)
Total increase (decrease) for the three months ended June 30, 2023	1,037,732.356	1	15,564	—	15,565
Balance at June 30, 2023	12,098,235.820	$12	$181,142	$319	$181,473

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$13,390	$3,119
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	269	37
Accretion of discounts and amortization of premiums	(602)	(190)
Net realized (gain) loss on foreign currency transactions	(195)	47
Net change in unrealized (appreciation) depreciation on investments	(179)	(204)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	128	66
Proceeds from (fundings of) revolving loans, net	(779)	(565)
Fundings of investments	(72,509)	(108,433)
Proceeds from principal payments and sales of portfolio investments	4,988	2,927
Payment-in-kind interest capitalized	(1,375)	(257)
Non-cash dividends	(694)	—
Changes in operating assets and liabilities:
Interest receivable	(443)	(471)
Deferred offering costs	97	92
Other assets	17	(9)
Interest payable	827	220
Management and incentive fees payable	776	131
Payable for investments purchased	—	1,330
Accrued trustee fees	(3)	15
Accounts payable and accrued expenses	277	87
Net cash provided by (used in) operating activities	(56,010)	(102,058)
Cash flows from financing activities
Borrowings on debt	63,054	70,204
Repayments of debt	(40,887)	(39,850)
Capitalized debt issuance costs	(388)	(429)
Proceeds from issuance of common shares	42,243	53,468
Distributions paid	(6,011)	(2,876)
Net cash provided by (used in) financing activities	58,011	80,517
Net change in cash and cash equivalents and foreign currencies	2,001	(21,541)
Effect of foreign currency exchange rates	101	(47)
Cash and cash equivalents and foreign currencies, beginning of period	6,073	29,590
Cash and cash equivalents and foreign currencies, end of period	$8,175	$8,002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,459	$35
Distributions declared for the period	13,346	3,641
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$3,233	$—
Change in distributions payable	4,102	765
The following table provides a reconciliation of cash and cash equivalents and foreign currencies within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2023	September 30, 2022
Cash and cash equivalents	$6,815	$5,736
Foreign currencies (cost of $1,373 and $344, respectively)	1,360	337
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$8,175	$6,073
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.#	One stop	SF +	7.00%	(j)(k)(l)	12.21%				02/2029	$7,716	$7,499	4.3%	$7,716
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)				02/2029	—	(1)	—	—
										7,716	7,498	4.3	7,716
Auto Components
COP CollisionRight Holdings, Inc.#	One stop	SF +	5.25%	(k)	10.64%				04/2028	907	898	0.5	880
COP CollisionRight Holdings, Inc.	One stop	SF +	5.25%	(k)	10.64%				04/2028	21	21	—	20
COP CollisionRight Holdings, Inc.	One stop	SF +	5.25%	(k)	10.64%				04/2028	190	186	0.1	184
Covercraft Parent III, Inc.	Senior secured	L +	4.50%	(b)	9.68%				08/2027	275	273	0.2	267
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(l)	9.84%				08/2027	56	55	—	53
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(l)	10.03%				08/2027	19	18	—	16
										1,468	1,451	0.8	1,420
Automobiles
CG Group Holdings, LLC(21)	One stop	SF +	8.75%	(k)	11.99%	cash/	2.00%	PIK	07/2027	1,819	1,791	0.9	1,728
CG Group Holdings, LLC(21)	One stop	SF +	8.75%	(j)	11.85%	cash/	2.00%	PIK	07/2026	343	338	0.2	328
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.45%				12/2027	1,709	1,696	0.9	1,658
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.45%				12/2027	1,021	1,013	0.5	990
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.45%				12/2027	305	303	0.2	296
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.45%				12/2027	186	184	0.1	180
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.45%				12/2027	176	175	0.1	171
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.45%				12/2027	154	153	0.1	149
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.45%				12/2027	127	126	0.1	123
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.45%				12/2027	123	122	0.1	120
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.45%				12/2027	123	122	0.1	120
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.45%				12/2027	102	101	—	99
Denali Midco 2, LLC#	One stop	SF +	6.50%	(j)	11.70%				12/2027	95	92	0.1	93
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.70%				12/2027	13	12	—	12
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.70%				12/2027	6	6	—	6
Denali Midco 2, LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(2)	—	(10)
Denali Midco 2, LLC(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(1)	—	(1)
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.70%				12/2027	22	21	—	21
National Express Wash Parent Holdco, LLC#	One stop	SF +	5.50%	(k)(l)	10.89%				07/2029	6,682	6,624	3.5	6,415
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)				07/2029	—	(4)	—	(20)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(j)	10.61%				07/2029	64	63	—	57
POY Holdings, LLC	One stop	SF +	5.50%	(k)	10.89%				11/2027	2,256	2,223	1.2	2,256
POY Holdings, LLC	One stop	SF +	5.50%	(k)	10.89%				11/2027	148	147	0.1	148
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(3)	—	—
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(2)	—	—
Spotless Brands, LLC#	One stop	SF +	6.50%	(k)	11.72%				07/2028	1,112	1,093	0.6	1,090
Spotless Brands, LLC	One stop	SF +	6.50%	(k)	11.72%				07/2028	121	120	0.1	118
Spotless Brands, LLC	One stop	SF +	6.50%	(k)	11.69%				07/2028	90	89	—	88
Spotless Brands, LLC(5)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	(1)
										16,797	16,602	8.9	16,234
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Financial Information Technologies, LLC#	One stop	SF +	6.50%	(k)	11.74%		06/2030	$2,832	$2,803	1.5%	$2,803
Financial Information Technologies, LLC(21)	One stop	N/A			14.00%	PIK	06/2031	1,300	1,261	0.7	1,261
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	—	—	(1)
								4,132	4,064	2.2	4,063
Building Products
BECO Holding Company, Inc.	One stop	SF +	5.25%	(k)	10.64%		11/2028	3,726	3,698	2.0	3,652
BECO Holding Company, Inc.	One stop	SF +	5.25%	(j)	10.46%		11/2027	60	56	—	51
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)		11/2028	—	(7)	—	(19)
								3,786	3,747	2.0	3,684
Chemicals
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E +	6.25%	(f)	9.54%		09/2028	1,985	2,078	1.0	1,786
PHM NL SP Bidco B.V.(7)(11)	One stop	L +	6.25%	(c)	11.46%		09/2028	790	780	0.4	711
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	SN +	6.25%	(h)	11.18%		09/2028	438	455	0.2	394
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E +	6.25%	(f)	10.01%		09/2028	210	212	0.1	189
								3,423	3,525	1.7	3,080
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.25%	(k)	10.64%		10/2028	966	955	0.5	956
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		10/2028	—	(2)	—	(2)
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		10/2028	—	(1)	—	(1)
Profile Products LLC	One stop	SF +	5.75%	(k)	11.10%		11/2027	356	350	0.2	348
Profile Products LLC(7)	One stop	SF +	5.75%	(k)	10.92%		11/2027	72	71	—	71
Profile Products LLC	One stop	SF +	5.75%	(d)(j)	11.57%		11/2027	42	42	—	41
Profile Products LLC(5)	One stop	SF +	5.75%		N/A(6)		11/2027	—	—	—	(1)
Radwell Parent, LLC#	One stop	SF +	6.53%	(k)	11.87%		03/2029	7,729	7,626	4.3	7,729
Radwell Parent, LLC#	One stop	SF +	6.75%	(k)	11.99%		03/2029	307	299	0.2	308
Radwell Parent, LLC	One stop	SF +	6.75%	(k)	11.99%		03/2028	48	45	—	48
Radwell Parent, LLC(5)	One stop	SF +	6.53%		N/A(6)		03/2029	—	(12)	—	—
								9,520	9,373	5.2	9,497
Containers and Packaging
Chase Intermediate	One stop	SF +	5.50%	(j)(k)(l)	10.84%		10/2028	4,082	4,053	2.2	4,000
Chase Intermediate	One stop	SF +	5.50%	(l)	10.74%		10/2028	150	147	0.1	143
Chase Intermediate	One stop	SF +	5.50%		N/A(6)		10/2028	—	—	—	—
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(k)	10.84%		10/2028	1,944	1,919	1.0	1,886
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(k)	10.84%		10/2027	40	36	—	33
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(k)	10.84%		10/2028	6	1	—	5
Fortis Solutions Group, LLC(5)	One stop	SF +	5.50%	(k)	10.84%		10/2028	4	—	—	(17)
								6,226	6,156	3.3	6,050
Diversified Consumer Services
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.68%		07/2027	144	143	0.1	144
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.68%		07/2027	98	97	0.1	98
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.68%		07/2027	95	94	0.1	95
COP Hometown Acquisitions, Inc.	Senior secured	SF +	4.75%	(b)(k)	10.13%		07/2027	87	86	—	87
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.70%		07/2027	62	62	—	62
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.76%		07/2027	44	44	—	44
COP Hometown Acquisitions, Inc.	Senior secured	SF +	4.50%		N/A(6)		07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(l)	11.59%		09/2028	3,429	3,377	1.9	3,429
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(17)	—	—
EMS LINQ, LLC	One stop	SF +	6.25%	(j)	11.45%		12/2027	523	519	0.3	508
EMS LINQ, LLC	One stop	SF +	6.25%	(j)	11.45%		12/2027	49	48	—	47
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(k)	11.41%		03/2027	1,042	1,025	0.6	1,032
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(k)	11.41%		03/2027	764	754	0.4	756
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(j)(k)	11.36%		03/2027	15	14	—	15
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.50%		N/A(6)		03/2027	$—	$(3)	—%	$—
FSS Buyer LLC	One stop	SF +	5.75%	(k)	10.95%		08/2028	309	304	0.2	309
FSS Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2027	—	(1)	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(l)	11.07%		06/2029	437	430	0.3	429
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(k)	10.80%		06/2028	9	8	—	8
Mario Purchaser, LLC#	One stop	SF +	5.75%	(j)	10.95%		04/2029	419	412	0.2	407
Mario Purchaser, LLC(21)	One stop	SF +	10.75%	(j)	15.95%	PIK	04/2032	214	209	0.1	212
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	10.95%		04/2029	248	242	0.1	232
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)		04/2028	—	(1)	—	(1)
Mathnasium, LLC	One stop	SF +	5.00%	(k)	10.24%		11/2027	518	514	0.3	518
Mathnasium, LLC	One stop	SF +	5.00%	(k)	10.24%		11/2027	13	12	—	13
NSG Buyer, Inc. #	One stop	SF +	6.50%	(j)	11.70%		11/2029	6,124	6,015	3.3	6,062
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2029	—	(11)	—	(12)
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(14)	—	(1)
RW AM Holdco LLC#	One stop	SF +	5.25%	(l)	10.21%		04/2028	1,003	995	0.5	963
RW AM Holdco LLC(5)	One stop	P +	4.25%		N/A(6)		04/2028	—	(1)	—	(4)
								15,646	15,355	8.5	15,452
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	7.25%	(k)	12.49%		10/2028	1,091	1,067	0.6	1,091
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)		10/2028	—	(2)	—	—
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(j)	10.45%		07/2027	457	452	0.3	452
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(j)	10.45%		07/2027	85	85	—	83
Banker's Toolbox, Inc.(5)	One stop	SF +	5.25%		N/A(6)		07/2027	—	—	—	(1)
Flash Topco, Inc.	One stop	SF +	5.75%	(k)	10.93%		10/2028	941	934	0.5	885
Flash Topco, Inc.	One stop	SF +	6.50%	(k)	11.58%		10/2028	35	35	—	32
Flash Topco, Inc.	One stop	SF +	6.50%	(k)	11.58%		12/2024	16	16	—	16
								2,625	2,587	1.4	2,558
Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF +	6.75%	(j)	11.95%		11/2028	2,248	2,188	1.2	2,248
CST Holding Company(5)	One stop	SF +	6.75%		N/A(6)		11/2028	—	(1)	—	—
								2,248	2,187	1.2	2,248
Food and Staples Retailing
Wineshipping.com LLC	One stop	SF +	5.75%	(k)	11.16%		10/2027	380	377	0.2	365
Wineshipping.com LLC	One stop	SF +	5.75%	(k)	10.99%		10/2027	37	36	—	33
Wineshipping.com LLC	One stop	SF +	5.75%	(k)	10.86%		10/2027	10	10	—	10
								427	423	0.2	408
Food Products
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(l)	11.36%		07/2027	557	553	0.3	524
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(l)	11.36%		07/2027	44	42	—	35
Ultimate Baked Goods Midco LLC	One stop	SF +	6.25%	(j)	11.45%		08/2027	375	372	0.2	375
Ultimate Baked Goods Midco LLC(5)	One stop	SF +	6.25%		N/A(6)		08/2027	—	(2)	—	—
Whitebridge Pet Brands, LLC#	One stop	SF +	5.00%	(j)	10.20%		07/2027	1,291	1,282	0.7	1,278
Whitebridge Pet Brands, LLC(5)	One stop	SF +	5.00%		N/A(6)		07/2027	—	(2)	—	(3)
Wizard Bidco Limited(7)(8)(9)	One stop	SN +	5.67%	(h)	10.60%		03/2029	384	394	0.2	354
Wizard Bidco Limited(7)(8)(9)	One stop	SN +	5.67%	(h)	10.60%		09/2028	24	22	—	19
Wizard Bidco Limited#(7)(9)	One stop	SF +	7.00%	(k)	12.23%		03/2029	650	638	0.4	643
Wizard Bidco Limited#(7)(8)(9)	One stop	SN +	7.00%	(h)	11.93%		03/2029	226	215	0.1	223
Wizard Bidco Limited(5)(7)(8)(9)	One stop	SN +	7.00%		N/A(6)		03/2029	—	(2)	—	(2)
								3,551	3,512	1.9	3,446
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior secured	SF +	8.25%	(l)	13.36%		09/2024	21	21	—	21
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.50%	(j)	10.60%		05/2028	297	294	0.2	297
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(j)	10.60%		05/2028	9	8	—	9
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(k)	10.58%				05/2028	$9	$9	—%	$9
Color Intermediate, LLC#	One stop	SF +	5.50%	(j)	10.70%				10/2029	1,069	1,050	0.6	1,037
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(k)	12.80%				01/2029	430	422	0.2	424
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	(1)
Plasma Buyer LLC#	One stop	SF +	5.75%	(k)	10.99%				05/2029	306	300	0.2	269
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(4)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(1)	—	—
QF Holdings, Inc.	One stop	SF +	6.25%	(j)	11.45%				12/2027	35	34	—	35
Veranex, Inc.	Senior secured	SF +	5.25%	(l)	10.07%				04/2028	125	124	0.1	113
Veranex, Inc.	Senior secured	SF +	5.25%	(l)	10.54%				04/2028	43	41	—	38
Veranex, Inc.	Senior secured	SF +	5.25%	(l)	10.42%				04/2028	32	31	—	29
										2,376	2,331	1.3	2,276
Healthcare Equipment and Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(k)	11.49%				08/2028	1,894	1,878	1.1	1,894
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	11.30%				08/2028	29	28	—	29
										1,923	1,906	1.1	1,923
Healthcare Providers and Services
AAH TOPCO, LLC	One stop	SF +	5.50%	(j)	10.70%				12/2027	863	856	0.5	832
AAH TOPCO, LLC	One stop	SF +	5.50%	(j)	10.70%				12/2027	338	336	0.2	329
AAH TOPCO, LLC (21)	Subordinated debt	N/A			11.50%	PIK			12/2031	187	184	0.1	168
AAH TOPCO, LLC (5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(1)
Community Care Partners, LLC#	One stop	SF +	6.00%	(j)	11.22%				06/2026	132	131	0.1	123
Community Care Partners, LLC	One stop	SF +	6.00%		N/A(6)				06/2026	—	—	—	—
Datix Bidco Limited(7)(8)(9)	Senior secured	SN +	4.50%	(h)	9.43%				04/2025	3,203	3,410	1.7	3,139
Datix Bidco Limited(7)(8)(9)	Second lien	SN +	7.75%	(h)	12.68%				04/2026	1,137	1,208	0.6	1,114
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(k)	11.00%				11/2028	2,169	2,157	1.0	1,909
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(d)(j)	11.11%				11/2027	42	41	—	27
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(j)	9.95%				12/2026	299	297	0.2	293
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(j)	9.95%				12/2026	47	47	—	46
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Suveto Buyer, LLC	One stop	SF +	4.25%	(j)	9.45%				09/2027	1,089	1,078	0.6	1,028
Suveto Buyer, LLC	One stop	SF +	4.25%	(j)	9.45%				09/2027	47	45	—	39
										9,553	9,790	5.0	9,046
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(k)	11.43%				08/2028	688	682	0.4	688
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Barteca Restaurants, LLC	One stop	SF +	6.00%	(k)	11.41%				08/2028	46	45	—	46
ESN Venture Holdings, LLC#	One stop	SF +	6.00%	(l)	10.86%				10/2028	2,093	2,066	1.2	2,093
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(l)	10.86%				10/2028	14	13	—	14
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(l)	11.02%				10/2028	34	18	—	34
Harri US LLC(21)	One stop	SF +	10.00%	(l)	11.19%	cash/	4.00%	PIK	08/2026	48	43	—	48
Harri US LLC(21)	One stop	SF +	10.00%	(l)	11.38%	cash/	4.00%	PIK	08/2026	32	32	—	33
Harri US LLC	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC(21)	One stop	SF +	6.00%	(l)	11.47%				08/2026	32	32	—	32
Health Buyer, LLC#	Senior secured	SF +	5.25%	(d)(j)(k)	10.51%				04/2029	147	145	0.1	144
Health Buyer, LLC	Senior secured	SF +	5.25%	(j)	10.45%				04/2028	14	14	—	14
										3,148	3,089	1.7	3,146
Household Durables
Groundworks LLC#	One stop	SF +	6.50%	(j)	11.65%				03/2030	620	602	0.3	620
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(2)	—	—
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	—
										620	599	0.3	620
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(k)	11.09%				07/2027	$220	$217	0.1%	$220
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(d)(k)	11.56%				07/2027	7	7	—	7
Dwyer Instruments, Inc.	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Essential Services Holdings Corporation	One stop	L +	5.75%	(b)	10.93%				11/2026	2,725	2,707	1.5	2,670
Essential Services Holdings Corporation	One stop	SF +	5.75%	(j)	10.95%				11/2025	26	26	—	25
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(k)	10.94%				08/2029	724	711	0.4	716
Excelitas Technologies Corp.#(7)(8)	One stop	E +	5.75%	(e)	9.05%				08/2029	122	114	0.1	121
Excelitas Technologies Corp.	One stop	SF +	5.75%	(k)	10.94%				08/2028	35	34	—	34
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(2)	—	(1)
										3,859	3,814	2.1	3,792
Insurance
Alera Group, Inc.	One stop	SF +	6.00%	(j)	11.20%				10/2028	1,426	1,416	0.8	1,384
Alera Group, Inc.	One stop	SF +	6.00%	(j)	11.20%				10/2028	461	458	0.3	448
Alera Group, Inc.	One stop	SF +	6.00%	(j)	11.20%				10/2028	405	401	0.2	393
AMBA Buyer, Inc.	One stop	SF +	5.25%	(l)	10.21%				07/2027	182	180	0.1	180
AMBA Buyer, Inc.	One stop	SF +	5.25%	(l)	10.21%				07/2027	54	54	—	54
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(l)	10.21%				07/2027	48	48	—	48
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	10.46%				07/2027	5	5	—	5
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(1)
Captive Resources Midco, LLC#(21)	One stop	SF +	5.25%	(j)	5.17%	cash/	5.68%	PIK	07/2029	4,578	4,502	2.5	4,578
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(k)	12.76%				03/2029	384	375	0.2	375
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Keystone Agency Partners LLC	Senior secured	SF +	5.75%	(k)	11.14%				05/2027	337	333	0.2	333
Keystone Agency Partners LLC#	Senior secured	SF +	5.75%	(k)	11.14%				05/2027	187	184	0.1	185
Keystone Agency Partners LLC	Senior secured	SF +	5.75%	(k)	11.14%				05/2027	91	89	0.1	90
Long Term Care Group, Inc.	One stop	SF +	6.00%	(k)	11.29%				09/2027	168	165	0.1	154
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.50%	(e)	9.74%				03/2028	263	253	0.2	263
Paisley Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.75%		N/A(6)				03/2028	—	(10)	—	—
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(k)	11.74%				05/2030	1,802	1,767	1.0	1,775
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(k)	11.74%				05/2030	601	589	0.3	592
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(k)	11.14%				10/2028	622	617	0.3	610
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(k)	11.07%				10/2028	73	72	—	70
Patriot Growth Insurance Services, LLC(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	—	—	(1)
										11,687	11,494	6.4	11,533
IT Services
CivicPlus, LLC(21)	One stop	L +	6.50%	(b)	9.48%	cash/	2.50%	PIK	08/2027	356	353	0.2	352
CivicPlus, LLC#(21)	One stop	L +	6.50%	(b)	9.48%	cash/	2.50%	PIK	08/2027	228	227	0.1	226
CivicPlus, LLC(21)	One stop	L +	6.50%	(b)	9.48%	cash/	2.50%	PIK	08/2027	167	165	0.1	165
CivicPlus, LLC(21)	One stop	SF +	11.75%	(l)	16.58%				06/2034	154	150	0.1	152
CivicPlus, LLC	One stop	L +	6.00%	(a)	11.15%				08/2027	14	14	—	14
Critical Start, Inc.#(21)	One stop	SF +	6.75%	(k)	8.17%	cash/	3.63%	PIK	05/2028	188	186	0.1	186
Critical Start, Inc.	One stop	SF +	6.75%		N/A(6)				05/2028	—	—	—	—
Critical Start, Inc.#(21)	One stop	SF +	6.75%	(k)	8.17%	cash/	3.63%	PIK	05/2028	102	100	0.1	101
Goldcup 31018 AB(7)(8)(15)(21)	One stop	E +	13.25%	(f)	9.32%	cash/	9.57%	PIK	07/2029	808	735	0.5	800
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E +	6.50%		N/A(6)				01/2029	—	(1)	—	(1)
Goldcup 31018 AB(7)(8)(15)(21)	One stop	E +	16.46%	(e)	9.71%	cash/	9.96%	PIK	07/2029	77	73	—	75
Netwrix Corporation#	One stop	SF +	5.00%	(l)	10.30%				06/2029	3,473	3,448	1.9	3,403
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(6)	—	(20)
Netwrix Corporation	One stop	SF +	5.00%	(k)	10.24%				06/2029	27	25	—	25
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(l)	15.57%				10/2026	205	202	0.1	205
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(k)(l)	15.67%				10/2026	36	36	—	36
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(k)	16.87%	10/2026	$15	$15	—%	$15
Zarya Holdco, Inc.#	Senior secured	SF +	6.50%	(k)	11.76%	07/2027	437	437	0.2	437
Zarya Holdco, Inc.	Senior secured	SF +	6.50%	(k)	11.73%	07/2027	6	6	—	6
							6,293	6,165	3.4	6,177
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	6.50%	(k)	11.59%	11/2029	6,314	6,172	3.5	6,314
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)	11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)	11/2029	—	(23)	—	—
Covaris Intermediate 3, LLC	One stop	SF +	5.25%	(k)	10.64%	01/2028	234	232	0.1	222
Covaris Intermediate 3, LLC	One stop	SF +	5.25%	(k)	10.64%	01/2028	24	23	—	22
Covaris Intermediate 3, LLC(5)	One stop	SF +	5.25%		N/A(6)	01/2028	—	(4)	—	—
PAS Parent Inc.	One stop	SF +	5.25%	(j)	10.47%	12/2028	2,483	2,447	1.4	2,434
PAS Parent Inc.	One stop	SF +	5.25%	(j)	10.47%	12/2027	63	58	—	59
PAS Parent Inc.(5)	One stop	SF +	5.25%		N/A(6)	12/2028	—	(7)	—	(6)
Reaction Biology Corporation	One stop	SF +	5.25%	(l)	10.36%	03/2029	325	323	0.2	315
Reaction Biology Corporation	One stop	SF +	5.25%	(l)	10.36%	03/2029	301	299	0.2	292
Reaction Biology Corporation	One stop	SF +	5.25%	(l)	10.36%	03/2029	200	199	0.1	194
Reaction Biology Corporation	One stop	SF +	5.25%	(k)(l)	10.63%	03/2029	32	31	—	29
Reaction Biology Corporation(5)	One stop	SF +	5.25%		N/A(6)	03/2029	—	(3)	—	(10)
Unchained Labs, LLC	Senior secured	SF +	5.50%	(j)	10.65%	08/2027	57	56	—	52
Unchained Labs, LLC	Senior secured	SF +	5.50%	(j)	10.65%	08/2027	48	47	—	46
Unchained Labs, LLC(5)	Senior secured	SF +	5.50%		N/A(6)	08/2027	—	—	—	(1)
							10,081	9,849	5.5	9,962
Marine
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(k)	11.24%	04/2029	4,420	4,384	2.4	4,288
Project Nike Purchaser, LLC	One stop	SF +	6.00%	(k)	11.24%	04/2029	45	44	—	41
							4,465	4,428	2.4	4,329
Paper and Forest Products
Messenger, LLC#	One stop	SF +	5.75%	(k)	11.14%	12/2027	598	593	0.3	574
Messenger, LLC	One stop	SF +	5.75%	(k)	10.95%	12/2027	180	179	0.1	173
Messenger, LLC	One stop	SF +	5.75%	(k)	11.14%	12/2027	90	90	0.1	87
Messenger, LLC	One stop	P +	4.75%	(d)(j)	12.15%	12/2027	31	31	—	30
							899	893	0.5	864
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF +	5.50%	(k)	10.74%	05/2029	790	777	0.4	767
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF +	5.75%	(k)	10.99%	05/2029	141	139	0.1	138
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF +	5.75%	(j)	10.85%	05/2029	59	58	—	57
Caerus Midco 3 S.A.R.L.(5)(7)(13)	One stop	SF +	5.50%		N/A(6)	05/2029	—	(1)	—	(4)
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF +	5.75%		N/A(6)	05/2029	—	—	—	—
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(j)	11.22%	10/2028	598	589	0.3	577
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(j)	11.22%	10/2028	200	197	0.1	193
Cobalt Buyer Sub, Inc.(5)	One stop	SF +	6.00%		N/A(6)	10/2027	—	(1)	—	(3)
Cobalt Buyer Sub, Inc.#	One stop	SF +	6.00%	(j)	11.19%	10/2028	167	161	0.1	161
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(h)	9.68%	08/2028	1,429	1,532	0.8	1,358
Spark Bidco Limited#(7)(8)(9)	Senior secured	SN +	6.00%	(h)	10.93%	08/2028	628	592	0.3	628
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(h)	9.68%	08/2028	173	154	0.1	165
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(h)	9.68%	08/2028	152	144	0.1	144
Spark Bidco Limited(5)(7)(8)(9)	Senior secured	SN +	4.75%		N/A(6)	02/2028	—	(2)	—	(4)
Spark Bidco Limited(5)(7)(9)	Senior secured	SF +	6.00%		N/A(6)	08/2028	—	(6)	—	—
							4,337	4,333	2.3	4,177
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(j)	11.33%				05/2029	$554	$546	0.3%	$547
bswift, LLC#	One stop	SF +	6.63%	(j)	11.76%				11/2028	467	454	0.3	467
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(k)(l)	10.84%				10/2027	240	237	0.1	240
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(1)	—	—
Citrin Cooperman Advisors LLC#	One stop	SF +	6.25%	(l)	11.22%				10/2027	133	130	0.1	133
DISA Holdings Corp.#	Senior secured	SF +	5.50%	(j)	10.66%				09/2028	331	325	0.2	331
DISA Holdings Corp.(21)	Subordinated debt	SF +	10.00%	(j)	13.13%	cash/	2.00%	PIK	03/2029	50	49	—	50
DISA Holdings Corp.	Senior secured	SF +	5.50%	(j)	10.66%				09/2028	20	20	—	20
DISA Holdings Corp.	One stop	SF +	5.50%	(j)	10.65%				09/2028	15	15	—	15
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(1)	—	—
Eliassen Group, LLC#	One stop	SF +	5.50%	(l)	10.84%				04/2028	75	74	0.1	75
Eliassen Group, LLC	One stop	SF +	4.50%	(k)	9.73%				04/2028	7	7	—	7
Filevine, Inc.(21)	One stop	SF +	6.50%	(k)(l)	9.12%	cash/	2.50%	PIK	04/2027	299	291	0.2	301
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC	One stop	SF +	6.00%	(j)(k)	11.17%				09/2028	367	362	0.2	367
IG Investments Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				09/2027	—	(1)	—	—
IG Investments Holdings, LLC	One stop	SF +	6.00%	(k)	11.15%				09/2028	35	34	—	35
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(k)	10.45%				11/2028	3,244	3,226	1.7	3,147
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(k)	10.61%				11/2028	131	129	0.1	124
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	SF +	5.25%		N/A(6)				11/2028	—	(5)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%		N/A(6)				11/2028	—	—	—	—
Procure Acquireco, Inc.	One stop	SF +	5.00%	(k)	10.41%				12/2028	955	947	0.5	955
Procure Acquireco, Inc.	One stop	SF +	5.00%		N/A(6)				12/2028	—	—	—	—
Procure Acquireco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(4)	—	—
										6,923	6,834	3.8	6,814
Software
Anaplan, Inc.#	One stop	SF +	6.50%	(j)	11.60%				06/2029	8,552	8,479	4.7	8,466
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2)	—	(1)
Armstrong Bidco Limited#(7)(8)(9)	One stop	SN +	5.25%	(h)	10.18%				06/2029	649	610	0.4	614
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(h)	10.18%				06/2029	298	270	0.2	279
Arrow Buyer, Inc.#	One stop	SF +	6.50%	(k)	11.74%				06/2030	2,048	1,997	1.1	2,022
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(6)	—	(3)
Auvik Networks Inc.(7)(10)(21)	One stop	SF +	5.75%	(k)	8.20%	cash/	2.75%	PIK	07/2027	412	410	0.2	401
Auvik Networks Inc.#(7)(10)(21)	One stop	SF +	6.25%	(k)	8.20%	cash/	3.25%	PIK	07/2027	86	86	—	86
Auvik Networks Inc.(5)(7)(10)	One stop	SF +	3.00%		N/A(6)				07/2027	—	(1)	—	(2)
Bayshore Intermediate #2, L.P.(21)	One stop	SF +	7.50%	(k)	12.82%				10/2028	3,978	3,922	2.2	3,939
Bayshore Intermediate #2, L.P.	One stop	SF +	6.50%	(j)	11.77%				10/2027	33	31	—	32
Bonterra LLC	One stop	L +	6.25%	(b)	11.79%				09/2027	3,586	3,549	1.9	3,406
Bonterra LLC	One stop	L +	6.25%	(b)	11.72%				09/2027	197	195	0.1	187
Bonterra LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2027	—	(8)	—	(26)
Bottomline Technologies, Inc.	One stop	SF +	5.25%	(j)	10.33%				05/2029	1,556	1,530	0.8	1,509
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	(5)
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(11)	One stop	SF +	7.25%	(l)	12.05%				01/2029	507	492	0.3	499
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(11)	One stop	SF +	7.25%	(l)	12.05%				01/2029	134	131	0.1	132
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(11)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(11)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	(1)
Coupa Holdings, LLC#	One stop	SF +	7.50%	(j)	12.60%				02/2030	3,071	2,998	1.6	2,994
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	$—	$(3)	—%	$(7)
Daxko Acquisition Corporation	One stop	SF +	5.50%	(j)	10.70%				10/2028	1,550	1,538	0.8	1,488
Daxko Acquisition Corporation	One stop	SF +	5.50%	(j)	10.70%				10/2028	131	129	0.1	125
Daxko Acquisition Corporation	One stop	P +	4.50%	(d)	12.75%				10/2027	21	20	—	15
Daxko Acquisition Corporation	One stop	SF +	5.50%		N/A(6)				10/2028	—	—	—	—
Dragon UK Bidco Limited(7)(8)(9)	One stop	SN +	6.00%	(h)	10.93%				02/2029	819	840	0.4	786
Dragon UK Bidco Limited(7)(8)(9)	One stop	C +	6.00%	(g)	11.39%				02/2029	491	499	0.3	472
Dragon UK Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(8)
Gainsight, Inc.(21)	One stop	L +	6.75%	(c)	11.58%	PIK			07/2027	654	647	0.4	647
Gainsight, Inc.(21)	One stop	SF +	6.75%	(j)	11.94%	PIK			07/2027	81	80	—	80
GTY Technology Holdings, Inc.#(21)	One stop	SF +	6.87%	(k)	7.82%	cash/	4.30%	PIK	07/2029	1,725	1,696	0.9	1,708
GTY Technology Holdings, Inc.(21)	One stop	SF +	6.88%	(k)	7.80%	cash/	4.30%	PIK	07/2029	1,126	1,105	0.6	1,115
GTY Technology Holdings, Inc.(21)	One stop	SF +	6.88%	(k)	7.82%	cash/	4.30%	PIK	07/2029	206	205	0.1	204
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	(1)
ICIMS, Inc.#(21)	One stop	SF +	7.25%	(k)	8.50%	cash/	3.88%	PIK	08/2028	13,796	13,595	7.5	13,520
ICIMS, Inc.	One stop	SF +	6.75%	(k)	11.99%				08/2028	47	43	—	42
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(66)
IQN Holding Corp. #	One stop	SF +	5.25%	(l)	10.38%				05/2029	859	851	0.5	843
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(2)	—	(6)
IQN Holding Corp.	One stop	SF +	5.25%	(j)	10.35%				05/2028	12	11	—	10
Island Bidco AB#(7)(8)(15)(21)	One stop	E +	7.25%	(f)	3.93%	cash/	7.25%	PIK	07/2028	360	342	0.2	360
Island Bidco AB#(7)(15)(21)	One stop	SF +	7.00%	(l)	8.84%	cash/	3.50%	PIK	07/2028	171	170	0.1	171
Island Bidco AB(7)(15)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(15)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.#(21)	One stop	SF +	6.25%	(j)	8.85%	cash/	2.50%	PIK	06/2029	4,185	4,131	2.3	4,101
Kaseya Inc.(21)	One stop	SF +	6.25%	(j)	8.86%	cash/	2.50%	PIK	06/2029	41	39	—	37
Kaseya Inc.(21)	One stop	SF +	6.25%	(j)	8.86%	cash/	2.50%	PIK	06/2029	15	13	—	10
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(j)	10.70%				12/2028	1,190	1,181	0.6	1,143
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(j)	10.70%				12/2027	43	42	—	39
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(j)	10.70%				12/2028	138	129	—	94
Naviga Inc.	Senior secured	SF +	7.00%	(k)	12.34%				12/2023	6	6	—	6
PING Identity Holding Corp.#	One stop	SF +	7.00%	(j)	12.08%				10/2029	910	897	0.5	910
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(j)	11.85%				09/2028	239	237	0.1	236
ProcessUnity Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	(1)
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(k)	11.99%				09/2028	48	47	—	47
ProcessUnity Holdings, LLC#	One stop	SF +	6.75%	(k)	11.99%				09/2028	146	144	0.1	144
QAD, Inc.	One stop	SF +	5.38%	(j)	10.48%				11/2027	3,887	3,858	2.1	3,887
QAD, Inc.(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(l)	11.30%				06/2029	2,428	2,407	1.3	2,337
Quant Buyer, Inc.#	One stop	SF +	6.00%	(l)	11.30%				06/2029	2,045	2,028	1.1	1,969
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(3)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(40)	—	(42)
Rainforest Bidco Limited(7)(8)(9)(21)	One stop	SN +	6.13%	(h)	8.42%	cash/	2.63%	PIK	07/2029	712	652	0.4	705
Rainforest Bidco Limited(7)(9)(21)	One stop	SF +	6.13%	(i)	8.55%	cash/	2.63%	PIK	07/2029	132	131	0.1	131
Rainforest Bidco Limited(7)(8)(9)(21)	One stop	SN +	6.13%	(h)	8.42%	cash/	2.63%	PIK	07/2029	52	48	—	52
Riskonnect Parent, LLC#	One stop	SF +	5.50%	(k)	10.89%				12/2028	4,201	4,168	2.3	4,117
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(2)	—	(5)
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(1)	—	(2)
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.25%	(j)	11.35%				08/2029	17,386	17,082	9.5	17,212
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(5)	—	(3)
Sapphire Bidco Oy(7)(8)(14)	One stop	E +	6.00%	(e)	9.08%				04/2029	1,866	1,694	1.0	1,847
Tahoe Bidco B.V. (7)(11)	One stop	L +	6.00%	(a)	11.15%				09/2028	683	678	0.4	683
Tahoe Bidco B.V. (5)(7)(11)	One stop	SF +	6.00%		N/A(6)				10/2027	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Templafy APS and Templafy, LLC#(7)(17)	One stop	SF +	6.50%	(l)	11.57%				07/2028	$554	$541	0.3%	$554
Templafy APS and Templafy, LLC(7)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(3)	—	—
Vendavo, Inc.	One stop	SF +	5.75%	(k)	11.09%				09/2027	1,103	1,096	0.6	1,047
Vendavo, Inc.	One stop	P +	4.75%	(d)	13.00%				09/2027	25	24	—	18
WebPT, Inc.	One stop	SF +	6.75%	(k)	12.11%				01/2028	35	34	—	34
Zendesk, Inc.#(21)	One stop	SF +	7.00%	(k)	8.75%	cash/	3.50%	PIK	11/2028	9,291	9,126	5.1	9,291
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(2)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(21)	—	—
										98,517	96,796	53.3	96,620
Specialty Retail
Ave Holdings III, Corp	One stop	SF +	5.50%	(k)	10.89%				02/2028	1,024	1,008	0.5	994
Ave Holdings III, Corp	One stop	SF +	5.50%	(k)	10.89%				02/2028	494	491	0.3	480
Ave Holdings III, Corp(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(3)
Ave Holdings III, Corp	One stop	SF +	5.50%	(k)	10.88%				02/2028	269	253	0.1	225
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(k)	10.93%				08/2029	14,424	14,200	7.8	14,135
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.00%				08/2030	2,088	2,046	1.1	1,963
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(7)	—	(8)
PPV Intermediate Holdings, LLC(5)(21)	One stop	N/A			13.00%				08/2030	3	(4)	—	(2)
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.00%				08/2030	483	477	0.3	454
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.00%				08/2030	89	88	—	83
Salon Lofts Group, LLC	One stop	SF +	6.25%	(k)(l)	11.59%				08/2028	310	307	0.2	310
Salon Lofts Group, LLC#	One stop	SF +	6.25%	(k)(l)	11.58%				08/2028	4,746	4,705	2.6	4,746
Salon Lofts Group, LLC	One stop	SF +	6.25%	(l)	11.38%				08/2028	78	77	—	78
Salon Lofts Group, LLC	One stop	SF +	6.25%	(l)	11.58%				08/2028	54	52	—	54
Salon Lofts Group, LLC(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(15)	—	—
Salon Lofts Group, LLC	One stop	SF +	6.25%	(k)	11.31%				08/2028	245	243	0.1	245
Salon Lofts Group, LLC	One stop	SF +	6.25%	(k)	11.46%				08/2028	102	101	0.1	102
SureWerx Purchaser III, Inc.#	One stop	SF +	6.75%	(k)	11.99%				12/2029	786	768	0.4	786
SureWerx Purchaser III, Inc.	One stop	SF +	6.75%	(k)	11.99%				12/2028	9	8	—	9
SureWerx Purchaser III, Inc.(5)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(2)	—	—
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(l)	11.26%				04/2028	459	453	0.3	450
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(k)	10.90%				04/2028	176	169	0.1	173
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop	P +	4.50%	(d)	12.75%				04/2028	1	—	—	(1)
										25,840	25,417	13.9	25,273
Water Utilities
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(a)(b)(c)	9.70%				11/2026	75	73	—	73
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(a)	9.69%				11/2026	12	12	—	12
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(c)(d)	10.60%				10/2026	4	3	—	3
										91	88	—	88

Total debt investments										$268,177	$264,306	144.6%	$262,496
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(18)(19)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	21	$207	0.1%	$239
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		N/A	—	51	—	33
Go Car Wash Parent, Corp.(20)	Preferred Stock	N/A	13.00%	Non-Cash	N/A	—	491	0.3	503
Go Car Wash Parent, Corp.	Common Stock	N/A	N/A		N/A	—	97	0.1	91
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	1	81	0.1	108
POY Holdings, LLC(20)	LLC units	N/A	N/A		N/A	41	41	—	96
							761	0.5	831
Building Products
BECO Holding Company, Inc.(20)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	15	1,606	0.9	1,703
BECO Holding Company, Inc.	LP Interest	N/A	N/A		N/A	1	103	0.1	100
							1,709	1.0	1,803
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A		N/A	36	36	—	40
EGD Security Systems, LLC	Common Stock	N/A	N/A		N/A	376	254	0.3	519
Radwell Parent, LLC(20)	LP units	N/A	N/A		N/A	1	105	0.1	130
							395	0.4	689
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A		N/A	19	19	—	27

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	93	93	0.1	98
EMS LINQ, LLC	LP Interest	N/A	N/A		N/A	33	33	—	25
HS Spa Holdings, Inc.	Common Stock	N/A	N/A		N/A	31	31	—	31
NSG Buyer, Inc.	LP units	N/A	N/A		N/A	1	551	0.3	541
							708	0.4	695
Food Products
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A		N/A	—	34	—	19
Louisiana Fish Fry Products, Ltd.	Preferred Stock	N/A	N/A		N/A	—	1	—	2
							35	—	21
Healthcare Providers and Services
Suveto Buyer, LLC	Common Stock	N/A	N/A		N/A	—	36	—	22

Hotels, Restaurants and Leisure
Harri US LLC	LLC units	N/A	N/A		N/A	5	43	—	40
Harri US LLC	Preferred Stock	N/A	N/A		N/A	5	30	—	33
Harri US LLC	Warrant	N/A	N/A		N/A	2	7	—	9
							80	—	82
IT Services
Critical Start, Inc.	Common Stock	N/A	N/A		N/A	17	17	—	19
Kentik Technologies, Inc.	Preferred Stock	N/A	N/A		N/A	11	63	0.1	63
Netwrix Corporation	LLC units	N/A	N/A		N/A	7	15	—	15
							95	0.1	97
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	275	275	0.2	275
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	275	—	—	46
PAS Parent Inc.	LP Interest	N/A	N/A		N/A	1	82	—	72
PAS Parent Inc.	Preferred Stock	N/A	N/A		N/A	—	12	—	14
Reaction Biology Corporation	LLC units	N/A	N/A		N/A	—	39	—	41
							408	0.2	448
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper and Forest Products
Messenger, LLC	LLC units	N/A			N/A		N/A	—	$27	—%	$15
Messenger, LLC	LLC units	N/A			N/A		N/A	—	—	—	—
									27	—	15
Pharmaceuticals
Cobalt Buyer Sub, Inc.(20)	Preferred Stock	N/A			10.00%	Non-Cash	N/A	—	540	0.3	596
Cobalt Buyer Sub, Inc.	Preferred Stock	N/A			N/A		N/A	—	11	—	11
Cobalt Buyer Sub, Inc.	Common Stock	N/A			N/A		N/A	—	—	—	—
									551	0.3	607
Professional Services
Enboarder, Inc.(7)(12)	Preferred Stock	N/A			N/A		N/A	3	32	—	32
Filevine, Inc.	Preferred Stock	N/A			N/A		N/A	36	231	0.2	275
Filevine, Inc.	Warrant	N/A			N/A		N/A	5	8	—	30
Procure Acquireco, Inc.	LP Interest	N/A			N/A		N/A	—	42	—	50
									313	0.2	387
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	336	336	0.2	398
Auvik Networks Inc.(7)(10)	Preferred Stock	N/A			N/A		N/A	2	17	—	19
Auvik Networks Inc.(7)(10)	Preferred Stock	N/A			N/A		N/A	—	2	—	2
Bayshore Intermediate #2, L.P.	Common Stock	N/A			N/A		N/A	243	243	0.1	187
Cynet Security Ltd.(7)(16)	Preferred Stock	N/A			N/A		N/A	13	46	—	51
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	26	26	—	29
Kaseya Inc.(20)	Preferred Stock	N/A			11.75%	Non-Cash	N/A	2	1,973	1.1	1,975
Kaseya Inc.	LP Interest	N/A			N/A		N/A	46	46	—	44
Ministry Brands Holdings LLC	LP Interest	N/A			N/A		N/A	46	46	—	34
Onit, Inc.(20)	Preferred Stock	N/A			15.00%	Non-Cash	N/A	—	44	—	46
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	7
QAD, Inc.	Preferred Stock	N/A			N/A		N/A	—	97	0.1	105
QAD, Inc.	Common Stock	N/A			N/A		N/A	7	—	—	—
Riskonnect Parent, LLC(20)	Preferred Stock	N/A			11.00%	Non-Cash	N/A	1	1,072	0.6	1,036
Riskonnect Parent, LLC(20)	Preferred Stock	SF +	10.50%	(k)	15.74%	Non-Cash	N/A	1	676	0.4	705
Riskonnect Parent, LLC	LP Interest	N/A			N/A		N/A	47	47	0.1	52
Templafy APS and Templafy, LLC(7)(17)	Warrant	N/A			N/A		N/A	—	11	—	8
Zendesk, Inc.	LP units	N/A			N/A		N/A	21	211	0.2	240
									4,899	2.8	4,938
Specialty Retail
Ave Holdings III, Corp(20)	Preferred Stock	N/A			11.50%	Non-Cash	N/A	1	1,050	0.6	1,039
Ave Holdings III, Corp	LP units	N/A			N/A		N/A	—	127	0.1	118
Salon Lofts Group, LLC	LP units	N/A			N/A		N/A	—	116	0.1	111
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A			N/A		N/A	—	5	—	4
									1,298	0.8	1,272

Total equity investments									$11,541	6.8%	$12,173

Total investments									$275,847	151.4%	$274,669

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)					4.91%	(22)			$3,365	1.9%	$3,365

Total investments and money market funds									$279,212	153.3%	$278,034

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

#	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Canadian Bankers’ Acceptance Rate (“CDOR” or “C”) or London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2023, as the loan may have priced or repriced based on an index rate prior to June 30, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 30-day LIBOR, which was 5.22% as of June 30, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 5.55% as of June 30, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was 5.76% as of June 30, 2023.
(d) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.25% as of June 30, 2023.
(e) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.58% as of June 30, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.90% as of June 30, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.40% as of June 30, 2023.
(h) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.93% as of June 30, 2023.
(i) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.09% as of June 30, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.14% as of June 30, 2023.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.27% as of June 30, 2023.
(l) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.39% as of June 30, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2023.
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
(6)The entire commitment was unfunded as of June 30, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, total non-qualifying assets at fair value represented 8.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(21)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2023.
(22)The rate shown is the annualized seven-day yield as of June 30, 2023.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2023, interest income included $242 and $602, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2022, interest income included $69 and $190, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2023, the Company received loan origination fees of $200 and $1,550, respectively. For the three and nine months ended June 30, 2022, the Company received loan origination fees of $682 and $1,629, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2023, interest income included $621 and $1,453, respectively, of PIK interest and the Company capitalized PIK interest of $593 and $1,375, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2022, interest income included $106 and $277, respectively, of PIK interest and the Company capitalized PIK interest of $152 and $257, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three months ended June 30, 2023, there was no fee income from non-recurring prepayment premiums. For the nine months ended June 30, 2023, fee income included $4 from non-recurring prepayment premiums. All other income is recorded into income when earned. For the three and nine months ended June 30, 2022, fee income included no non-recurring prepayment premiums.

For the three and nine months ended June 30, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $6,479 and $17,458, respectively. For the three and nine months ended June 30, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $1,570 and $3,282, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and nine months ended June 30, 2023, the Company recognized PIK and non-cash dividend income of $246 and $694, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2022, the Company had no capitalized PIK and non-cash dividends. For the three and nine months ended June 30, 2023 and 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and nine months ended June 30, 2023, the Company recorded dividend income received in cash of $0 and $1, respectively, and return of capital cash distributions of $85 and $121, respectively. For the three and nine months ended June 30, 2022, the Company did not record dividend income or receive any return of capital cash distributions.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2023 and September 30, 2022, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2023, $0 and $143, respectively, was recorded for U.S. federal excise tax. For the three and nine months ended June 30, 2022, $0 and $8, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2023. The Company’s tax returns for the 2021 tax year remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2023 and September 30, 2022, the Company

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
had deferred debt issuance costs of $751 and $632, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings.
Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2023 was $107 and $269, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2022 was $33 and $37, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and nine months ended June 30, 2023, the Company amortized $32 and $96, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statement of Operations. For the three and nine months ended June 30, 2022, the Company amortized $32 and $96, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of June 30, 2023 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$446,051	$177,921	$339,551	$135,678

As of June 30, 2023 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 39.9% and 40.0%, respectively, and the Company had uncalled capital commitments of $268,130 and $203,872, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLC common stock issued for the nine months ended June 30, 2023 and 2022:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the nine months ended June 30, 2022
Issuance of shares	10/28/21	673,368.333	$15.00	$10,100
Issuance of shares	01/28/22	416,021.000	15.00	6,241
Issuance of shares	03/24/22	416,021.000	15.00	6,241
Issuance of shares	04/15/22	568,028.000	15.00	8,520
Issuance of shares	05/27/22	639,031.533	15.00	9,585
Issuance of shares	06/27/22	852,042.000	15.00	12,781
Shares issued for capital drawdowns		3,564,511.866		$53,468

Shares issued for the nine months ended June 30, 2023
Issuance of shares	11/14/22	1,018,651.533	$15.00	$15,280
Issuance of shares	02/06/23	905,468.001	15.00	13,582
Issuance of shares	06/26/23	892,101.000	15.00	13,381
Shares issued for capital drawdowns		2,816,220.534		$42,243
Issuance of shares	12/28/22	945.746	$15.00	$14
Issuance of shares	02/28/23	30,624.251	15.00	460
Issuance of shares	03/21/23	38,331.885	15.00	575
Issuance of shares	05/23/23	104,500.708	15.00	1,567
Issuance of shares	06/21/23	41,130.648	15.00	617
Shares issued through DRIP		215,533.238		$3,233

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

For the three and nine months ended June 30, 2023, the base management fees incurred by the Company were $667 and $1,858, respectively, and the base management fees irrevocably waived by the Investment Adviser were $445 and $1,239, respectively. For the three and nine months ended June 30, 2022, the base management fees incurred by the Company were $257 and $567, respectively, and the base management fees irrevocably waived by the Investment Adviser were $257 and $567, respectively.

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

For the three and nine months ended June 30, 2023, the Income Incentive Fee incurred was $554 and $1,460, respectively. For the three and nine months ended June 30, 2022, the Income Incentive Fee incurred was $131 and $325, respectively. For the three and nine months ended June 30, 2022, the Investment Advisor voluntarily agreed to irrevocably waive $0 and $96, respectively, of Income Incentive Fee incurred by the Company.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 10.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ended December 31, 2021, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from the date the Company elected to be a BDC.

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

For the three and nine months ended June 30, 2023 and 2022, the Company did not accrue a Capital Gain Incentive Fee. As of June 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

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

For the three and nine months ended June 30, 2023, the Company did not accrue a capital gain incentive fee under GAAP. For the three months ended June 30, 2022, the Company recorded a reversal of the accrual of capital gain incentive fee under GAAP of $42. For the nine months ended June 30, 2022, there was no accrual for capital gain incentive fee under GAAP.

As of June 30, 2023, and September 30, 2022, there was no accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2023, included in accounts payable and accrued expenses is $94 for allocated shared services under the Administration Agreement. As of September 30, 2022, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement, as a result of the waiver of reimbursement of certain expenses by the Administrator and the Investment Adviser described in the Other related party transactions section below.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both June 30, 2023 and September 30, 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2023 were $489 and $650, respectively. There were no expenses reimbursed to the Administrator for three and nine months ended June 30, 2022. As of June 30, 2023 and September 30, 2022, accounts payable and accrued expenses included $130 and $0, net of waiver of the reimbursement of operating expenses, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of June 30, 2023, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of June 30, 2023, the Company has issued 4,665,322.961 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $69,886 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of June 30, 2023, GDLCF has an aggregate commitment of $220,000. As of June 30, 2023, the Company has issued 2,133,686.989 shares of its common stock to GDLC Feeder Fund L.P. in exchange for aggregate capital contributions totaling $31,900.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2023, permits the Company to borrow a maximum of $70,000 and expires on July 1, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5.    Investments

Investments as of June 30, 2023 and September 30, 2022 consisted of the following:

	As of June 30, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$8,804	$9,006	$8,587	$7,273	$8,097	$7,076
One stop	257,999	253,859	252,577	188,363	186,150	183,916
Second lien	1,137	1,208	1,114	1,000	1,204	950
Subordinated debt	237	233	218	172	169	163
Equity	N/A	11,541	12,173	N/A	9,278	9,731
Total	$268,177	$275,847	$274,669	$196,808	$204,898	$201,836

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2023			As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$50,636	18.4%		$38,848	19.0%
Midwest	33,486	12.1		26,738	13.0
Northeast	49,434	17.9		34,172	16.7
Southeast	48,233	17.5		31,870	15.6
Southwest	29,206	10.6		27,527	13.4
West	43,309	15.7		28,062	13.7
Canada	514	0.2		501	0.2
United Kingdom	11,592	4.2		9,367	4.6
Netherlands	4,824	1.7		3,521	1.7
Australia	32	0.0	*	32	0.0	*
Luxembourg	973	0.4		778	0.4
Finland	1,694	0.6		1,691	0.8
Sweden	1,319	0.5		1,198	0.6
Israel	46	0.0	*	46	0.0	*
Denmark	549	0.2		547	0.3
Total	$275,847	100.0%		$204,898	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2023			As of September 30, 2022
Fair Value:
United States
Mid-Atlantic	$50,793	18.5%		$38,975	19.3%
Midwest	33,505	12.2		26,542	13.2
Northeast	49,037	17.9		33,916	16.8
Southeast	48,332	17.6		31,819	15.8
Southwest	29,034	10.6		27,483	13.6
West	43,139	15.7		27,606	13.7
Canada	506	0.2		491	0.2
United Kingdom	11,075	4.0		7,728	3.8
Netherlands	4,393	1.6		3,051	1.5
Australia	32	0.0	*	35	0.0	*
Luxembourg	958	0.3		776	0.4
Finland	1,847	0.7		1,659	0.8
Sweden	1,405	0.5		1,163	0.6
Israel	51	0.0	*	46	0.0	*
Denmark	562	0.2		546	0.3
Total	$274,669	100.0%		$201,836	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2023 and September 30, 2022 were as follows:

	As of June 30, 2023		As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$7,705	2.8%	$—	—%
Auto Components	1,451	0.5	991	0.5
Automobiles	17,363	6.3	14,438	7.0
Beverages	4,064	1.5	—	—
Building Products	5,456	2.0	5,268	2.6
Chemicals	3,525	1.3	3,521	1.7
Commercial Services and Supplies	9,768	3.5	9,530	4.6
Containers and Packaging	6,175	2.2	5,906	2.9
Distributors	—	—	352	0.2
Diversified Consumer Services	16,063	5.8	10,159	5.0
Diversified Financial Services	2,587	0.9	1,451	0.7
Electronic Equipment, Instruments and Components	2,187	0.8	—	—
Food and Staples Retailing	423	0.2	406	0.2
Food Products	3,547	1.3	2,984	1.5
Health Care Technology	2,331	0.8	746	0.4
Healthcare Equipment and Supplies	1,906	0.7	1,889	0.9
Healthcare Providers and Services	9,826	3.6	9,107	4.4
Hotels, Restaurants and Leisure	3,169	1.1	952	0.5
Household Durables	599	0.2	—	—
Industrial Conglomerates	3,814	1.4	2,510	1.2
Insurance	11,494	4.2	8,545	4.2
IT Services	6,260	2.3	5,513	2.7
Life Sciences Tools & Services	10,257	3.7	3,204	1.6
Marine	4,428	1.6	3,852	1.9
Paper and Forest Products	920	0.3	916	0.4
Pharmaceuticals	4,884	1.8	3,772	1.8
Professional Services	7,147	2.6	5,926	2.9
Software	101,695	36.9	82,121	40.1
Specialty Retail	26,715	9.7	20,760	10.1
Textiles, Apparel and Luxury Goods	—	—	34	0.0	*
Water Utilities	88	0.0 *	45	0.0	*
Total	$275,847	100.0%	$204,898	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2023		As of September 30, 2022
Fair Value:
Aerospace and Defense	$7,955	2.9%	$—	—%
Auto Components	1,420	0.5	997	0.5
Automobiles	17,065	6.2	14,305	7.1
Beverages	4,063	1.5	—	—
Building Products	5,487	2.0	5,391	2.7
Chemicals	3,080	1.1	3,052	1.5
Commercial Services and Supplies	10,186	3.7	9,298	4.6
Containers and Packaging	6,077	2.2	5,871	2.9
Distributors	—	—	353	0.2
Diversified Consumer Services	16,147	5.9	10,083	5.0
Diversified Financial Services	2,558	0.9	1,430	0.7
Electronic Equipment, Instruments and Components	2,248	0.8	—	—
Food and Staples Retailing	408	0.2	395	0.2
Food Products	3,467	1.3	2,843	1.4
Health Care Technology	2,276	0.8	738	0.4
Healthcare Equipment and Supplies	1,923	0.7	1,888	0.9
Healthcare Providers and Services	9,068	3.3	7,979	3.9
Hotels, Restaurants and Leisure	3,228	1.2	954	0.5
Household Durables	620	0.2	—	—
Industrial Conglomerates	3,792	1.4	2,475	1.2
Insurance	11,533	4.2	8,451	4.2
IT Services	6,274	2.3	5,494	2.7
Life Sciences Tools & Services	10,410	3.8	3,137	1.6
Marine	4,329	1.6	3,755	1.9
Paper and Forest Products	879	0.3	922	0.5
Pharmaceuticals	4,784	1.7	3,522	1.7
Professional Services	7,201	2.6	5,885	2.9
Software	101,558	37.0	81,773	40.5
Specialty Retail	26,545	9.7	20,766	10.3
Textiles, Apparel and Luxury Goods	—	—	35	0.0	*
Water Utilities	88	0.0 *	44	0.0	*
Total	$274,669	100.0%	$201,836	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three months ended June 30, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm and each portfolio company subject to review at least once during a trailing twelve-month period. All investments as of both June 30, 2023 and September 30, 2022, were valued using Level 3 inputs. As of both June 30, 2023 and September 30, 2022, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2023 and September 30, 2022:

As of June 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$262,496	$262,496
Equity investments(1)	—	—	12,173	12,173
Money market funds(1)(2)	3,365	—	—	3,365
Total assets, at fair value:	$3,365	$—	$274,669	$278,034

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$192,105	$192,105
Equity investments(1)	—	—	9,731	9,731
Money market funds(1)(2)	2,635	—	—	2,635
Total assets, at fair value:	$2,635	$—	$201,836	$204,471

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2023 was $934 and $1,878, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2022 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2022 was ($1,709) and ($731), respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2023 and 2022:

	For the nine months ended June 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$192,105	$9,731	$201,836
Net change in unrealized appreciation (depreciation) on investments	1	178	179
Net translation of investments in foreign currencies	1,705	—	1,705
Realized gain (loss) on translation of investments in foreign currencies	(22)	—	(22)
Fundings of (proceeds from) revolving loans, net	779	—	779
Fundings of investments	70,131	2,378	72,509
PIK interest and non-cash dividends	1,375	694	2,069
Proceeds from principal payments and sales of portfolio investments	(4,180)	(808)	(4,988)
Accretion of discounts and amortization of premiums	602	—	602
Fair value, end of period	$262,496	$12,173	$274,669

	For the nine months ended June 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,818	$172	$22,990
Net change in unrealized appreciation (depreciation) on investments	67	137	204
Net translation of investments in foreign currencies	(935)	—	(935)
Fundings of (proceeds from) revolving loans, net	565	—	565
Fundings of investments	100,354	8,079	108,433
PIK interest	257	—	257
Proceeds from principal payments of portfolio investments	(2,927)	—	(2,927)
Accretion of discounts and amortization of premiums	190	—	190
Fair value, end of period	$120,389	$8,388	$128,777

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$8,587	Market rate approach	Market interest rate	8.0% - 12.5% (9.5%)
		Market comparable companies	EBITDA multiples	8.0x - 26.0x (18.7x)
One stop loans(2)	$252,577	Market rate approach	Market interest rate	6.8% - 19.8% (10.0%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (17.6x)
		Market comparable companies	Revenue multiples	5.5x - 20.0x (10.3x)
Subordinated debt and second lien loans	$1,332	Market rate approach	Market interest rate	12.5% - 14.5% (12.8%)
		Market comparable companies	EBITDA multiples	9.5x - 22.0x (21.3x)
Equity(3)	$12,173	Market comparable companies	EBITDA multiples	9.0x - 25.0x (18.0x)
			Revenue multiples	6.5x - 20.0x (13.2x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $180,368 and $72,209 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $10,660 and $1,513 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2023 and September 30, 2022:

	As of June 30, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$96,998	$96,998	$73,114	$73,114

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2023, the Company’s asset coverage for borrowed amounts was 284.3%.

PNC Facility: On March 21, 2022, the Company and GDLC Funding entered into a revolving credit and security agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC Bank”), as administrative agent, collateral agent and a lender and PNC Capital Markets LLC, as structuring agent. As of June 30, 2023, the lender has agreed to extend credit to the Company in an aggregate amount of up to $120,000, subject to leverage and borrowing base restrictions, under the PNC Facility with a stated maturity date of March 21, 2025. On August 16, 2022, the Company entered into a Joinder and First Amendment on the PNC Facility to add GDLCF, as a Borrower and Golub Onshore GP 3, LLC, the general partner to GDLCF which is controlled by the Investment Adviser. The PNC facility bears interest at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily SOFR, the Term SOFR or the Base Rate (each as defined in the PNC Facility), plus a margin ranging from 1.80% to 2.30% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of the Company.

The Company will pay to PNC Bank, an unused commitment fee, payable quarterly, equal to 0.20% to 0.30% per annum of the average unused portion of available borrowings under the PNC Facility. The PNC Facility is secured by assets held by GDLC Funding and by the unfunded commitments of investors in the Company. As of June 30, 2023 and September 30, 2022, the Company had outstanding debt of $96,998 and $60,000, respectively, under the PNC Facility.

For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balance for the PNC Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$1,474	$181	$3,762	$182
Facility fees	18	3	43	6
Amortization of debt issuance costs	107	33	269	37
Total interest expense	$1,599	$217	$4,074	$225
Cash paid for interest expense	$1,299	$—	$2,855	$—
Annualized average stated interest rate	7.1%	2.6%	6.5%	2.6%
Average outstanding balance	$83,766	$27,440	$77,839	$9,222

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2023 and September 30, 2022, the Company was permitted to borrow up to $70,000 which had a maturity date of July 1, 2024. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR in effect as of June 30, 2023 was 4.4%. As of June 30, 2023 and September 30, 2022, the Company had outstanding debt of $0 and $13,114, respectively, under the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$185	$30	$481	$66
Cash paid for interest expense	477	25	605	35
Annualized average stated interest rate	5.1%	1.2%	4.8%	0.5%
Average outstanding balance	$14,512	$10,397	$13,431	$18,152

For the three and nine months ended June 30, 2023, the average total debt outstanding was $98,278 and $91,270, respectively. For the three and nine months ended June 30, 2022, the average total debt outstanding was $37,836 and $27,374, respectively.

For the three and nine months ended June 30, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 7.3% and 6.7%, respectively. For the three and nine months ended June 30, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.6% and 1.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
PNC Facility	$96,998	—	$96,998	—	—
Total borrowings	$96,998	$—	$96,998	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2023, the Company had outstanding commitments to fund investments totaling $41,597, including $9,880 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $50,163, including $9,977 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2023 and September 30, 2022, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended
Per share data:(1)	June 30, 2023	June 30, 2022
Net asset value at beginning of period	$15.00	$14.97
Distributions declared:(2)
From net investment income	(1.25)	(1.09)
Net investment income	1.26	0.82
Net realized gain (loss) on foreign currency transactions	0.02	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.03)	0.21
Net asset value at end of period	$15.00	$14.90
Total return based on net asset value per share(4)	8.56%	6.92%
Number of common shares outstanding	12,098,235.820	5,989,253.866

	Nine months ended
Listed below are supplemental data and ratios to the financial highlights:	June 30, 2023	June 30, 2022
Ratio of net investment income to average net assets*	11.23%	7.37%
Ratio of total expenses to average net assets*(5)	7.27%	4.14%
Ratio of management fee waiver to average net assets*	(1.06)%	(1.38)%
Ratio of incentive fee waiver to average net assets(5)	—%	(0.17)%
Ratio of operating expense waiver to average net assets	—%	(0.31)%
Ratio of incentive fees to average net assets(5)	0.93%	0.59%
Ratio of excise tax to average net assets(5)	0.09%	—%
Ratio of net expenses to average net assets*(5)	6.21%	2.28%
Ratio of total expenses (without incentive fees) to average net assets*(5)	5.28%	3.55%
Total return based on average net asset value(6)	8.56%	5.68%
Total return based on average net asset value - annualized(6) *	11.44%	7.59%
Net assets at end of period	$181,473	$89,234
Average debt outstanding	$91,270	$27,374
Average debt outstanding per share	$7.54	$4.57
Portfolio Turnover*	2.72%	5.19%
Asset coverage ratio(7)	284.31%	293.79%
Asset coverage ratio per unit(8)	$2,843	$2,938
Average market value per unit(9):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A

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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2023 and 2022:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Earnings (losses) available to stockholders	$5,608	$160	$13,390	$3,119
Basic and diluted weighted average shares outstanding	11,158,826	4,694,025	10,463,416	3,671,681
Basic and diluted earnings (losses) per share	$0.50	$0.03	$1.28	$0.85

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the nine months ended June 30, 2023
08/05/2022	10/18/2022	12/28/2022	9,066,482.048	$0.1073		$973
11/18/2022	11/21/2022	12/28/2022	10,085,133.581	0.0418		422
11/18/2022	12/15/2022	02/28/2023	10,085,133.581	0.1097		1,106
11/18/2022	01/17/2023	03/21/2023	10,086,079.327	0.1373		1,384
02/07/2023	02/24/2023	05/23/2023	10,991,547.328	0.1535		1,687
02/07/2023	03/17/2023	05/23/2023	11,022,171.579	0.1966		2,166
02/07/2023	04/28/2023	06/21/2023	11,060,503.464	0.1362		1,506
05/05/2023	05/26/2023	08/22/2023	11,165,004.172	0.1806		2,016
05/05/2023	06/16/2023	08/22/2023	11,165,004.172	0.1868		2,086
Total dividends declared for the nine months ended June 30, 2023						$13,346

For the nine months ended June 30, 2022
10/05/2021	10/05/2021	11/22/2021	2,424,742.000	$—	(1)	$—
10/05/2021	10/18/2021	11/22/2021	2,424,742.000	0.1530		371
11/19/2021	11/29/2021	12/27/2021	3,098,110.333	0.0898		278
11/19/2021	12/20/2021	02/28/2022	3,098,110.333	0.1939		601
11/19/2021	01/20/2022	03/23/2022	3,098,110.333	0.1656		513
02/04/2022	02/25/2022	05/23/2022	3,514,131.333	0.1461		513
02/04/2022	03/21/2022	05/23/2022	3,514,131.333	0.1706		599
02/04/2022	04/29/2022	07/25/2022	4,498,180.333	0.0764		344
05/06/2022	05/20/2022	07/25/2022	4,498,180.333	0.0936		421
05/06/2022	06/24/2022	09/14/2022	5,137,211.866	—	(2)	—
Total dividends declared for the nine months ended June 30, 2022						$3,640

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

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2023:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the nine months ended June 30, 2023
December 28, 2022	945.746	$15.00	$14
February 28, 2023	30,624.251	15.00	460
March 21, 2023	38,331.885	15.00	575
May 23, 2023	104,500.708	15.00	1,567
June 21, 2023	41,130.648	15.00	617
	215,533.238		$3,233
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 1, 2023, the Company entered into subscription agreements with additional stockholders totaling $4,500 in aggregate.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On May 5, 2023 and August 3, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

August 30, 2023	November 22, 2023
In an amount (if positive) such that the net asset value of the Company as of August 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2023 through August 31, 2023 and the payment of this distribution is $15.00 per share

September 22, 2023	November 22, 2023
In an amount (if positive) such that the net asset value of the Company as of September 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2023 through September 30, 2023 and the payment of this distribution is $15.00 per share

October 20, 2023	December 28, 2023
In an amount (if positive) such that the net asset value of the Company as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2022, in our quarterly report on Form 10-Q for the quarter ended March 31, 2023 and in Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of April 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2023 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of June 30, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Senior secured	$8,587	3.1%	$7,076	3.5%
One stop	252,577	92.0	183,916	91.1
Second lien	1,114	0.4	950	0.5
Subordinated debt	218	0.1	163	0.1
Equity	12,173	4.4	9,731	4.8
Total	$274,669	100.0%	$201,836	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2023 and September 30, 2022, one stop loans included $72.2 million and $53.8 million, respectively, of recurring revenue loans at fair value.

As of June 30, 2023 and September 30, 2022, we had debt and equity investments in 135 and 118 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our net investment income - return on equity for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Weighted average income yield(1)*	11.8%	11.3%	11.2%	7.0%
Weighted average investment income yield(2)*	12.2%	11.6%	11.5%	7.3%
Total return based on average net asset value(3) *	13.5%	13.4%	11.4%	7.6%
Total return based on net asset value per share(4)	3.4%	3.3%	8.6%	6.9%
Net investment income - return on equity(5)*	12.0%	11.3%	11.2%	7.4%

* Annualized for periods less than one year.
(1) Represents income from interest, fees, accrued payment-in-kind, or PIK, and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(2) Represents income from interest, fees, accrued PIK, and non-cash dividend income, and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

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
As of June 30, 2023, GDLC has earned an inception-to-date internal rate of return, or IRR, of 9.8% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the nine months ended June 30, 2023 and 2022, GDLC earned a fiscal year-to-date IRR of 11.8% and 7.9%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.

On December 21, 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated.

Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or the LIBOR Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

In addition, the U.K. Financial Conduct Authority, or FCA, which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period.

Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

None of our current debt facilities use, or have used, LIBOR as a reference rate and we expect any new debt facilities that we enter into subsequent to June 30, 2023 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On July 1, 2023, we entered into subscription agreements with additional stockholders totaling $4.5 million in aggregate.

On May 5, 2023 and August 3, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 28, 2023	September 19, 2023	In an amount (if positive) such that our net asset value as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share
August 30, 2023	November 22, 2023	In an amount (if positive) such that our net asset value as of August 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2023 through August 31, 2023 and the payment of this distribution is $15.00 per share
September 22, 2023	November 22, 2023	In an amount (if positive) such that our net asset value as of September 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2023 through September 30, 2023 and the payment of this distribution is $15.00 per share
October 20, 2023	December 28, 2023	In an amount (if positive) such that our net asset value as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share

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

Consolidated operating results for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022	June 30, 2023 vs. June 30, 2022
	(In thousands)
Interest income	$6,750	$6,131	$619	$18,028	$3,484	$14,544
Payment-in-kind interest income	621	503	118	1,453	277	1,176
Accretion of discounts and amortization of premiums	242	181	61	602	190	412
Non-cash dividend income	246	235	11	694	—	694
Dividend income	—	—	—	1	—	1
Fee income	15	13	2	49	26	23
Total investment income	7,874	7,063	811	20,827	3,977	16,850
Net expenses	2,887	2,583	304	7,540	941	6,599
Net investment income - before tax	4,987	4,480	507	13,287	3,036	10,251
Excise tax	—	38	(38)	143	8	135
Net investment income - after tax	4,987	4,442	545	13,144	3,028	10,116
Net realized gain (loss) on investment transactions	182	8	174	195	(47)	242
Net change in unrealized appreciation (depreciation) on investment transactions	439	787	(348)	51	138	(87)
Net increase (decrease) in net assets resulting from operations	$5,608	$5,237	$371	$13,390	$3,119	$10,271
Average earning portfolio company investments, at fair value	$251,742	$239,572	$12,170	$235,217	$72,425	$162,792
Average earning preferred equity investments, at fair value	$7,344	$7,212	$132	$7,109	$2,567	$4,542

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

Investment Income

Investment income increased from the three months ended March 31, 2023 to the three months ended June 30, 2023 by $0.8 million, primarily as a result of an increase in interest income due to rising LIBOR and SOFR interest base rates.

Investment income increased from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 by $16.9 million, primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $162.8 million and an increase in non-cash dividend income.

The annualized income yield by debt security type for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022 are as follows:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Senior secured	10.4%	9.9%	9.9%	5.5%
One stop	11.8%	11.3%	11.1%	7.1%
Second lien	13.2%	12.6%	13.3%	8.1%
Subordinated debt	13.5%	13.1%	12.8%	11.7%

Income yields on senior secured and one stop loans increased for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 primarily due to rising LIBOR and SOFR rates during the third quarter of 2023 fiscal year. Income yields on senior secured and one stop loans increased for nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022 primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.5% of the loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2023 and March 31, 2023, the weighted average base rate floor of our loans was 0.73% and 0.76%, respectively.

As of June 30, 2023, we have second lien investments in one portfolio company and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022	June 30, 2023 vs. June 30, 2022
	(In thousands)
Interest and facility fee expenses	$1,677	$1,464	$213	$4,286	$255	$4,031
Amortization of debt issuance costs	107	87	20	269	37	232
Base management fee, net of waiver	222	207	15	619	—	619
Income incentive fee, net of waiver	554	493	61	1,460	229	1,231
Professional fees	207	228	(21)	591	452	139
Administrative service fee	94	80	14	241	55	186
General and administrative expenses	26	24	2	74	85	(11)
Operating expenses reimbursement waived	—	—	—	—	(172)	172
Net expenses	$2,887	$2,583	$304	$7,540	$941	$6,599
Average debt outstanding	$98,278	$94,282	$3,996	$91,270	$27,374	$63,896

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $0.2 million, from the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily due to an increase in average debt outstanding of $4.0 million as well as rising SOFR rates on borrowings from our floating rate PNC Facility (as defined in Note 7 of our consolidated financial statements).

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $4.3 million, from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 primarily due to an increase in average debt outstanding of $63.9 million, which was primarily funded through the use of the PNC Facility (as defined in Note 7 of our consolidated financial statements) we entered in March 2022.

For the three months ended June 30, 2023 and March 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.3% and 6.7%, respectively. For the nine months ended June 30, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.7% and 1.4%, respectively. The increase in the effective average interest rate for the three months ended March 31, 2023 to the three months ended June 30, 2023 was primarily due to rising SOFR base interest rates on borrowings from our floating rate PNC Facility (as defined in Note 7 of our consolidated financial statements). The increase in the effective average interest rate for the nine months ended June 30, 2022 to the nine months ended June 30, 2023 was primarily due to rising SOFR base interest rates and the interest and facility fees associated with the PNC Facility (as defined in Note 7 of our consolidated financial statements), which bears interest at SOFR plus a margin ranging from 1.80% to 2.30%, compared to the interest associated with the Adviser Revolver, which bears interest at the short-term Applicable Federal Rate, or AFR.

Management Fees

The base management fee, net of waiver, remained relatively constant for the three months ended March 31, 2023 to the three months ended June 30, 2023. The base management fee, net of waiver, increased for the nine months ended June 30, 2022 to the nine months ended June 30, 2023 primarily due to certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares of our common stock where GC Advisors agreed to waive 100% of the base management fee for the nine months ended June 30, 2022 and 66.7% of the base management fee for the nine months ended June 30, 2023.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $0.1 million from the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by the impact of rising LIBOR and SOFR rates during the third quarter of fiscal year 2023. For the three months ended June 30, 2023 and March 31, 2023, we were fully through the “catch-up” provision of the calculation of the Income Incentive Fee. The Income Incentive Fee increased by $1.2 million from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on our net assets driven by net fund growth, the impact of rising SOFR rates and an increase in non-cash dividend income during fiscal year 2023. In addition, GC Advisors voluntarily agreed to irrevocably waive 100% of the Income Incentive Fee in the amount of $0.1 million for the three months ended December 31, 2021. For the nine months ended June 30, 2022, we remained in the Income Incentive Fee catch-up provision of the Income Incentive Fee calculation.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 10.0% for both the three and nine months ended June 30, 2023.

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

As of June 30, 2023 and March 31, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2023 and September 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For three months ended June 30, 2023 and March 31, 2023, there was no accrual of the capital gain incentive fee under GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2023 and September 30, 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses, excluding waivers for reimbursement for operating expenses, remained relatively constant for the three months ended March 31, 2023 to the three months ended June 30, 2023. In total, professional fees, the administrative service fee, and general and administrative expenses, excluding waivers for reimbursement for operating expenses increased by $0.3 million from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 primarily due to an increase in the administrative service fee and professional fees.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2023 and March 31, 2023 were $0.5 million and $0.2 million, respectively. Total expenses reimbursed to the administrator during the nine months ended June 30, 2023 and 2022 were $0.7 million and $0, respectively.

As of June 30, 2023, included in accounts payable and accrued expenses were $0.1 million of expenses paid on behalf of us by the Administrator. As of September 30, 2022, there was no amount included in accounts payable and accrued expenses for reimbursable expenses, net of the waiver for reimbursement of operating expenses, that were paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022	June 30, 2023 vs. June 30, 2022
	(In thousands)
Net realized gain (loss) on foreign currency transactions	$182	$8	$174	$195	$(47)	$242
Net realized gain (loss) from investment transactions	$182	$8	$174	$195	$(47)	$242
Unrealized appreciation from investments	$1,273	$1,776	$(503)	$2,724	$766	$1,958
Unrealized (depreciation) from investments	(681)	(994)	313	(2,545)	(562)	(1,983)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(153)	5	(158)	(128)	(66)	(62)
Net change in unrealized appreciation (depreciation) on investment transactions	$439	$787	$(348)	$51	$138	$(87)

During the three months ended June 30, 2023 and March 31, 2023, we had a net realized gain of $0.2 million and less than $0.1 million, respectively, driven by the translation of foreign currency amounts and transactions into U.S. dollars.

During the nine months ended June 30, 2023 and June 30, 2022, we had a net realized gain and loss, respectively, of $0.2 million and less than ($0.1) million, respectively, driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended June 30, 2023, we had $1.3 million in unrealized appreciation on 96 portfolio company investments, which was offset by $0.7 million in unrealized depreciation on 122 portfolio company investments. For the three months ended March 31, 2023, we had $1.8 million in unrealized appreciation on 85 portfolio company investments, which was offset by $1.0 million in unrealized depreciation on 124 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2023 and March 31, 2023 primarily resulted from fair valuing recent originations up to or near par. Unrealized depreciation for three months ended June 30, 2023 and March 31, 2023 primarily resulted from incremental wider credit spreads in the market and the amortization of discounts during the quarter on recently originated loans.

For the nine months ended June 30, 2023, we had $2.7 million in unrealized appreciation on 113 portfolio company investments, which was offset by $2.5 million in unrealized depreciation on 105 portfolio company investments. For the nine months ended June 30, 2022, we had $0.8 million in unrealized appreciation on 50 portfolio company investments, which was offset by $0.6 million in unrealized depreciation on 53 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2023 resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2022 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the nine months ended June 30, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, isolated deterioration in the credit performance of certain portfolio companies. Unrealized depreciation for the nine months ended June 30, 2022 primarily resulted from the amortization of discounts that resulted in an increase to the cost basis of portfolio company investments.

Liquidity and Capital Resources

For the nine months ended June 30, 2023, we experienced a net increase in cash and cash equivalents and foreign currencies of $2.0 million. During the period, we used $56.0 million in operating activities, primarily as a result of fundings of portfolio investments of $72.5 million, partially offset by proceeds from principal payments of portfolio investments of $5.0 million. During the same period, cash provided by financing activities was $58.0 million, primarily driven by borrowings on debt of $63.1 million and proceeds from the issuance of common shares of $42.2 million, that were partially offset by repayments of debt of $40.9 million and distributions paid of $6.0 million.

For the nine months ended June 30, 2022, we experienced a net decrease in cash and cash equivalents and foreign currencies of $21.5 million. During the period, we used $102.1 million in operating activities, primarily as a result of fundings of portfolio investments of $108.4 million, partially offset by proceeds from principal payments of portfolio investments of $2.9 million During the same period, cash provided by financing activities was $80.5 million, primarily driven by borrowings on debt of $70.2 million and proceeds from the issuance of common shares of $53.5 million, that were partially offset by repayments of debt of $39.9 million and distributions paid of $2.9 million.

As of June 30, 2023 and September 30, 2022, we had $6.8 million and $5.7 million, respectively, of cash and cash equivalents. In addition, as of June 30, 2023 and September 30, 2022, we had $1.4 million and $0.3 million. respectively, of foreign currencies. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of June 30, 2023 and September 30, 2022, we had investor capital subscriptions totaling $446.1 million and $339.6 million, respectively, of which $177.9 million and $135.7 million, respectively, had been called and contributed, leaving $268.1 million and $203.9 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

PNC Facility - On March 21, 2022, we entered into a revolving credit and security agreement with PNC Bank (as defined in Note 7 of our consolidated financial statements). As of June 30, 2023 and September 30, 2022, we were permitted to borrow up to $120.0 million and $80.0 million, respectively, at any one time. As of June 30, 2023 and September 30, 2022, we had outstanding debt of $97.0 million and $60.0 million, respectively, under the PNC Facility (as defined in Note 7 of our consolidated financial statements). On April 7, 2023, we entered into an amendment on the PNC Facility to, among other things, increase the borrowing capacity under the PNC Facility from $105.0 million to $120.0 million. The other material terms of the PNC Facility were unchanged.

Adviser Revolver - As of both June 30, 2023 and September 30, 2022, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of June 30, 2023 and September 30, 2022, we had outstanding debt of $0 and $13.1 million, respectively, under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of June 30, 2023, our asset coverage for borrowed amounts was 284.3%.

As of June 30, 2023, we had outstanding commitments to fund investments totaling $41.6 million, including $9.9 million of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $50.2 million, including $10.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2023 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the PNC Facility and the Adviser Revolver as of June 30, 2023 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2023. As of June 30, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on the cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2023 and September 30, 2022, we had investments in 135 and 118 portfolio companies, respectively, with a total fair value of $274.7 million and $201.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended				Nine months ended
	June 30, 2023		March 31, 2023		June 30, 2023		June 30, 2022
	New Commitments	Percentage	New Commitments	Percentage	New Commitments	Percentage	New Commitments	Percentage
Senior secured	$—	—%	$—	—%	$1,193	1.7%	$2,291	1.6%
One stop	10,071	100.0	18,492	98.3	65,982	95.7	133,746	92.7
Subordinated debt	—	—	—	—	50	0.1	157	0.1
Second lien	—	—	—	—	—	—	—	—
Equity	—	—	313	1.7	1,692	2.5	8,079	5.6
Total new investment commitments	$10,071	100.0%	$18,805	100.0%	$68,917	100.0%	$144,273	100.0%

For the nine months ended June 30, 2023 and 2022, we had approximately $5.0 million and $2.9 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2023 (1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$8,804	$9,006	$8,587	$7,273	$8,097	$7,076
One stop	257,999	253,859	252,577	188,363	186,150	183,916
Second lien	1,137	1,208	1,114	1,000	1,204	950
Subordinated debt	237	233	218	172	169	163
Equity	N/A	11,541	12,173	N/A	9,278	9,731
Total	$268,177	$275,847	$274,669	$196,808	$204,898	$201,836

(1)As of June 30, 2023, $49.7 million and $49.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2022, $13.2 million and $13.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of June 30, 2023 and September 30, 2022, we had no loans on non-accrual status. As of June 30, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 97.9% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2023, September 30, 2022 and June 30, 2022:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Weighted average rate of new investment fundings	12.0%	12.0%	11.4%	7.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.5%	7.1%	6.5%	5.8%
Weighted average fees of new investment fundings	1.5%	2.0%	1.7%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	10.7%	10.1%	9.9%	6.5%

As of June 30, 2023, 97.5% and 97.5% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2022,      of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.

As of June 30, 2023 and September 30, 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $60.0 million and $55.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2023 and September 30, 2022:

	As of June 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
5	$519	0.2%	$1,149	0.6%
4	262,534	95.6	197,602	97.9
3	11,616	4.2	3,085	1.5
2	—	—	—	—
1	—	—	—	—
Total	$274,669	100.0%	$201,836	100.0%

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) investments on non-accrual status.

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
•GC Advisors voluntarily agreed to irrevocably waive $0.4 million and $0.3 million of the base management fee as calculated in accordance with the Investment Advisory Agreement for the quarter ended June 30, 2023 and June 30, 2022, respectively.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of June 30, 2023, GGP Class B-P, LLC Holdings LP had an aggregate commitment to us of $102.0 million. As of June 30, 2023, we have issued 4,665,322.961 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $69.9 million and have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•On July 1, 2022, we entered into subscription agreement with GDLC Feeder Fund, L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by GC Advisors for an aggregate commitment of $115.0 million, and whose limited partners are not affiliates of GC Advisors. We have entered into additional subscription agreements with GDLCF and as of June 30, 2023, GDLCF has an aggregate commitment of $220.0 million. As of June 30, 2023, we have issued 2,133,686.989 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate contributions totaling $31.9 million.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital BDC 4, Inc., or GBDC 4 and Golub Capital Private Credit Fund, or GCRED, which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, most of our officers and directors serve in similar capacities for GBDC, GBDC 3, GDLCU, GBDC 4 and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GBDC 3, GDLCU, GBDC 4, GCRED and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended June 30, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2023 and September 30, 2022, were valued using Level 3 inputs. As of both June 30, 2023 and September 30, 2022, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of June 30, 2023 and September 30, 2022, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2023, $0 and $143, respectively, was recorded for U.S. federal excise tax. For the three and nine months ended June 30, 2022, $0 and $8, respectively, was recorded for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.73% and 0.70%, respectively. In addition, the PNC Facility has a floating interest rate provision based on term SOFR, Daily Simple SOFR, the Eurocurrency Rate, SONIA, or the €STR (each, as defined in the PNC Facility) plus a margin ranging from 1.80% to 2.30%. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 200 basis points	$(5,281)	$(1,940)	$(3,341)
Down 150 basis points	(3,960)	(1,455)	(2,505)
Down 100 basis points	(2,641)	(970)	(1,671)
Down 50 basis points	(1,320)	(485)	(835)
Up 50 basis points	1,320	485	835
Up 100 basis points	2,641	970	1,671
Up 150 basis points	3,960	1,455	2,505
Up 200 basis points	5,281	1,940	3,341

(1)Assumes applicable three-month base rate as of June 30, 2023, with the exception of SONIA and Prime that utilize the June 30, 2023 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, PNC Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks related to the transition away from LIBOR.

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15,

2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b50-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Second Amendment to Revolving Credit and Security Agreement, dated as of April 7, 2023, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, GDLC Feeder Fund, L.P., a Delaware limited partnership, Golub Onshore GP 3, LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, and PNC Capital Markets LLC, as Structuring Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on April 11, 2023.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Corporation

Date: August 11, 2023	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)