Form 10-K/A
period 2022-09-30
GOLUB CAPITAL DIRECT LENDING CORP
filed 2023-10-19
CIK 1868878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Golub Capital Direct Lending Corporation (“GDLC” or “the Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A for the purpose of correcting a typographical error in the Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm (“Auditor’s Report”) and to insert Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”), which had been inadvertently omitted.
The typographical error that was corrected concerns the date referenced as the year end of the Company’s results of operations, changes in net assets and cash flows under “Opinion on the Financial Statements.” The date was corrected from September 20, 2022 to September 30, 2022. The auditor’s opinion on the Company’s consolidated financial statements remained unchanged. The Auditor’s Report was included in our 2022 Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission (the “SEC”) on December 6, 2022 (the “Original Filing”).
Except for the aforementioned correction to the Auditor’s Report and the insertion of the Management’s Report, this Amendment does not amend, modify or update the Original Filing in any respect. Information included in this Amendment is stated as of September 30, 2022 and does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our Original Filing made with the SEC.
This Annual Report on Form 10-K/A consists of a cover page, this explanatory note, Item 8 (as amended) of the 2022 Annual Report on Form 10-K (including our consolidated financial statements, the corrected Auditor’s Report and the Management’s Report), Item 15 of the 2022 Annual Report on Form 10-K, the signature page and the required certifications of GDLC’s chief executive officer and the chief financial officer.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Management's Report on Internal Control over Financial Reporting	5
Report of Independent Registered Public Accounting Firm	6
Consolidated Statements of Financial Condition as of September 30, 2022 and 2021	7
Consolidated Statements of Operations for the Year Ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021	8
Consolidated Statements of Changes in Net Assets for the Year Ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021	9
Consolidated Statements of Cash Flows for the Year Ended September 30, 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021	10
Consolidated Schedules of Investments as of September 30, 2022 and 2021	11
Notes to the Consolidated Financial Statements	29

Management’s Report on Internal Control over Financial Reporting

The management of Golub Capital Direct Lending Corporation (“GDLC,” and collectively with its subsidiaries, the “Company,” “we,” “us,” “our” and “Golub Capital Direct Lending Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Golub Capital Direct Lending Corporation’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Golub Capital Direct Lending Corporation, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Golub Capital Direct Lending Corporation’s internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2022, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital Direct Lending Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital Direct Lending Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2022 and 2021, by correspondence with the custodians and the underlying investees. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 4
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
3.2	Articles of Amendment, effective as of March 14, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 18, 2022).
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
4.2	Description of securities (Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form 10-K (File No. 814-01412) filed on December 6, 2022).
10.1	Investment Advisory Agreement, dated as of July 1, 2021, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.2	Amended and Restated Waiver Agreement, dated as of July 1, 2021, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on August 16, 2021).
10.3	Administration Agreement, dated as of July 1, 2021, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.4	Custody Agreement, dated as of June 30, 2021, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.5	Trademark License Agreement, dated as of July 1, 2021, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on August 16, 2021).
10.8	Amended and Restated Revolving Loan Agreement, dated as of November 15, 2021, by and among Golub Capital Direct Lending Corporation, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on November 15, 2021).
10.9	Revolving Credit and Security Agreement, dated as of March 21, 2022, among Golub Capital Direct Lending Corporation and GDLC Funding LLC, as borrowers, PNC Bank, National Association, as administrative agent, collateral agent, and a Lender, and PNC Capital Markets LLC, as structuring agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 24, 2022).
14.1	Joint Code of Ethics of Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Number	Description

14.2	Code of Ethics of GC Advisors LLC (Incorporated by reference to Exhibit 14.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
21.1	List of subsidiaries. (Incorporated by reference to Exhibit 21.1 filed with the Registrant’s Form 10-K (File No. 814-01412) filed on December 6, 2022).
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant. (Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 10-K (File No. 814-01412 filed on December 6, 2022).
_________________
* Filed herewith

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Direct Lending Corporation
A Maryland Corporation

October 19, 2023	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	October 19, 2023
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	October 19, 2023
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	October 19, 2023
Lawrence E. Golub
/s/ John T. Baily	Director	October 19, 2023
John T. Baily
/s/ Kenneth F. Bernstein	Director	October 19, 2023
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	October 19, 2023
Lofton P. Holder
/s/ Anita J. Rival	Director	October 19, 2023
Anita J. Rival
/s/ William M. Webster IV	Director	October 19, 2023
William M. Webster IV