Form 10-K
period 2023-09-30
GOLUB CAPITAL DIRECT LENDING CORP
filed 2023-12-08
CIK 1868878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Chicago
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of September 30, 2023, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 8, 2023 is 18,495,942.952.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2023.

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

•“Feeder GP” refers to Golub Onshore GP 3, LLC, a general partner of GDLC Feeder;

• “Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator;

•“Adviser Revolver” refers to the line of credit with GC Advisors, which was most recently amended on November 15, 2021, and which allowed for borrowing up to $70.0 million as of September 30, 2023;

•“PNC Facility” refers to the revolving credit facility with PNC Bank, entered into on March 21, 2022, and was most recently amended on November 15, 2023, and which as of September 30, 2023, allowed for borrowing up to $170.0 million that bears at a rate of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 2.00% to 2.40%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus our investment asset coverage of the borrowing base;

•“Investment Advisory Agreement” refers to the advisory agreement by and between us and GC Advisors, dated as of July 1, 2021; and

•“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $60 billion of capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We were formed in September 2020 as a Delaware limited liability company and converted to a Maryland corporation effective July 1, 2021 in connection with our election to be regulated as a business development company and the commencement of our operations. We have sold and continue to offer and sell shares of our common stock in private placement transactions pursuant to certain exemptions of the Securities Act of 1933, as amended and the laws of the states and jurisdictions where any offering is made.

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of July 1, 2023, Golub Capital had over $60.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 370 middle-market sponsors and repeat transactions with over 260 sponsors.

Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2023, Golub Capital had more than 170 investment professionals supported by more than 650 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends

We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle-market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We intend to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of economic disruptions, such as the COVID-19 pandemic.

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

Market Environment: We believe middle-market investments are likely to excel in uncertain market environments and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.(1) In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle-market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “High-End Middle-Market Lending Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in June 2005.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 850 employees, led by our chairman, Lawrence E. Golub, and our chief executive officer, David B. Golub. As of September 30, 2023, Golub Capital’s more than 170 investment professionals had an average of approximately 13 years of investment experience and were supported by more than 650 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital BDC 3, Inc., a Maryland corporation, or GBDC 3; (iii) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC 4; (iv) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (v) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primary focus on investing in one stop and other senior secured loans and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q1 2023 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 370 middle-market sponsors and repeat transactions with over 260 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans to U.S. middle-market companies in industries we believe are resistant to recessions. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers focused on a number of sectors and industries that we believe have shown resilience during economic disruptions and are likely to show resilience in future recessionary periods, including, for example, software and technology companies as well as business, financial and healthcare services among others. We also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,300 loans at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

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

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance (ESG) considerations in the investment decision-making process, in accordance with its ESG policy, including analysis of the likelihood of material ESG-related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. ESG related risks can include, among others, issues related to environmental impact and climate change, anti-discrimination and anti-harassment, data privacy and security, social and labor conditions and ethics and compliance. Although GC Advisors typically avoids investing in portfolio companies in industries that tend to raise ESG related risks, GC Advisors would not necessarily pass on such investment opportunities solely for ESG reasons. Golub Capital’s due diligence process for middle-market credits will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$561	0.2%	$1,149	0.6%
4	$303,051	94.5	$197,603	97.9
3	$16,874	5.3	$3,084	1.5
2	$—	—	$—	—
1	$—	—	$—	—
Total	$320,486	100.0%	$201,836	100.0%
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

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2023, as well as the top ten industries in which we were invested as of September 30, 2023, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
SailPoint Technologies Holdings, Inc.	$17,209	5.4%
PPV Intermediate Holdings, LLC	16,920	5.3
ICIMS, Inc.	13,631	4.3
Hyland Software, Inc.	13,157	4.1
Zendesk, Inc.	9,665	3.0
Anaplan, Inc.	9,030	2.8
Radwell Parent, LLC	8,196	2.6
PPW Aero Buyer, Inc.	7,913	2.5
Bonterra LLC	7,715	2.4
NSG Buyer, Inc.	6,669	2.1
	$110,105	34.5%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Software	$129,613	40.4%
Specialty Retail	27,340	8.5
Automobiles	17,003	5.3
Diversified Consumer Services	16,376	5.1
Healthcare Providers and Services	12,765	4.0
Insurance	12,084	3.8
Commercial Services and Supplies	11,108	3.5
Life Sciences Tools & Services	10,526	3.3
Aerospace and Defense	7,913	2.5
Diversified Financial Services	7,426	2.3
	$252,154	78.7%

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
•We are subject to risks associated with the transition away from LIBOR, which will affect our cost of capital and net investment income.
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
There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the period from July 1, 2021 (commencement of operations) to September 30, 2022. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to include the aggregate unrealized capital appreciation on investments in our calculation of the Capital Gain Incentive Fee and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period could result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2023, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2023, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, we did not accrue a Capital Gain Incentive Fee under GAAP.

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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2023, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of services provided to us by GC Advisors;
•the relative investment performance of us since inception;
•the relative investment performance of GBDC, GBDC 3, GBDC 4 and GDLCU;
•the fees paid by other comparable business development companies; and
•various other matters.

Based on the information reviewed and the considerations detailed above, our board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement for a one-year term.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2023, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our stockholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). As of September 30, 2023, our asset coverage for borrowed amounts was 311.9%.

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

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2023 by making a written request for proxy voting information to: Golub Capital Direct Lending Corporation, Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital Direct Lending Corporation collect at (212) 750-6060.

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

On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. On January 13, 2023, the SEC issued an order amending the existing co-investment exemptive relief order to incorporate the terms of the temporary, conditional exemptive relief announced by the SEC on April 8, 2020 in order to permit those entities permitted to rely on the order to participate in certain follow-on co-investment transactions.

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

Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We could be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we could be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments could face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

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

Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by stockholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income. We can invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments can present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we can cease to accrue interest, original issue discount or market discount, when and to what extent deductions can be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material amount of either U.S. federal income tax or 4% nondeductible U.S. federal excise tax.

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

If we acquire shares in a passive foreign investment company (“PFIC”), we could be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we could elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control, and is subject to restrictions which could limit the availability of the benefit of these elections. Under either election, we could be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the distribution requirements under U.S. federal excise tax rules.

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

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally eligible for a maximum U.S. federal tax rate of either 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been paid by a U.S. corporation. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders as well as will not be eligible for the corporate dividends received deduction.
Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently generally at a maximum rate of either 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder. Stockholders receiving dividends or distributions in the form of additional shares of our common stock purchased in the market should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the stockholders receiving cash dividends or distributions will receive, and should have a cost basis in the shares received equal to such amount. Stockholders receiving dividends in newly issued shares of our common stock will be treated as receiving a distribution equal to the value of the shares received, and should have a cost basis of such amount.
Although we currently intend to distribute any net capital gains at least annually, we can in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution”. In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally could be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or could be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution”.
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
Subject to the discussion below, distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. In that case, we will not be required to withhold U.S. federal income tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.
Certain properly reported dividends received by a Non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Moreover, depending on the circumstances, we could report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.
Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, will not be subject to federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case could be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States or, in the case of an individual Non-U.S. stockholder, the stockholder is present in the United States for 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.
If we distribute our net capital gains in the form of deemed rather than actual distributions (which we could do in the future), a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected with a U.S. trade or business could, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).
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
Pursuant to the Foreign Account Tax Compliance Act, or FATCA, the applicable withholding agent is generally required to withhold U.S. tax (at a 30% rate) with respect to payments of dividends made to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. The information required to be reported include the identity and taxpayer identification number of each account holder and transaction activity within the holder’s account. Stockholders could be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.
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
We are subject to risks associated with the transition away from LIBOR.
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
Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or the Administrator. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, certain of our directors and certain of our officers also serve as directors and officers of GBDC, GBDC 3, GBDC 4, GDLCU, and GCRED, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
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
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example public health crises such as the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GBDC 3, GBDC 4, GDLCU, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations, and any co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. Because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
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
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in GDLC. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies and could engage in strategic transactions in the future.
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
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur during the term of GDLC and could adversely affect us or GC Advisors and GC Advisors’ ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our stockholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.
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
Since in certain cases we could recognize income before or without receiving cash representing such income, we could have difficulty meeting the requirement to distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders in order to maintain our qualification as a RIC. In such a case, we could have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC”.
The tax treatment of a non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction and could vary considerably from jurisdiction to jurisdiction.
Depending on (1) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (2) how we are treated in such jurisdiction, and (3) our activities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us and/or of distributions from us and any uncertainties arising in that respect (GDLC not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder could also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each stockholder is urged to consult its own tax advisers with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.
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
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. We do not, however, anticipate directly issuing debt securities in the next 12 months. As of September 30, 2023, we had outstanding borrowings of approximately $109.3 million.
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
We can provide no assurance as to when and how often investors will be required to fund drawdown purchases; investors could fail to fund a drawdown purchase when due and GC Advisors’ management of our cash balances could affect our returns.
We have the right to call an investor’s entire capital commitment, but expect to call only a limited amount of capital commitments for each drawdown purchase and there is no assurance we will call an investor’s entire capital commitment during our Investment Period. The timing of drawdowns is difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase shares of common stock are fully funded.
In addition, there is no assurance that all investors will satisfy their respective capital commitments to purchase shares of common stock. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other stockholders who have an outstanding capital commitment could be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.
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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2023, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(18.13)%	(10.67)%	(3.21)%	4.25%	11.71%
(1)Assumes $351.5 million in total assets, $109.3 million in debt outstanding and $235.5 million in net assets as of September 30, 2023 and an effective interest rate for the year ended September 30, 2023 of 6.97%.
Based on our outstanding indebtedness of $109.3 million as of September 30, 2023 and the effective interest rate for the year ended September 30, 2023 of 6.97%, our investment portfolio would have been required to experience an annual return of at least 6.82% to cover annual interest payments on the outstanding debt.

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
We, directly, or indirectly through a wholly-owned subsidiary, or Funding Subsidiary, have entered into and expect to enter into in the future one or more revolving credit facilities, or, each a Credit Facility, that we expect will be secured by our portfolio company investments and/or capital commitments from investors in the private placement of our common stock. Our Funding Subsidiary, GDLC Funding LLC (“GDLC Funding”), has entered into the PNC Credit Facility, which is a Credit Facility. As a result of a Credit Facility, we would be subject to a variety of risks, including those set forth below. Certain terms of credit facilities and other forms of leverage will have the effect of imposing constraints on our investments, including requiring the lender’s consent to make new or additional investments or to move cash or other assets from a subsidiary of ours, even if the subsidiary is not in default. Credit agreements typically include terms that permit the lender to materially reduce or terminate the credit line, including an acceleration right or a termination right upon any event of default. In some cases, events of default are tied to events relating to the borrowing entity, us, or other circumstances, even if those events are not related to the borrower’s ability to repay the borrowing. To the extent we pledge capital commitments as collateral for a Credit Facility, a lender could have the right to issue drawdown notices and require the funding of a drawdown purchase from investors in the private placement of our common stock, the proceeds of which would be used to pay down the Credit Facility. In the event that a Credit Facility or other form of leverage is materially reduced or terminated, there can be no assurance that suitable replacement financing facilities could be arranged. Any reduction or termination might result in our being unable to obtain financing for additional investments and could reduce investor returns by deleveraging us and causing investors to bear increased costs. Upon an event of default relating to a Credit Facility or other form of financing, it is likely that the leverage provider would attempt to exercise its remedies, which could have a material adverse impact on us. The existence of these limitations could cause GC Advisors or its affiliates to incur leverage in conditions that are not optimal.
We are subject to risks associated with any Credit Facility that utilizes a Funding Subsidiary as our interests in any Funding Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Funding Subsidiary.
We own directly or indirectly 100% of the equity interests in each Funding Subsidiary, including GDLC Funding. We consolidate the financial statements of any Funding Subsidiary, including GDLC Funding, in our consolidated financial statements and treat the indebtedness of the Funding Subsidiary as our leverage. Our interests in any Funding Subsidiary are subordinated in priority of payment to every other obligation of the Funding Subsidiary and are or would be subject to certain payment restrictions set forth in each applicable Credit Facility, including, with respect to GDLC Funding, the PNC Facility.
Our equity interests in any Funding Subsidiary will rank behind all of the secured and unsecured creditors, known or unknown, of such Funding Subsidiary, including the lenders in the applicable Credit Facility. Consequently, to the extent that the value of the portfolio of loan investments held by a Funding Subsidiary has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in the Funding Subsidiary could be reduced. Accordingly, our investment in any Funding Subsidiary, could be subject to up to a complete loss. In addition, under the PNC Credit Facility, if GDLC Funding does not meet the borrowing base test set forth in the PNC Credit Facility documents, a default would occur. In the event of a default under the documents governing a Credit Facility, including the PNC Credit Facility, cash would be diverted from us to pay the lenders and other secured parties until they are paid in full. In the event that we fail to receive cash from our Funding Subsidiaries, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by any Funding Subsidiary will be sufficient to make any distributions to us or that such distributions will meet our expectations.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, GC Advisors and our portfolio companies.
Cash not held in custody accounts and held by us, GC Advisors and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, GC Advisors, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, GC Advisors’ and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and GC Advisors assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, GC Advisors or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, GC Advisors or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, GC Advisors, or our portfolio companies to acquire financing on acceptable terms or at all.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are, and are expected to be in the future, classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our board of directors’ assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “Risks Relating to Our Business and Structure — We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.
Government intervention in the credit markets could adversely affect our business.
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to the financial crises of 2008-2009, the global COVID-19 pandemic and, more recently, to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by a global health crisis, such as the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
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
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession could further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods.
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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by recessions or other market or economic conditions.
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
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased in periods of market uncertainty, including as a result of global health crises, such as the COVID-19 pandemic, or periods of elevated inflation and rising interest rates. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of GC Advisors and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities.
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
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in loans and illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot provide any assurance that we will achieve our anticipated investment pace. As a result, investors will not be able to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of any sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we could also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

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
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including as a result of the effects of a global health pandemic such as the COVID-19 pandemic or during periods of elevated inflation and rising interest rates. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to significantly increase upon the occurrence of adverse events, including for example, an inflationary economic environment or a global health crisis such as the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2023, we were invested in securities of 20 non-US companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
There is no existing trading market for shares of our common stock, and no market for our shares could develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, our stockholders could be unable to liquidate an investment in our common stock. Our outstanding shares of common stock have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from regulations under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in shares of our common stock and the price at which holders may be able to sell shares of our common stock.
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
If we enter into an agreement to complete an Accelerated Liquidity Event in which our stockholders will receive securities of an acquirer, our stockholders will be subject to risks associated with such securities. Potential acquirers include closed-end investment companies and business development companies, shares of which could be publicly traded and could trade at a discount to net asset value or could be subject to restrictions on transfer because such shares are not publicly traded. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that their net asset value per share could decline. We cannot assure you whether any common stock or other securities to be received by our stockholders in an Accelerated Liquidity Event will be publicly traded and, if so, if such securities will trade at, above or below their net asset value either before or after closing of the Accelerated Liquidity Event. In addition, if we seek to enter into a transaction in which our stockholders receive common stock of a fund that is advised by GC Advisors, such transaction would need to comply with the requirements under the 1940 Act governing transactions with affiliates, which could complicate the negotiation and closing of such transaction.
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
In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of the COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, government shutdowns, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
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
The continuing impact of Brexit on our investments is uncertain and could adversely affect our business.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Not applicable.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by the Administrator pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and the Administrator may, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and the Administrator do not believe it is currently subject to any material legal proceedings.

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

Holders

As of December 8, 2023, we had 8 stockholders of record.

Distributions

Our distributions, if any, are determined by the board of directors. We elected to be treated as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we must distribute to our stockholders dividends for U.S. federal income tax purposes each tax year of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the years ended September 30, 2023 and 2022:

Record Dates	Payment Dates	Per Share		Amount (In thousands)
Fiscal year ended September 30, 2023
October 18, 2022	December 28, 2022	$0.1073		$973
November 21, 2022	December 28, 2022	0.0418		422
December 15, 2022	February 28, 2023	0.1097		1,106
January 17, 2023	March 21, 2023	0.1373		1,384
February 24, 2023	May 23, 2023	0.1535		1,687
March 17, 2023	May 23, 2023	0.1966		2,166
April 28, 2023	June 21, 2023	0.1362		1,506
May 26, 2023	August 22, 2023	0.1806		2,016
June 16, 2023	August 22, 2023	0.1868		2,086
July 28, 2023	September 19, 2023	0.1362		1,648
August 30, 2023	November 22, 2023	0.1400		1,694
September 22, 2023	November 22, 2023	0.1800		2,421
Total		$1.7060		$19,109
Fiscal year ended September 30, 2022
October 18, 2021	November 22, 2021	$0.1530		$371
November 29, 2021	December 27, 2021	0.0898		278
December 20, 2021	February 28, 2022	0.1939		601
January 20, 2022	March 23, 2022	0.1656		513
February 25, 2022	May 23, 2022	0.1461		513
March 21, 2022	May 23, 2022	0.1706		599
April 29, 2022	July 25, 2022	0.0764		344
May 20, 2022	July 25, 2022	0.0936		421
July 19, 2022	September 14, 2022	0.1269		760
Total		$1.2159	$—	$4,400

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

We are party to subscription agreements with several investors, including affiliates of GC Advisors, providing for the private placement of our common stock, or the Subscription Agreements. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common stock, at a price per share equal to the most recent net asset value per share as determined by our board of directors (subject to adjustment to the extent required by Section 23 of the 1940 Act), up to the amount of their respective capital subscriptions on an as-needed basis as determined by us with a minimum of 10 calendar days prior notice. Common stock issued pursuant to the

Subscription Agreements are exempt from registration under the Securities Act, applicable U.S. state securities laws and the laws of any non-U.S. jurisdictions by virtue of the private placement exemption from registration provided in Section 4(a)(2) of the Securities Act.

Common stock issued pursuant to Subscription Agreements are exempt from registration under the Securities Act, applicable U.S. state securities laws and the laws of any non-U.S. jurisdictions by virtue of the private placement exemption from registration provided in Section 4(a)(2) of the Securities Act.

As of September 30, 2023, our stockholders have subscribed to contribute capital to us of $450.6 million pursuant to the Subscription Agreements of which $232.0 million was called and contributed through September 30, 2023.

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
•completion of a liquidity event;
•actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2023. Under the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2023 and 2022, our portfolio at fair value was comprised of the following:

	As of September 30, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$14,692	4.6%	$7,076	3.5%
One stop	291,791	91.0	183,916	91.1
Second lien	1,194	0.4	950	0.5
Subordinated debt	228	0.1	163	0.1
Equity	12,581	3.9	9,731	4.8
Total	$320,486	100.0%	$201,836	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2023 and 2022, one stop loans included $77.8 million and $53.8 million, respectively, of recurring revenue loans at fair value.

As of September 30, 2023 and 2022, we had debt and equity investments in 151 and 118 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case, and our net investment income - return on equity for the years ended September 30, 2023 and 2022:

	Years ended
	September 30, 2023	September 30, 2022
Weighted average income yield(1)	11.4%	7.6%
Weighted average investment income yield(2)	11.8%	8.0%
Total return based on average net asset value(3)	11.6%	7.0%
Net investment income - return on equity(4)	11.2%	8.8%

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
(4) Net investment income - return on equity is calculated as (a) net investment income after excise tax divided by (b) the daily average of total net assets.
As of September 30, 2023, GDLC has earned an inception-to-date internal rate of return, or IRR, of 10.3% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the years ended September 30, 2023 and 2022, GDLC earned a fiscal year-to-date IRR of 12.0% and 7.2%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

On December 21, 2022, the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

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

None of our current debt facilities use, or have used, LIBOR as a reference rate and we expect any new debt facilities that we enter into subsequent to September 30, 2023 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On October 17, 2023 and November 17, 2023, we issued capital calls to stockholders that were due on October 27, 2023 and November 28, 2023, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	10/27/2023	1,396,651.533	$15.00	$20,949,773
Issuance of Shares	11/28/2023	1,396,651.533	$15.00	$20,949,773

On August 3, 2023 and November 17, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 20, 2023	December 28, 2023
In an amount (if positive) such that our net asset value as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share

November 20, 2023	December 28, 2023
In an amount (if positive) such that our net asset value as of November 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2023 through November 30, 2023 and the payment of this distribution is $15.00 per share

December 15, 2023	February 21, 2024
In an amount (if positive) such that our net asset value as of December 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2023 through December 31, 2023 and the payment of this distribution is $15.00 per share

January 19, 2024	March 20, 2024
In an amount (if positive) such that our net asset value as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share

On November 15, 2023, we, GDLC Funding, GDLC Feeder and Feeder GP amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $170.0 million to $220.0 million and update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest, at our election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. The other material terms of the PNC Facility were unchanged.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2022 and 2021 can be found in our Form 10-K for the fiscal year ended September 30, 2022 located within Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Consolidated operating results for the years ended September 30, 2023 and 2022 are as follows:

	Years ended		Variances
	September 30, 2023	September 30, 2022	2023 vs. 2022
	(In thousands)
Interest income	$25,614	$6,706	$18,908
Payment-in-kind interest income	2,089	461	1,628
Accretion of discounts and amortization of premiums	817	360	457
Non-cash dividend income	956	—	956
Dividend income	4	—	4
Fee income	66	106	(40)
Total investment income	29,546	7,633	21,913
Net expenses	10,998	1,624	9,374
Net investment income - before tax	18,548	6,009	12,539
Excise tax	143	8	135
Net investment income - after tax	18,405	6,001	12,404
Net realized gain (loss) on investment transactions	210	(105)	315
Net change in unrealized appreciation (depreciation) on investment transactions	538	(1,145)	1,683
Net increase (decrease) in net assets resulting from operations	$19,153	$4,751	$14,402
Average earning portfolio company investments, at fair value	$244,027	$95,333	$148,694
Average earning preferred equity investments, at fair value	$7,209	$3,531	$3,678

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets during the fiscal year ended September 30, 2023. As a result, annual comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the year ended September 30, 2022 to the year ended September 30, 2023 by $21.9 million, primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $148.7 million and an increase in non-cash dividend income.

The annualized income yield by debt security type for the years ended September 30, 2023 and 2022 are as follows:

	Years ended
	September 30, 2023	September 30, 2022
Senior secured	10.3%	5.6%
One stop	11.4%	7.8%
Second lien	13.6%	8.0%
Subordinated debt	12.8%	11.7%

Income yields on senior secured and one stop loans increased for the year ended September 30, 2023 as compared to the year ended September 30, 2022, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.4% of the loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2023 and 2022, the weighted average base rate floor of our loans was 0.73% and 0.76%, respectively.

As of September 30, 2023, we have second lien investments in two portfolio companies and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the years ended September 30, 2023 and 2022:

	Years ended		Variances
	September 30, 2023	September 30, 2022	2023 vs. 2022
	(In thousands)
Interest and facility fee expenses	$6,107	$890	$5,217
Amortization of debt issuance costs	389	85	304
Base management fee, net of waiver	1,105	—	1,105
Income incentive fee, net of waiver	2,045	230	1,815
Professional fees	880	674	206
Administrative service fee	343	92	251
General and administrative expenses	129	129	—
Operating expenses reimbursement waived	—	(476)	476
Net expenses	$10,998	$1,624	$9,374
Average debt outstanding	$93,176	$38,264	$54,912

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $5.5 million from the year ended September 30, 2022 to the year ended September 30, 2023 primarily due to an increase in average debt outstanding of $54.9 million, as well as rising SOFR rates on borrowings from our floating rate debt facility.

For the years ended September 30, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.0% and 2.6%, respectively.

The increase in the effective average interest rate for the year ended September 30, 2022 to the year ended September 30, 2023 was primarily due to rising SOFR base interest rates and the interest and facility fees associated with the PNC Facility (as defined in Note 7 of our consolidated financial statements), which bears interest at SOFR plus a margin ranging from 2.00% to 2.40%, compared to the interest associated with the Adviser Revolver, which bore interest at the short-term Applicable Federal Rate, or AFR.

Management Fees

The base management fee, net of waiver, increased for the year ended September 30, 2022 to the year ended September 30, 2023 primarily due to certain waivers of the base management fee for certain periods following the initial closing date for the private placement of shares of our common stock where GC Advisors agreed to waive 100% of the base management fee for the year ended September 30, 2022, 66.7% of the base management fee for the nine months ended through June 30, 2023, and 33.3% of the base management fee for the three months ended September 30, 2023.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gains Incentive Fee.

The Income Incentive Fee, net of waiver, increased by $1.8 million from the year ended September 30, 2022 to the year ended September 30, 2023, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising LIBOR and SOFR rates and an increase in non-cash dividend income during fiscal year 2023. For the year ended September 30, 2022, we remained in the Income Incentive Fee catch-up provision of the calculation and an increase in Pre-Incentive Fee Net Investment Income caused a corresponding increase in the Income Incentive Fee.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 10.0% and 3.7% for the years ended September 30, 2023 and 2022, respectively.

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
As of September 30, 2023 and 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the year ended September 30, 2023, there was no accrual of capital gain incentive fee under GAAP.

As of September 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP. As of September 30, 2023 and 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.5 million from the year ended September 30, 2022 to the year ended September 30, 2023, primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the year ended September 30, 2023 were $0.8 million. There were no expenses reimbursed to the Administrator for year ended September 30, 2022.

As of September 30, 2023, included in accounts payable and accrued expenses were $0.2 million of expenses paid on behalf of us by the Administrator. As of September 30, 2022, there was no amount included in accounts payable and accrued expenses for reimbursable expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2023 and 2022:

	Years ended		Variances
	September 30, 2023	September 30, 2022	2023 vs. 2022
	(In thousands)
Net realized gain (loss) from investments	$27	$—	$27
Net realized gain (loss) on foreign currency transactions	$183	$(105)	$288
Net realized gain (loss) from investment transactions	$210	$(105)	$315
Unrealized appreciation from investments	$3,349	$969	$2,380
Unrealized (depreciation) from investments	(2,658)	(2,096)	(562)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(153)	(18)	(135)
Net change in unrealized appreciation (depreciation) on investment transactions	$538	$(1,145)	$1,683

During years ended September 30, 2023 and September 30, 2022, we had a net realized gain and loss of $0.2 million and ($0.1) million, respectively, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars and realized gains on the sale of equity investments in multiple portfolio companies.

For the year ended September 30, 2023, we had $3.3 million in unrealized appreciation on 77 portfolio company investments, which was offset by $2.7 million in unrealized depreciation on 77 portfolio company investments. For the year ended September 30, 2022, we had $1.0 million in unrealized appreciation on 53 portfolio company investments, which was offset by $2.1 million in unrealized depreciation on 70 portfolio company investments. Unrealized appreciation for the year ended September 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the year ended September 30, 2022 primarily resulted from better than expected performance of our portfolio companies.

Unrealized depreciation for the year ended September 30, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, isolated deterioration in the credit performance of certain portfolio companies. Unrealized depreciation for the year ended September 30, 2022 primarily resulted from the amortization of discounts that resulted in an increase to the cost basis of portfolio company investments.

Liquidity and Capital Resources

For the year ended September 30, 2023, we experienced a net increase in cash and cash equivalents and foreign currencies of $22.9 million. During the period, we used $96.3 million in operating activities, primarily as a result of fundings of portfolio investments of $118.6 million, partially offset by proceeds from principal payments of portfolio investments of $6.0 million. During the same period, cash provided by financing activities was $119.2 million, primarily driven by borrowings on debt of $76.0 million and proceeds from the issuance of common shares of $96.3 million, that were partially offset by repayments of debt of $40.9 million and distributions paid of $11.8 million.

For the year ended September 30, 2022, we experienced a net decrease in cash and cash equivalents and foreign currencies of $23.4 million. During the period, we used $176.3 million in operating activities, primarily as a result of fundings of portfolio investments of $188.0 million, partially offset by proceeds from principal payments of portfolio investments of $7.8 million. During the same period, cash provided by financing activities was $152.9 million, primarily driven by borrowings on debt of $142.7 million and proceeds from the issuance of common shares of $99.3 million, that were partially offset by repayments of debt of $84.1 million and distributions paid of $4.4 million.

As of September 30, 2023 and 2022, we had $27.7 million and $5.7 million, respectively, of cash and cash equivalents. In addition, as of September 30, 2023 and 2022, we had $1.4 million and $0.3 million. respectively, of foreign currencies. Cash and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of September 30, 2023 and 2022, we had investor capital subscriptions totaling $450.6 million and $339.6 million, respectively, of which $232.0 million and $135.7 million, respectively, had been called and contributed, leaving $218.6 million and $203.9 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

PNC Facility - On March 21, 2022, we entered into a revolving credit and security agreement with PNC Bank (as defined in Note 7 of our consolidated financial statements). As of September 30, 2023 and 2022, we were permitted to borrow up to $170.0 million and $80.0 million, respectively, at any one time. As of September 30, 2023 and 2022, we had outstanding debt of $109.3 million and $60.0 million, respectively, under the PNC Facility. On November 15, 2023, we, GDLC Funding, GDLC Feeder and Feeder GP amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $170.0 million to $220.0 million and update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest, at our election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. The other material terms of the PNC Facility were unchanged.

Adviser Revolver - As of September 30, 2023 and 2022, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of September 30, 2023, we had no outstanding debt under the Adviser revolver. As of September 30, 2022, we had outstanding debt of $13.1 million under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of September 30, 2023, our asset coverage for borrowed amounts was 311.9%.

As of September 30, 2023, we had outstanding commitments to fund investments totaling $53.6 million, including $11.7 million of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $50.2 million, including $10.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2023 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the PNC Facility and the Adviser Revolver as of September 30, 2023 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2023. As of September 30, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2023 and 2022, we had investments in 151 and 118 portfolio companies, respectively, with a total fair value of $320.5 million and $201.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2023 and 2022:

	Years ended
	September 30, 2023		September 30, 2022
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$2,685	2.1%	$3,046	1.3%
One stop	123,849	96.1	225,706	94.8
Subordinated debt	50	0.0 *	157	0.1
Second lien	454	0.4	—	—
Equity	1,822	1.4	9,106	3.8
Total new investment commitments	$128,860	100.0%	$238,015	100.0%
* Represents an amount less than 0.1%
For the years ended September 30, 2023 and 2022, we had approximately $6.0 million and $7.8 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2023 (1)			As of September 30, 2022(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	In Thousands
Senior secured	$15,040	$15,386	$14,692	$7,273	$8,097	$7,076
One stop	297,662	293,167	291,791	188,362	186,150	183,916
Second lien	1,207	1,314	1,194	1,000	1,204	950
Subordinated debt	243	239	228	172	169	163
Equity	N/A	11,698	12,581	N/A	9,278	9,731
Total	$314,152	$321,804	$320,486	$196,807	$204,898	$201,836

(1)As of September 30, 2023, $50.8 million and $50.8 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2022, $7.1 million and $6.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of September 30, 2023 and 2022, we had no loans on non-accrual status. As of September 30, 2023 and 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 98.0% and 97.6%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2023 and 2022:

	Years ended
	September 30, 2023	September 30, 2022
Weighted average rate of new investment fundings	11.5%	8.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.4%	5.9%
Weighted average fees of new investment fundings	1.7%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	10.2%	7.1%

As of September 30, 2023, 96.4% and 96.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limited the minimum applicable interest rates on such loans. As of September 30, 2022, 96.8% and 96.8% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limited the minimum applicable interest rates on such loans.

As of September 30, 2023 and 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $63.9 million and $55.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023 and 2022:

	As of September 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$561	0.2%	$1,149	0.6%
4	303,051	94.5	197,603	97.9
3	16,874	5.3	3,084	1.5
2	—	—	—	—
1	—	—	—	—
Total	$320,486	100.0%	$201,836	100.0%

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) investments on non-accrual status.

The table below details the weighted average price of our debt investments by internal performance rating held as of September 30, 2023 and 2022:

	Weighted Average Price[1]
Category	As of September 30, 2023	As of September 30, 2022
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.3%	97.7%
Internal Performance Rating 3 (Performing Below Expectations)	92.8	91.6
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	98.0%	97.6%

(1)Includes only debt investments held as of September 30, 2023 and 2022. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•GC Advisors voluntarily agreed to irrevocably waive 100% of the Income Incentive Fees due from us for the quarters ended December 31, 2021 and September 30, 2022, and $7,423 of the Income Incentive Fees due from us for the quarter ended March 31, 2022.
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
•On April 1, 2022, GGP Holdings LP, an affiliate of GC Advisors, transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of September 30, 2023, GGP Class B-P, LLC Holdings LP had an aggregate commitment to us of $102.0 million. As of September 30, 2023, we have issued 5,481,407.027 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $82.1 million and have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•On July 1, 2022, we entered into subscription agreement with GDLC Feeder Fund, L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by GC Advisors for an aggregate commitment of $115.0 million, and whose limited partners are not affiliates of GC Advisors. We have entered into additional subscription agreements with GDLCF and as of September 30, 2023, GDLCF has an aggregate commitment of $220.0 million. As of September 30, 2023, we have issued 3,893,686.989 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate contributions totaling $58.3 million.

GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital BDC 3, Inc., or GBDC 3, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital BDC 4, Inc., or GBDC 4 and Golub Capital Private Credit Fund, or GCRED, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, most of our officers and directors serve in similar capacities for GBDC, GBDC 3, GDLCU, GBDC 4 and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GBDC 3, GDLCU, GBDC 4, GCRED and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2023 and 2022, were valued using Level 3 inputs. As of September 30, 2023 and 2022, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs or LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of September 30, 2023 and 2022, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2023 and 2022, we recorded $143,000 and $8,000, respectively, for U.S. federal excise tax.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2023 and 2022, the weighted average floor on loans subject to floating interest rates was 0.73% and 0.70%, respectively. In addition, The PNC Facility bears interest at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily SOFR, the Term SOFR or the Base Rate (each, as defined in the PNC Facility), plus a margin ranging from 2.00% to 2.40% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus investment asset coverage of the borrowing base. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 200 basis points	$(6,175)	$(2,187)	$(3,988)
Down 150 basis points	(4,631)	(1,640)	(2,991)
Down 100 basis points	(3,088)	(1,093)	(1,995)
Down 50 basis points	(1,544)	(547)	(997)
Up 50 basis points	1,544	547	997
Up 100 basis points	3,088	1,093	1,995
Up 150 basis points	4,631	1,640	2,991
Up 200 basis points	6,175	2,187	3,988

(1)Assumes applicable three-month base rate as of September 30, 2023, with the exception of SONIA and Prime that utilize the September 30, 2023 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, PNC Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Management's Report on Internal Control over Financial Reporting	103
Report of Independent Registered Public Accounting Firm	103
Consolidated Statements of Financial Condition as of September 30, 2023 and 2022	104
Consolidated Statements of Operations for the Years Ended September 30, 2023 and 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021	105
Consolidated Statements of Changes in Net Assets for the Years Ended September 30, 2023 and 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021	106
Consolidated Statements of Cash Flows for the Years Ended September 30, 2023 and 2022 and for the period from July 1, 2021 (commencement of operations) to September 30, 2021	107
Consolidated Schedules of Investments as of September 30, 2023 and 2022	105
Notes to the Consolidated Financial Statements	135

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
GDLC’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of GDLC, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Management assessed the effectiveness of GDLC’s internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2023, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital Direct Lending Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital Direct Lending Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2023 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended September 30, 2023 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2023 and 2022, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Chicago, Illinois
December 8, 2023

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2023	September 30, 2022

Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $321,804 and $204,898, respectively)	$320,486	$201,836
Cash and cash equivalents	27,659	5,736
Foreign currencies (cost of $1,389 and $344, respectively)	1,382	337
Interest receivable	1,879	1,055
Deferred offering costs	96	226
Other assets	15	30
Total Assets	$351,517	$209,220
Liabilities
Debt	$109,347	$73,114
Less unamortized debt issuance costs	(890)	(632)
Debt less unamortized debt issuance costs	108,457	72,482
Interest payable	1,791	635
Distributions payable	4,115	—
Management and incentive fees payable	1,071	—
Accrued trustee fees	17	25
Accounts payable and accrued expenses	526	125
Total Liabilities	115,977	73,267
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2023 and 2022	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 15,702,639.886 and 9,066,482.048 shares issued and outstanding as of September 30, 2023 and 2022, respectively	16	9
Paid in capital in excess of par	234,869	135,669
Distributable earnings	655	275
Total Net Assets	235,540	135,953
Total Liabilities and Total Net Assets	$351,517	$209,220
Number of common shares outstanding	15,702,639.886	9,066,482.048
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year ended September 30, 2023	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Investment income
Interest income	$26,431	$7,066	$126
Payment-in-kind interest income	2,089	461	2
Dividend income	960	—	—
Fee income	66	106	5
Total investment income	29,546	7,633	133
Expenses
Interest expense	6,496	975	1
Base management fee	2,587	980	19
Incentive fee	2,045	590	—
Professional fees	880	674	175
Administrative service fee	343	92	5
General and administrative expenses	129	129	22
Total expenses	12,480	3,440	222
Base management fee waived (Note 4)	(1,482)	(980)	(19)
Incentive fee waived (Note 4)	—	(360)	—
Operating expenses reimbursement waived (Note 4)	—	(476)	(202)
Net expenses	10,998	1,624	1
Net investment income - before tax	18,548	6,009	132
Excise tax	143	8	—
Net investment income - after tax	18,405	6,001	132
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	27	—	—
Foreign currency transactions	183	(105)	(80)
Net realized gain (loss) on investment transactions	210	(105)	(80)
Net change in unrealized appreciation (depreciation) from:
Investments	691	(1,127)	(69)
Translation of assets and liabilities in foreign currencies	(153)	(18)	(2)
Net change in unrealized appreciation (depreciation) on investment transactions	538	(1,145)	(71)
Net gain (loss) on investment transactions	748	(1,250)	(151)
Net increase (decrease) in net assets resulting from operations	$19,153	$4,751	$(19)
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 11)	$1.74	$1.04	$(0.02)
Basic and diluted weighted average common shares outstanding (Note 11)	10,992,747	4,573,385	1,138,050

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at July 1, 2021 (commencement of operations)	700.000	$—	$11	$—	$11
Issuance of common stock	2,424,042.000	2	36,358	—	36,360
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	132	132
Net realized gain (loss) on investment transactions	—	—	—	(80)	(80)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(71)	(71)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—
Distributions from distributable earnings (losses)	—	—	—	(64)	(64)
Total increase (decrease) for the period from July 1, 2021 (commencement of operations) to September 30, 2021	2,424,042.000	2	36,358	(83)	36,277
Balance at September 30, 2021	2,424,742.000	2	36,369	(83)	36,288
Issuance of common stock	6,641,194.694	7	99,300	—	99,307
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,001	6,001
Net realized gain (loss) on investment transactions	—	—	—	(105)	(105)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(1,145)	(1,145)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	545.354	—	8	—	8
Distributions from distributable earnings (losses)	—	—	—	(4,401)	(4,401)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(8)	8	—
Total increase (decrease) for the year ended September 30, 2022	6,641,740.048	7	99,300	358	99,665
Balance at September 30, 2022	9,066,482.048	9	135,669	275	135,953
Issuance of common stock	6,420,624.600	7	96,303	—	96,310
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	18,405	18,405
Net realized gain (loss) on investment transactions	—	—	—	210	210
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	538	538
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	215,533.238	—	3,233	—	3,233
Distributions from distributable earnings (losses)	—	—	—	(14,994)	(14,994)
Distributions declared and payable	—	—	—	(4,115)	(4,115)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(336)	336	—
Total increase (decrease) for the year ended September 30, 2023	6,636,157.838	7	99,200	380	99,587
Balance at September 30, 2023	15,702,639.886	$16	$234,869	$655	$235,540

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30, 2023	Year ended September 30, 2022	Period from July 1, 2021 (commencement of operations) to September 30, 2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$19,153	$4,751	$(19)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	389	85	—
Accretion of discounts and amortization of premiums	(817)	(360)	(5)
Net realized (gain) loss on investments	(27)	—	—
Net realized (gain) loss on foreign currency transactions	(183)	105	80
Net change in unrealized (appreciation) depreciation on investments	(691)	1,127	69
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	153	18	2
Proceeds from (fundings of) revolving loans, net	(537)	(795)	(48)
Fundings of investments	(118,561)	(188,009)	(26,877)
Proceeds from principal payments and sales of portfolio investments	6,049	7,754	3,871
Payment-in-kind interest capitalized	(2,110)	(428)	—
Non-cash dividends capitalized	(956)	—	—
Proceeds from non-cash dividends	32	—	—
Changes in operating assets and liabilities:
Interest receivable	(824)	(996)	(59)
Other assets	15	(30)	—
Interest payable	1,156	634	1
Management and incentive fees payable	1,071	—	—
Accrued trustee fees	(8)	20	5
Accounts payable and accrued expenses	401	(220)	345
Net cash provided by (used in) operating activities	(96,295)	(176,344)	(22,635)
Cash flows from financing activities
Borrowings on debt	76,031	142,711	16,350
Repayments of debt	(40,887)	(84,100)	—
Capitalized debt issuance costs	(647)	(717)	—
Deferred offering costs	130	124	(350)
Proceeds from issuance of common shares	96,310	99,307	36,361
Distributions paid	(11,761)	(4,393)	(64)
Net cash provided by (used in) financing activities	119,176	152,932	52,297
Net change in cash and cash equivalents and foreign currencies	22,881	(23,412)	29,662
Effect of foreign currency exchange rates	87	(105)	(83)
Cash and cash equivalents and foreign currencies, beginning of period	6,073	29,590	11
Cash and cash equivalents and foreign currencies, end of period	$29,041	$6,073	$29,590
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,950	$255	$—
Distributions declared for the period	19,109	4,401	64
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$3,233	$8	$—
Change in distributions payable	4,115	—	—
The following table provides a reconciliation of cash and cash equivalents and foreign currencies within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	As of
	September 30, 2023	September 30, 2022
Cash and cash equivalents	$27,659	$5,736
Foreign currencies (cost of $1,389 and $344, respectively)	1,382	337
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$29,041	$6,073
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.#	One stop	SF +	7.00%	(j)(l)	12.33%				02/2029	$7,697	$7,489	3.2%	$7,697
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)				02/2029	—	(1)	—	—
										7,697	7,488	3.2	7,697
Auto Components
COP CollisionRight Holdings, Inc.#	One stop	SF +	5.25%	(k)	10.79%				04/2028	1,095	1,082	0.5	1,084
COP CollisionRight Holdings, Inc.	One stop	SF +	5.25%	(k)	10.79%				04/2028	21	21	—	21
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(k)(l)	10.10%				08/2027	274	272	0.1	263
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(l)	10.09%				08/2027	55	54	—	53
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(l)	10.03%				08/2027	13	12	—	9
										1,458	1,441	0.6	1,430
Automobiles
CG Group Holdings, LLC(21)	One stop	SF +	8.75%	(k)	12.14%	cash/	2.00%	PIK	07/2027	1,824	1,797	0.7	1,751
CG Group Holdings, LLC(21)	One stop	SF +	8.75%	(j)	12.07%	cash/	2.00%	PIK	07/2026	345	340	0.1	333
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.67%				12/2027	1,705	1,693	0.7	1,671
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.67%				12/2027	1,018	1,011	0.4	998
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.67%				12/2027	305	303	0.1	299
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.67%				12/2027	185	184	0.1	181
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.67%				12/2027	176	175	0.1	172
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.67%				12/2027	154	152	0.1	150
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.67%				12/2027	127	126	0.1	124
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.67%				12/2027	123	122	0.1	120
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.67%				12/2027	123	122	0.1	120
Denali Midco 2, LLC	One stop	SF +	6.25%	(j)	11.67%				12/2027	101	101	—	99
Denali Midco 2, LLC#	One stop	SF +	6.50%	(j)	11.92%				12/2027	95	92	—	94
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.92%				12/2027	13	12	—	13
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.92%				12/2027	6	6	—	6
Denali Midco 2, LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(2)	—	(7)
Denali Midco 2, LLC(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(1)	—	—
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.92%				12/2027	22	21	—	21
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.92%				12/2027	25	25	—	25
National Express Wash Parent Holdco, LLC#	One stop	SF +	5.50%	(k)(l)	10.89%				07/2029	6,659	6,604	2.7	6,393
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)				07/2029	—	(4)	—	(20)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(l)	10.96%				07/2029	96	95	—	89
POY Holdings, LLC	One stop	SF +	5.50%	(k)	11.04%				11/2027	2,250	2,219	0.9	2,250
POY Holdings, LLC	One stop	SF +	5.50%	(k)	11.04%				11/2027	147	146	0.1	147
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(3)	—	—
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(2)	—	—
Spotless Brands, LLC#	One stop	SF +	6.50%	(k)	12.00%				07/2028	1,112	1,094	0.5	1,101
Spotless Brands, LLC	One stop	SF +	6.50%	(k)	12.02%				07/2028	121	120	0.1	120
Spotless Brands, LLC	One stop	SF +	6.50%	(k)	11.99%				07/2028	90	89	—	89
Spotless Brands, LLC	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
										16,822	16,637	6.9	16,339
Beverages
Financial Information Technologies, LLC#	One stop	SF +	6.50%	(k)	11.89%				06/2030	2,832	2,791	1.2	2,803
Financial Information Technologies, LLC(21)	One stop	N/A			14.00%	PIK			06/2031	1,346	1,308	0.5	1,306
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(1)	—	(1)
										4,178	4,098	1.7	4,108
See Notes to Consolidated Financial Statements.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.	One stop	SF +	5.25%	(k)	10.79%	11/2028	$3,717	$3,690	1.5%	$3,642
BECO Holding Company, Inc.	One stop	SF +	5.25%	(j)	10.67%	11/2027	22	19	—	13
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)	11/2028	—	(7)	—	(19)
							3,739	3,702	1.5	3,636
Chemicals
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E +	6.25%	(e)	10.39%	09/2028	1,923	2,080	0.7	1,693
PHM NL SP Bidco B.V.(7)(11)	One stop	SF +	6.25%	(i)	11.55%	09/2028	790	781	0.3	696
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	SN +	6.25%	(h)	11.44%	09/2028	421	455	0.1	371
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E +	6.25%	(e)	10.01%	09/2028	203	214	0.1	179
							3,337	3,530	1.2	2,939
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.25%	(j)(k)	10.79%	10/2028	1,008	998	0.4	1,008
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.25%	(j)	10.67%	10/2028	10	8	—	10
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.25%		N/A(6)	10/2028	—	—	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(k)	11.66%	09/2028	14	12	—	12
Kleinfelder Intermediate, LLC#	One stop	SF +	6.25%	(k)	11.66%	09/2030	853	836	0.4	836
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)	09/2030	—	(2)	—	(2)
Profile Products LLC	One stop	SF +	5.75%	(k)	11.22%	11/2027	355	349	0.2	348
Profile Products LLC(7)	One stop	SF +	5.75%	(k)	11.22%	11/2027	72	71	—	70
Profile Products LLC	One stop	SF +	5.75%	(b)(j)	11.42%	11/2027	42	41	—	41
Profile Products LLC	One stop	P +	4.75%	(b)	13.25%	11/2027	8	8	—	8
Radwell Parent, LLC#	One stop	SF +	6.53%	(k)	12.02%	03/2029	7,709	7,611	3.3	7,709
Radwell Parent, LLC#	One stop	SF +	6.75%	(k)	12.14%	03/2029	306	298	0.1	307
Radwell Parent, LLC	One stop	SF +	6.75%	(k)	12.14%	03/2028	48	46	—	48
Radwell Parent, LLC(5)	One stop	SF +	6.53%		N/A(6)	03/2029	—	(12)	—	—
							10,425	10,264	4.4	10,395
Containers and Packaging
Chase Intermediate	One stop	SF +	5.25%	(j)(k)(l)	10.95%	10/2028	4,080	4,052	1.7	3,998
Chase Intermediate	One stop	SF +	5.25%	(l)	11.00%	10/2028	120	117	—	113
Chase Intermediate	One stop	SF +	5.25%		N/A(6)	10/2028	—	—	—	—
Chase Intermediate(5)	One stop	SF +	5.75%		N/A(6)	10/2028	—	(2)	—	(2)
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(k)	10.99%	10/2028	1,939	1,915	0.8	1,881
Fortis Solutions Group, LLC(5)	One stop	SF +	5.50%		N/A(6)	10/2027	—	(4)	—	(8)
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(k)	10.99%	10/2028	6	1	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(k)	10.99%	10/2028	45	41	—	24
							6,190	6,120	2.5	6,011
Diversified Consumer Services
COP Hometown Acquisitions, Inc.	Senior secured	SF +	4.50%	(k)	9.90%	07/2027	144	142	0.1	144
COP Hometown Acquisitions, Inc.	Senior secured	SF +	4.50%	(k)	9.90%	07/2027	97	97	—	97
COP Hometown Acquisitions, Inc.	Senior secured	SF +	4.50%	(k)	9.90%	07/2027	95	94	—	95
COP Hometown Acquisitions, Inc.	Senior secured	SF +	4.75%	(k)	10.31%	07/2027	87	85	—	87
COP Hometown Acquisitions, Inc.	Senior secured	SF +	4.50%	(k)	9.92%	07/2027	62	62	—	62
COP Hometown Acquisitions, Inc.	Senior secured	SF +	4.50%	(k)	9.98%	07/2027	44	44	—	44
COP Hometown Acquisitions, Inc.	Senior secured	SF +	4.50%		N/A(6)	07/2027	—	—	—	—
COP Exterminators Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)	07/2029	—	(1)	—	(1)
COP Exterminators Acquisitions, Inc.#	Senior secured	SF +	5.50%	(k)	11.02%	07/2029	363	358	0.2	359
COP Exterminators Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)	07/2029	—	(3)	—	(3)
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(l)	11.59%	09/2028	3,421	3,371	1.5	3,421
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(16)	—	—
EMS LINQ, LLC	One stop	SF +	6.25%	(j)	11.67%	12/2027	523	520	0.2	508
EMS LINQ, LLC(5)	One stop	SF +	6.25%		N/A(6)	12/2027	—	(1)	—	(2)
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(k)	11.57%	03/2027	885	868	0.4	876
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(k)	11.57%		03/2027	$759	$748	0.3%	$751
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(b)(k)	12.16%		03/2027	22	21	—	21
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.50%		N/A(6)		03/2027	—	(3)	—	—
FSS Buyer LLC	One stop	SF +	5.75%	(k)	11.24%		08/2028	308	304	0.1	308
FSS Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2027	—	(1)	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(l)	11.07%		06/2029	436	429	0.2	432
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(j)(k)	11.07%		06/2028	8	7	—	7
Mario Purchaser, LLC#	One stop	SF +	5.75%	(j)	11.17%		04/2029	418	412	0.2	402
Mario Purchaser, LLC(21)	One stop	SF +	10.75%	(j)	16.17%	PIK	04/2032	222	218	0.1	218
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	11.17%		04/2029	248	241	0.1	226
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)		04/2028	—	(1)	—	(2)
Mathnasium, LLC	One stop	SF +	5.00%	(k)	10.51%		11/2027	517	513	0.2	517
Mathnasium, LLC	One stop	SF +	5.00%	(k)	10.52%		11/2027	11	11	—	11
NSG Buyer, Inc. #	One stop	SF +	6.50%	(j)	11.92%		11/2029	6,133	6,028	2.6	6,133
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2029	—	(10)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(13)	—	—
RW AM Holdco LLC#	One stop	SF +	5.25%	(l)	10.82%		04/2028	1,000	993	0.4	970
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)		04/2028	—	(1)	—	(3)
								15,803	15,515	6.6	15,678
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	7.25%	(k)	12.64%		10/2028	1,091	1,068	0.5	1,091
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)		10/2028	—	(2)	—	—
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(k)	10.72%		07/2027	456	451	0.2	456
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(k)	10.72%		07/2027	85	85	—	85
Banker's Toolbox, Inc.	One stop	SF +	5.25%		N/A(6)		07/2027	—	—	—	—
Finastra USA, Inc.#(7)	One stop	SF +	7.25%	(l)	12.71%		09/2029	4,950	4,852	2.0	4,851
Finastra USA, Inc.(7)	One stop	SF +	7.25%	(j)	12.58%		09/2029	11	10	—	10
Flash Topco, Inc.	One stop	SF +	5.75%	(k)	11.22%		10/2028	939	932	0.4	892
Flash Topco, Inc.	One stop	SF +	6.50%	(k)	11.87%		10/2028	41	40	—	38
Flash Topco, Inc.	One stop	SF +	6.50%	(k)	11.87%		12/2024	19	18	—	18
Higginbotham Insurance Agency, Inc.(5)	One stop	SF +	5.50%		N/A(6)		11/2028	—	(15)	—	(15)
								7,592	7,439	3.1	7,426
Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF +	6.50%	(j)	11.92%		11/2028	2,242	2,185	0.9	2,242
CST Holding Company(5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(1)	—	—
								2,242	2,184	0.9	2,242
Food and Staples Retailing
Wineshipping.com LLC	One stop	SF +	5.75%	(k)	11.32%		10/2027	379	376	0.2	364
Wineshipping.com LLC	One stop	SF +	5.75%	(b)(k)	11.47%		10/2027	63	63	—	60
Wineshipping.com LLC	One stop	SF +	5.75%	(k)	11.20%		10/2027	10	10	—	10
								452	449	0.2	434
Food Products
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(k)	11.79%		07/2027	556	552	0.2	539
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(b)(j)(k)	12.06%		07/2027	76	75	—	72
Ultimate Baked Goods Midco LLC	One stop	SF +	6.25%	(j)	11.67%		08/2027	374	371	0.2	374
Ultimate Baked Goods Midco LLC(5)	One stop	SF +	6.25%		N/A(6)		08/2027	—	(2)	—	—
Whitebridge Pet Brands, LLC#	One stop	SF +	4.75%	(j)	10.17%		07/2027	1,259	1,250	0.5	1,259
Whitebridge Pet Brands, LLC(5)	One stop	SF +	4.75%		N/A(6)		07/2027	—	(2)	—	—
Wizard Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(h)	10.44%		03/2029	369	394	0.2	354
Wizard Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(h)	10.44%		09/2028	58	57	—	56
Wizard Bidco Limited#(7)(9)	One stop	SF +	6.50%	(k)	11.89%		03/2029	650	638	0.3	651
Wizard Bidco Limited#(7)(8)(9)	One stop	SN +	6.50%	(h)	11.69%		03/2029	217	216	0.1	217
Wizard Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.50%		N/A(6)		03/2029	—	(2)	—	—
								3,559	3,547	1.5	3,522
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior secured	SF +	8.25%	(l)	13.36%		09/2024	$21	$21	—%	$21
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.50%	(j)	10.82%		05/2028	296	294	0.1	286
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(j)	10.82%		05/2028	9	8	—	7
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(j)	11.57%		05/2028	90	89	0.1	86
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	6.00%		N/A(6)		05/2028	—	(2)	—	(2)
Coding Solutions Acquisition, Inc.#	One stop	SF +	6.00%	(k)	11.32%		05/2028	40	39	—	39
Color Intermediate, LLC#	One stop	SF +	5.50%	(k)	10.99%		10/2029	1,066	1,048	0.4	1,034
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(k)	13.12%		01/2029	431	424	0.2	431
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)		01/2029	—	(1)	—	—
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)		08/2029	—	(1)	—	(1)
Neptune Holdings, Inc.#	One stop	SF +	6.00%	(l)	11.50%		09/2030	2,628	2,589	1.1	2,595
Plasma Buyer LLC#	One stop	SF +	5.75%	(k)	11.14%		05/2029	305	300	0.1	280
Plasma Buyer LLC	One stop	SF +	5.75%	(k)	11.14%		05/2028	7	6	—	4
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)		05/2029	—	(1)	—	—
QF Holdings, Inc.	One stop	SF +	6.25%	(k)	11.72%		12/2027	35	34	—	35
Veranex, Inc.	Senior secured	SF +	5.25%	(l)	10.64%		04/2028	125	124	0.1	106
Veranex, Inc.	Senior secured	SF +	5.25%	(l)	10.54%		04/2028	42	42	—	36
Veranex, Inc.	Senior secured	SF +	5.25%	(l)	10.63%		04/2028	32	31	—	27
								5,127	5,044	2.1	4,984
Healthcare Equipment and Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(k)	11.64%		08/2028	1,889	1,874	0.8	1,889
Belmont Instrument, LLC	One stop	SF +	6.25%	(k)	11.64%		08/2028	29	28	—	29
								1,918	1,902	0.8	1,918
Healthcare Providers and Services
AAH TOPCO, LLC	One stop	SF +	5.50%	(j)	10.92%		12/2027	861	854	0.3	830
AAH TOPCO, LLC	One stop	SF +	5.50%	(j)	10.92%		12/2027	337	335	0.1	327
AAH TOPCO, LLC (21)	Subordinated debt	N/A			11.50%	PIK	12/2031	192	190	0.1	177
AAH TOPCO, LLC (5)	One stop	SF +	5.50%		N/A(6)		12/2027	—	—	—	(1)
Bamboo US Bidco LLC#(7)(8)	One stop	E +	6.00%	(c)	9.86%		09/2030	1,595	1,547	0.6	1,547
Bamboo US Bidco LLC#	One stop	SF +	6.00%	(j)	11.32%		09/2030	2,424	2,352	1.0	2,352
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)		09/2029	—	(15)	—	(15)
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)		09/2030	—	(6)	—	(6)
Community Care Partners, LLC#	One stop	SF +	6.00%	(j)	11.43%		06/2026	132	131	0.1	124
Community Care Partners, LLC	One stop	SF +	6.00%		N/A(6)		06/2026	—	—	—	—
Datix Bidco Limited(7)(8)(9)	Senior secured	SN +	4.50%	(h)	9.69%		04/2025	3,079	3,415	1.3	3,048
Datix Bidco Limited(7)(8)(9)	Second lien	SN +	7.75%	(h)	12.94%		04/2026	1,093	1,209	0.5	1,087
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(k)	11.15%		11/2028	2,164	2,152	0.8	1,796
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(k)	11.10%		11/2027	60	59	—	37
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(j)	10.17%		12/2026	298	296	0.1	292
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(j)	10.17%		12/2026	47	47	—	46
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)		12/2026	—	—	—	—
Suveto Buyer, LLC	One stop	SF +	4.25%	(j)	9.67%		09/2027	1,114	1,107	0.5	1,081
Suveto Buyer, LLC	One stop	SF +	4.25%	(j)	9.67%		09/2027	24	23	—	19
								13,420	13,696	5.4	12,741
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(k)	11.57%				08/2028	$686	$681	0.3%	$686
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Barteca Restaurants, LLC	One stop	SF +	6.00%	(k)	11.57%				08/2028	46	45	—	46
ESN Venture Holdings, LLC#	One stop	SF +	6.00%	(k)	11.39%				10/2028	2,087	2,063	0.9	2,087
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(k)	11.39%				10/2028	14	13	—	14
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(k)(l)	11.27%				10/2028	97	82	—	97
Harri US LLC(21)	One stop	SF +	10.00%	(k)	11.57%	cash/	4.00%	PIK	08/2026	48	44	—	48
Harri US LLC(21)	One stop	SF +	10.00%	(k)	11.57%	cash/	4.00%	PIK	08/2026	33	33	—	33
Harri US LLC	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC(21)	One stop	SF +	10.00%	(k)	11.57%	cash/	4.00%	PIK	08/2026	32	32	—	32
Health Buyer, LLC#	Senior secured	SF +	5.25%	(b)(k)	10.80%				04/2029	147	145	0.1	142
Health Buyer, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	(1)
Health Buyer, LLC	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	—	—	—
Health Buyer, LLC#	Senior secured	SF +	5.50%	(k)	10.89%				04/2029	75	74	—	74
YE Brands Holding, LLC(5)	One stop	SF +	5.50%		N/A(6)				10/2027	—	—	—	(1)
YE Brands Holding, LLC#	One stop	SF +	5.75%	(j)	11.18%				10/2027	2,977	2,948	1.3	2,947
										6,242	6,159	2.6	6,204
Household Durables
Groundworks LLC#	One stop	SF +	6.50%	(k)	11.81%				03/2030	651	634	0.3	651
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(2)	—	—
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	—
										651	631	0.3	651
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(b)(k)	11.25%				07/2027	220	217	0.1	220
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(j)(k)	11.23%				07/2027	7	7	—	7
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Essential Services Holdings Corporation	One stop	SF +	5.75%	(k)	11.15%				11/2026	2,718	2,701	1.1	2,663
Essential Services Holdings Corporation(5)	One stop	SF +	5.75%		N/A(6)				11/2025	—	—	—	(1)
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(k)	11.21%				08/2029	722	710	0.3	714
Excelitas Technologies Corp.#(7)(8)	One stop	E +	5.75%	(d)	9.54%				08/2029	118	113	0.1	117
Excelitas Technologies Corp.	One stop	SF +	5.75%	(k)	11.27%				08/2028	39	38	—	39
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(2)	—	(1)
										3,824	3,784	1.6	3,758
Insurance
Alera Group, Inc.	One stop	SF +	6.00%	(j)	11.42%				10/2028	1,423	1,413	0.6	1,409
Alera Group, Inc.	One stop	SF +	6.00%	(j)	11.42%				10/2028	460	457	0.2	456
Alera Group, Inc.	One stop	SF +	6.00%	(j)	11.42%				10/2028	404	400	0.2	400
AMBA Buyer, Inc.	One stop	SF +	5.25%	(k)	10.74%				07/2027	181	180	0.1	179
AMBA Buyer, Inc.	One stop	SF +	5.25%	(k)	10.74%				07/2027	54	54	—	53
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(k)	10.74%				07/2027	49	48	—	48
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	10.67%				07/2027	4	4	—	4
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(1)
Captive Resources Midco, LLC#(21)	One stop	SF +	5.25%	(j)	5.29%	cash/	5.78%	PIK	07/2029	4,633	4,560	1.9	4,633
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(k)	12.92%				03/2029	384	376	0.2	375
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Illumifin Corporation(21)	One stop	SF +	7.00%	(k)	6.58%	cash/	6.00%	PIK	09/2027	171	169	0.1	147
Integrated Specialty Coverages, LLC#	One stop	SF +	6.00%	(j)(k)(l)	11.38%				07/2030	417	407	0.2	407
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(1)	—	(1)
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2026	—	(13)	—	(26)
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(k)	11.04%				05/2027	336	332	0.1	336
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(k)	11.04%				05/2027	$186	$184	0.1%	$186
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(k)	11.04%				05/2027	129	127	—	129
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.50%		N/A(6)				03/2028	—	—	—	—
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.50%	(d)	10.21%				03/2028	255	253	0.1	255
Paisley Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.75%		N/A(6)				03/2028	—	(10)	—	—
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(l)	11.97%				05/2030	1,802	1,768	0.7	1,802
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(l)	11.97%				05/2030	601	589	0.3	601
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(k)	11.28%				10/2028	620	616	0.3	608
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(b)(k)	11.29%				10/2028	90	89	—	87
Patriot Growth Insurance Services, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	—	—	(1)
										12,199	11,997	5.1	12,084
IT Services
CivicPlus, LLC(21)	One stop	SF +	6.50%	(k)	9.57%	cash/	2.50%	PIK	08/2027	358	355	0.2	354
CivicPlus, LLC#(21)	One stop	SF +	6.50%	(k)	9.57%	cash/	2.50%	PIK	08/2027	230	228	0.1	228
CivicPlus, LLC(21)	One stop	SF +	6.50%	(k)	9.57%	cash/	2.50%	PIK	08/2027	168	166	0.1	166
CivicPlus, LLC(21)	One stop	SF +	11.75%	(l)	17.00%	PIK			06/2034	166	163	0.1	165
CivicPlus, LLC	One stop	SF +	6.00%	(j)	11.42%				08/2027	6	6	—	6
Critical Start, Inc.#(21)	One stop	SF +	6.75%	(k)	8.46%	cash/	3.63%	PIK	05/2028	189	188	0.1	187
Critical Start, Inc.	One stop	SF +	6.75%		N/A(6)				05/2028	—	—	—	—
Critical Start, Inc.#(21)	One stop	SF +	6.75%	(k)	8.46%	cash/	3.63%	PIK	05/2028	103	101	—	102
Goldcup 31018 AB(7)(8)(15)(21)	One stop	E +	6.50%	(e)	10.43%	PIK			07/2029	802	756	0.3	794
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Goldcup 31018 AB(7)(8)(15)(21)	One stop	E +	6.50%	(e)	10.43%	PIK			07/2029	75	74	—	73
Netwrix Corporation#	One stop	SF +	5.00%	(k)(l)	10.37%				06/2029	3,475	3,452	1.4	3,406
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(5)	—	(20)
Netwrix Corporation	One stop	SF +	5.00%	(l)	10.47%				06/2029	27	25	—	25
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(k)	16.12%				10/2026	205	202	0.1	205
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(k)	16.12%				10/2026	50	50	—	50
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(k)	16.12%				10/2026	15	15	—	15
WPEngine, Inc.#	One stop	SF +	6.50%	(l)	11.92%				08/2029	443	435	0.2	437
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	(1)
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(k)	11.92%				07/2027	437	437	0.2	437
Zarya Holdco, Inc.	One stop	SF +	6.50%	(k)	11.91%				07/2027	18	18	—	18
										6,767	6,664	2.8	6,646
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	6.50%	(l)	11.93%				11/2029	6,298	6,162	2.7	6,298
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(22)	—	—
Covaris Intermediate 3, LLC	One stop	SF +	5.25%	(k)	10.79%				01/2028	233	232	0.1	222
Covaris Intermediate 3, LLC(5)	One stop	SF +	5.25%		N/A(6)				01/2028	—	—	—	(2)
Covaris Intermediate 3, LLC	One stop	SF +	5.25%	(k)	10.79%				01/2028	66	63	—	42
PAS Parent Inc.	One stop	SF +	5.25%	(j)	10.68%				12/2028	2,620	2,585	1.1	2,568
PAS Parent Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2027	—	(4)	—	(4)
PAS Parent Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(7)	—	(3)
Reaction Biology Corporation	One stop	SF +	5.25%	(k)	10.79%				03/2029	324	322	0.1	308
Reaction Biology Corporation	One stop	SF +	5.25%	(l)	10.87%				03/2029	300	298	0.1	285
Reaction Biology Corporation	One stop	SF +	5.25%	(k)	10.79%				03/2029	200	198	0.1	190
Reaction Biology Corporation	One stop	SF +	5.25%	(k)	10.79%				03/2029	48	47	—	43
Reaction Biology Corporation(5)	One stop	SF +	5.25%		N/A(6)				03/2029	—	(3)	—	(16)
Unchained Labs, LLC	Senior secured	SF +	5.50%	(j)	10.87%				08/2027	57	56	—	56
Unchained Labs, LLC	Senior secured	SF +	5.50%	(j)	10.87%				08/2027	48	47	—	47
Unchained Labs, LLC	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	—
										10,194	9,973	4.2	10,034
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Marine
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(k)	11.39%	04/2029	$4,411	$4,376	1.8%	$4,279
Project Nike Purchaser, LLC	One stop	SF +	6.00%	(k)	11.39%	04/2029	45	44	—	41
							4,456	4,420	1.8	4,320
Paper and Forest Products
Messenger, LLC#	One stop	SF +	5.75%	(k)	11.29%	12/2027	596	591	0.3	573
Messenger, LLC	One stop	SF +	5.75%	(k)	11.27%	12/2027	180	179	0.1	173
Messenger, LLC	One stop	SF +	5.75%	(k)	11.29%	12/2027	90	90	—	87
Messenger, LLC	One stop	P +	4.75%	(b)	13.25%	12/2027	14	13	—	12
							880	873	0.4	845
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF +	5.50%	(k)	10.89%	05/2029	788	776	0.3	765
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF +	5.75%	(k)	11.14%	05/2029	141	138	0.1	138
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF +	5.75%	(j)	11.07%	05/2029	26	24	—	24
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF +	5.75%	(l)	11.21%	05/2029	53	52	—	51
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF +	5.75%	(l)	11.21%	05/2029	9	9	—	9
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(j)	11.43%	10/2028	596	587	0.2	584
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(j)	11.43%	10/2028	200	197	0.1	196
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(j)	11.43%	10/2027	12	11	—	10
Cobalt Buyer Sub, Inc.#	One stop	SF +	6.00%	(j)	11.43%	10/2028	166	161	0.1	163
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(h)	9.94%	08/2028	1,374	1,532	0.5	1,271
Spark Bidco Limited#(7)(8)(9)	Senior secured	SN +	6.00%	(h)	11.19%	08/2028	604	592	0.2	586
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(h)	9.94%	08/2028	167	154	0.1	154
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(h)	9.94%	08/2028	146	144	0.1	135
Spark Bidco Limited(5)(7)(8)(9)	Senior secured	SN +	4.75%		N/A(6)	02/2028	—	(2)	—	(6)
Spark Bidco Limited(7)(9)	Senior secured	SF +	6.00%	(k)	11.39%	08/2028	475	467	0.2	461
							4,757	4,842	1.9	4,541
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(j)	11.57%				05/2029	$554	$546	0.2%	$547
bswift, LLC#	One stop	SF +	6.63%	(k)	11.91%				11/2028	466	454	0.2	466
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(k)	11.14%				10/2027	240	237	0.1	240
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(1)	—	—
Citrin Cooperman Advisors LLC#	One stop	SF +	6.25%	(l)	11.70%				10/2027	133	129	0.1	133
DISA Holdings Corp.#	Senior secured	SF +	5.50%	(j)	10.83%				09/2028	330	324	0.2	330
DISA Holdings Corp.(21)	Subordinated debt	SF +	10.00%	(j)	13.33%	cash/	2.00%	PIK	03/2029	51	49	—	51
DISA Holdings Corp.	Senior secured	SF +	5.50%	(j)	10.83%				09/2028	20	20	—	20
DISA Holdings Corp.	One stop	SF +	5.50%	(j)	10.83%				09/2028	15	15	—	15
DISA Holdings Corp.	Senior secured	SF +	5.50%	(j)	10.83%				09/2028	6	5	—	6
Eliassen Group, LLC#	One stop	SF +	5.50%	(l)	10.84%				04/2028	75	74	—	75
Eliassen Group, LLC	One stop	SF +	5.50%	(j)(k)	10.86%				04/2028	15	15	—	15
Filevine, Inc.(21)	One stop	SF +	6.50%	(k)(l)	9.13%	cash/	2.50%	PIK	04/2027	301	294	0.1	304
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC	One stop	SF +	6.00%	(j)(k)	11.45%				09/2028	366	361	0.2	366
IG Investments Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2027	—	(1)	—	—
IG Investments Holdings, LLC	One stop	SF +	6.00%	(k)	11.47%				09/2028	35	34	—	35
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(k)	10.77%				11/2028	3,236	3,218	1.3	3,139
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(k)	10.78%				11/2028	157	156	0.1	150
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	SF +	5.25%		N/A(6)				11/2028	—	(5)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%		N/A(6)				11/2028	—	—	—	—
Procure Acquireco, Inc.	One stop	SF +	5.00%	(k)	10.57%				12/2028	952	945	0.4	952
Procure Acquireco, Inc.	One stop	SF +	5.00%		N/A(6)				12/2028	—	—	—	—
Procure Acquireco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(4)	—	—
										6,952	6,865	2.9	6,844
Software
Anaplan, Inc.#	One stop	SF +	6.50%	(j)	11.82%				06/2029	8,552	8,482	3.6	8,552
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	—
Armstrong Bidco Limited#(7)(8)(9)	One stop	SN +	5.00%	(h)	10.19%				06/2029	624	611	0.3	593
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.00%	(h)	10.19%				06/2029	326	310	0.1	309
Arrow Buyer, Inc.#	One stop	SF +	6.50%	(k)	11.89%				06/2030	2,048	1,998	0.8	2,022
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(6)	—	(6)
Auvik Networks Inc.(7)(10)(21)	One stop	SF +	5.75%	(k)	8.52%	cash/	2.75%	PIK	07/2027	415	413	0.2	409
Auvik Networks Inc.#(7)(10)(21)	One stop	SF +	6.25%	(k)	8.52%	cash/	3.25%	PIK	07/2027	87	86	—	87
Auvik Networks Inc.(5)(7)(10)	One stop	SF +	3.00%		N/A(6)				07/2027	—	—	—	(1)
Bayshore Intermediate #2, L.P.(21)	One stop	SF +	7.50%	(k)	13.00%				10/2028	4,109	4,055	1.7	4,109
Bayshore Intermediate #2, L.P.	One stop	SF +	6.50%	(k)	11.87%				10/2027	33	31	—	33
Bonterra LLC	One stop	SF +	7.25%	(k)	12.64%				09/2027	3,591	3,556	1.5	3,483
Bonterra LLC(5)	One stop	SF +	7.25%		N/A(6)				09/2027	—	(2)	—	(6)
Bonterra LLC	One stop	SF +	8.00%	(k)	13.39%				09/2027	4,369	4,303	1.8	4,238
Bottomline Technologies, Inc.	One stop	SF +	5.25%	(j)	10.57%				05/2029	1,552	1,527	0.6	1,486
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	(5)
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(11)	One stop	SF +	7.25%	(k)	12.60%				01/2029	507	493	0.2	507
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(11)	One stop	SF +	7.25%	(k)	12.60%				01/2029	134	130	0.1	134
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(11)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(11)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited(7)(8)(9)	One stop	A +	6.25%	(f)	10.39%				08/2030	41	40	—	40
Camelia Bidco Limited#(7)(8)(9)	One stop	SN +	6.25%	(h)	11.44%				08/2030	625	638	0.3	616
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Camelia Bidco Limited#(5)(7)(8)(9)	One stop	SN +	6.25%		N/A(6)				08/2030	$—	$(4)	—%	$(4)
Coupa Holdings, LLC#	One stop	SF +	7.50%	(j)	12.82%				02/2030	3,079	3,009	1.3	3,002
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(3)	—	(7)
Daxko Acquisition Corporation	One stop	SF +	5.50%	(j)	10.92%				10/2028	1,546	1,535	0.6	1,484
Daxko Acquisition Corporation	One stop	SF +	5.50%	(j)	10.92%				10/2028	130	129	0.1	125
Daxko Acquisition Corporation	One stop	P +	4.50%	(b)	13.00%				10/2027	22	21	—	17
Daxko Acquisition Corporation(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	—	—	(2)
Denali Bidco Limited#(7)(8)(9)	One stop	E +	6.00%	(c)	9.86%				08/2030	248	248	0.1	241
Denali Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(4)	—	(4)
Denali Bidco Limited#(7)(8)(9)	One stop	SN +	6.00%	(h)	11.19%				08/2030	986	996	0.4	961
Dragon UK Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(h)	10.94%				02/2029	787	840	0.3	763
Dragon UK Bidco Limited(7)(8)(9)	One stop	C +	5.75%	(g)	11.26%				02/2029	479	499	0.2	465
Dragon UK Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.75%		N/A(6)				02/2029	—	—	—	(6)
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(15)	—	(15)
Evergreen IX Borrower 2023, LLC#	One stop	SF +	6.00%	(k)	11.39%				09/2030	5,518	5,380	2.3	5,380
Gainsight, Inc.(21)	One stop	SF +	6.75%	(k)	12.27%	PIK			07/2027	673	667	0.3	667
Gainsight, Inc.(21)	One stop	SF +	6.75%	(k)	12.27%	PIK			07/2027	56	55	—	55
GTY Technology Holdings, Inc.#(21)	One stop	SF +	6.87%	(k)	7.97%	cash/	4.30%	PIK	07/2029	1,744	1,716	0.7	1,726
GTY Technology Holdings, Inc.(21)	One stop	SF +	6.88%	(k)	7.97%	cash/	4.30%	PIK	07/2029	1,139	1,118	0.5	1,127
GTY Technology Holdings, Inc.(21)	One stop	SF +	6.88%	(k)	7.97%	cash/	4.30%	PIK	07/2029	209	207	0.1	207
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	(1)
Hyland Software, Inc.#	One stop	SF +	6.00%	(j)	11.32%				09/2030	13,359	13,160	5.5	13,159
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
ICIMS, Inc.#(21)	One stop	SF +	7.25%	(k)	8.76%	cash/	3.88%	PIK	08/2028	13,932	13,742	5.7	13,653
ICIMS, Inc.	One stop	SF +	6.75%	(k)	12.14%				08/2028	47	43	—	42
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(64)
IQN Holding Corp. #	One stop	SF +	5.25%	(k)	10.67%				05/2029	936	927	0.4	918
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(2)	—	(4)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(1)
Island Bidco AB#(7)(8)(15)(21)	One stop	E +	7.25%	(e)	3.93%	cash/	7.25%	PIK	07/2028	355	348	0.1	355
Island Bidco AB#(7)(15)(21)	One stop	SF +	7.00%	(l)	8.84%	cash/	3.50%	PIK	07/2028	173	172	0.1	173
Island Bidco AB(7)(15)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(7)(8)(15)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.#(21)	One stop	SF +	6.25%	(k)	9.12%	cash/	2.50%	PIK	06/2029	4,194	4,143	1.7	4,152
Kaseya Inc.(21)	One stop	SF +	6.25%	(j)	9.07%	cash/	2.50%	PIK	06/2029	41	40	—	39
Kaseya Inc.(21)	One stop	SF +	6.25%	(k)	9.12%	cash/	2.50%	PIK	06/2029	15	13	—	13
LeadsOnline, LLC#	One stop	SF +	6.25%	(j)	11.58%				02/2028	367	358	0.2	358
LeadsOnline, LLC#	One stop	SF +	6.25%	(j)	11.58%				02/2028	2,077	2,026	0.9	2,025
LeadsOnline, LLC(5)	One stop	SF +	6.25%		N/A(6)				02/2028	—	(1)	—	(1)
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(j)	10.92%				12/2028	1,187	1,178	0.5	1,140
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(j)	10.92%				12/2027	53	52	—	49
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(j)(k)	10.99%				12/2028	175	167	0.1	131
Naviga Inc.	Senior secured	SF +	7.00%	(k)	12.49%				12/2023	6	6	—	6
Panzura, LLC(21)	One stop	N/A			2.00%	cash/	13.00%	PIK	08/2027	50	44	—	44
PING Identity Holding Corp.#	One stop	SF +	7.00%	(j)	12.32%				10/2029	910	898	0.4	910
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(j)	12.07%				09/2028	239	237	0.1	239
ProcessUnity Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(k)	12.14%				09/2028	48	47	—	48
ProcessUnity Holdings, LLC#	One stop	SF +	6.75%	(k)	12.14%				09/2028	146	144	0.1	146
QAD, Inc.	One stop	SF +	5.38%	(j)	10.69%				11/2027	3,877	3,850	1.6	3,877
QAD, Inc.(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(l)	11.30%				06/2029	2,422	2,402	1.0	2,367
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quant Buyer, Inc.#	One stop	SF +	6.00%	(l)	11.30%				06/2029	$2,040	$2,024	0.8%	$1,994
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(2)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(39)	—	—
Rainforest Bidco Limited(7)(8)(9)(21)	One stop	SN +	5.50%	(h)	8.69%	cash/	2.00%	PIK	07/2029	689	657	0.3	658
Rainforest Bidco Limited(7)(9)(21)	One stop	SF +	5.50%	(i)	8.80%	cash/	2.00%	PIK	07/2029	133	132	0.1	127
Rainforest Bidco Limited(7)(8)(9)(21)	One stop	SN +	5.50%	(h)	8.69%	cash/	2.00%	PIK	07/2029	51	48	—	48
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.50%		N/A(6)				07/2029	—	(64)	—	(64)
Riskonnect Parent, LLC#	One stop	SF +	5.50%	(k)	11.04%				12/2028	4,190	4,159	1.7	4,107
Riskonnect Parent, LLC	One stop	SF +	5.50%	(k)	11.04%				12/2028	92	90	—	87
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(1)	—	(2)
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.25%	(j)	11.58%				08/2029	17,386	17,094	7.2	17,212
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(5)	—	(3)
Sapphire Bidco Oy(7)(8)(14)	One stop	E +	5.75%	(d)	9.41%				07/2029	1,808	1,695	0.8	1,808
Sapphire Bidco Oy#(7)(8)(14)	One stop	E +	5.75%		N/A(6)				07/2029	—	—	—	—
Tahoe Bidco B.V. (7)(11)	One stop	SF +	6.00%	(j)	11.42%				09/2028	683	678	0.3	663
Tahoe Bidco B.V. (5)(7)(11)	One stop	SF +	6.00%		N/A(6)				10/2027	—	(1)	—	(2)
Templafy APS and Templafy, LLC#(7)(17)	One stop	SF +	6.00%	(l)	11.68%				07/2028	554	542	0.2	554
Templafy APS and Templafy, LLC(7)(17)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(17)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2)	—	—
Vendavo, Inc.	One stop	SF +	5.75%	(k)	11.25%				09/2027	1,100	1,093	0.4	1,045
Vendavo, Inc.	One stop	P +	4.75%	(b)	13.25%				09/2027	85	84	—	78
WebPT, Inc.	One stop	SF +	6.75%	(k)	12.27%				01/2028	35	34	—	34
Zendesk, Inc.#(21)	One stop	SF +	6.75%	(k)	8.90%	cash/	3.25%	PIK	11/2028	9,373	9,215	3.9	9,373
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(20)	—	—
										126,457	124,451	52.2	124,267
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp	One stop	SF +	5.50%	(k)	11.04%		02/2028	$1,022	$1,006	0.4%	$991
Ave Holdings III, Corp	One stop	SF +	5.50%	(k)	11.04%		02/2028	761	756	0.3	738
Ave Holdings III, Corp(5)	One stop	SF +	5.50%		N/A(6)		02/2028	—	(1)	—	(3)
Ave Holdings III, Corp	One stop	SF +	5.50%	(k)	11.04%		02/2028	95	81	—	60
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(k)	11.17%		08/2029	14,424	14,210	6.0	14,208
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.50%	PIK	08/2030	2,159	2,118	0.9	2,029
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2029	—	(6)	—	(6)
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.50%	PIK	08/2030	90	82	—	85
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.50%	PIK	08/2030	499	494	0.2	469
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.50%	PIK	08/2030	92	91	0.1	86
PPV Intermediate Holdings, LLC(21)	One stop	N/A			14.25%	PIK	08/2030	51	49	—	49
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.59%		08/2028	309	307	0.1	306
Salon Lofts Group, LLC#	Senior secured	SF +	6.25%	(l)	11.59%		08/2028	4,734	4,695	2.0	4,687
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.64%		08/2028	77	77	—	77
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.60%		08/2028	67	66	—	65
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(11)	—	(13)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.64%		08/2028	245	243	0.1	242
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.64%		08/2028	102	101	0.1	101
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.63%		08/2028	72	71	—	71
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.68%		08/2028	319	316	0.1	316
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(8)	—	(8)
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(l)	14.45%		09/2029	114	105	—	107
SureWerx Purchaser III, Inc.#(7)	One stop	SF +	6.75%	(k)	12.14%		12/2029	784	767	0.3	784
SureWerx Purchaser III, Inc.(7)	One stop	SF +	6.75%	(j)(k)	12.07%		12/2028	29	28	—	29
SureWerx Purchaser III, Inc.(5)(7)	One stop	SF +	6.75%		N/A(6)		12/2029	—	(2)	—	—
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(l)	11.40%		04/2028	458	453	0.2	439
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(l)	11.31%		04/2028	174	168	0.1	167
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(b)(k)	11.34%		04/2028	6	5	—	4
								26,683	26,261	10.9	26,080
Water Utilities
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(a)(l)	10.04%		11/2026	119	118	0.1	119
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(j)	9.92%		11/2026	12	12	—	12
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%		N/A(6)		10/2026	—	—	—	—
Vessco Midco Holdings, LLC	Senior secured	SF +	4.00%		N/A(6)		11/2026	—	—	—	—
								131	130	0.1	131

Total debt investments								$314,152	$310,106	129.4%	$307,905
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(18)(19)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	21	$207	0.1%	$216
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		N/A	—	51	—	34
Go Car Wash Parent, Corp.(20)	Preferred stock	N/A	17.00%	Non-Cash	N/A	—	292	0.1	304
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		N/A	—	166	0.1	131
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	1	81	0.1	93
POY Holdings, LLC(20)	LLC units	N/A	N/A		N/A	41	41	0.1	102
							631	0.4	664
Building Products
BECO Holding Company, Inc.(20)	Preferred stock	N/A	11.75%	Non-Cash	N/A	15	1,661	0.8	1,779
BECO Holding Company, Inc.	LP interest	N/A	N/A		N/A	1	103	—	105
							1,764	0.8	1,884
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		N/A	36	36	—	42
EGD Security Systems, LLC	Common stock	N/A	N/A		N/A	376	254	0.2	539
Radwell Parent, LLC(20)	LP units	N/A	N/A		N/A	1	105	0.1	132
							395	0.3	713
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A		N/A	19	10	—	22

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	93	93	0.1	105
EMS LINQ, LLC	LP interest	N/A	N/A		N/A	33	33	—	25
HS Spa Holdings, Inc.	Common stock	N/A	N/A		N/A	31	31	—	32
NSG Buyer, Inc. (7)	LP units	N/A	N/A		N/A	1	551	0.2	536
							708	0.3	698
Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		N/A	—	34	—	25
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		N/A	—	1	—	2
							35	—	27
Healthcare Providers and Services
Suveto Buyer, LLC	Common stock	N/A	N/A		N/A	—	35	—	24

Hotels, Restaurants and Leisure
Harri US LLC	LLC units	N/A	N/A		N/A	5	43	—	40
Harri US LLC	Preferred stock	N/A	N/A		N/A	5	30	—	34
Harri US LLC	Warrant	N/A	N/A		N/A	2	7	—	11
							80	—	85
IT Services
Critical Start, Inc.	Common stock	N/A	N/A		N/A	17	17	—	21
Kentik Technologies, Inc.	Preferred stock	N/A	N/A		N/A	11	63	—	63
Netwrix Corporation(20)	LLC units	N/A	N/A		N/A	4	8	—	13
							88	—	97
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	275	275	0.1	275
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	275	—	0.1	85
PAS Parent Inc.	LP interest	N/A	N/A		N/A	1	82	—	78
PAS Parent Inc.	Preferred stock	N/A	N/A		N/A	—	12	—	14
Reaction Biology Corporation	LLC units	N/A	N/A		N/A	—	38	—	40
							407	0.2	492
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper and Forest Products
Messenger, LLC	LLC units	N/A			N/A		N/A	—	$27	—%	$14
Messenger, LLC	LLC units	N/A			N/A		N/A	—	—	—	—
									27	—	14
Pharmaceuticals
Cobalt Buyer Sub, Inc.(20)	Preferred stock	SF +	10.00%	(k)	15.24%	Non-Cash	N/A	—	565	0.3	638
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		N/A	—	10	—	10
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		N/A	—	—	—	—
									575	0.3	648
Professional Services
Enboarder, Inc.(7)(12)	Preferred stock	N/A			N/A		N/A	3	32	—	32
Filevine, Inc.	Preferred stock	N/A			N/A		N/A	36	231	0.1	263
Filevine, Inc.	Warrant	N/A			N/A		N/A	5	8	—	28
Filevine, Inc.	Warrant	N/A			N/A		N/A	15	15	—	15
Procure Acquireco, Inc.	LP interest	N/A			N/A		N/A	—	42	—	53
									328	0.1	391
Software
Anaplan, Inc.	LP interest	N/A			N/A		N/A	336	336	0.2	478
Auvik Networks Inc.(7)(10)	Preferred stock	N/A			N/A		N/A	2	17	—	20
Auvik Networks Inc.(7)(10)	Preferred stock	N/A			N/A		N/A	—	2	—	2
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		N/A	243	243	0.1	213
Cynet Security Ltd.(7)(16)	Preferred stock	N/A			N/A		N/A	13	46	—	55
Denali Bidco Limited(7)(9)	LP interest	N/A			N/A		N/A	32	42	—	42
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	26	26	—	33
Kaseya Inc.(20)	Preferred stock	N/A			11.75%	Non-Cash	N/A	2	2,037	0.9	2,074
Kaseya Inc.	LP interest	N/A			N/A		N/A	46	46	—	51
Ministry Brands Holdings LLC	LP interest	N/A			N/A		N/A	46	46	—	41
Onit, Inc.(20)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	46	—	50
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	7
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	4
QAD, Inc.(20)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	100	0.1	110
QAD, Inc.	Common stock	N/A			N/A		N/A	7	—	—	9
Riskonnect Parent, LLC(20)	Preferred stock	N/A			11.00%	Non-Cash	N/A	1	1,105	0.5	1,061
Riskonnect Parent, LLC(20)	Preferred stock	SF +	10.50%	(k)	15.92%	Non-Cash	N/A	1	705	0.3	735
Riskonnect Parent, LLC	LP interest	N/A			N/A		N/A	47	47	—	61
Templafy APS and Templafy, LLC(7)(17)	Warrant	N/A			N/A		N/A	—	11	—	8
Zendesk, Inc.	LP units	N/A			N/A		N/A	21	211	0.1	292
									5,076	2.2	5,346
Specialty Retail
Ave Holdings III, Corp(20)	Preferred stock	N/A			11.50%	Non-Cash	N/A	1	1,084	0.5	1,045
Ave Holdings III, Corp	LP units	N/A			N/A		N/A	—	127	0.1	121
Salon Lofts Group, LLC	LP units	N/A			N/A		N/A	—	116	—	91
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A			N/A		N/A	—	5	—	3
									1,332	0.6	1,260

Total equity investments									11,698	5.3	12,581

Total investments									321,804	134.7	320,486

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)					5.17%	(22)			14,996	6.3	$14,996

Total investments and money market funds									$336,800	141.0%	$335,482

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

#	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Australian Interbank Rate (”AUD” or ”A”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or Canadian Bankers’ Acceptance Rate (“CDOR” or “C”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2023, as the loan may have priced or repriced based on an index rate prior to September 30, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was last quoted on June 30, 2023 at 5.76%.
(b) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of September 30, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.85% as of September 30, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.95% as of September 30, 2023.
(e) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 4.13% as of September 30, 2023.
(f) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.14% as of September 30, 2023.
(g) Denotes that all or a portion of the contract was indexed to 90-day CDOR, which was 5.51% as of September 30, 2023.
(h) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of September 30, 2023.
(i) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.31% as of September 30, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 5.32% as of September 30, 2023.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 5.40% as of September 30, 2023.
(l) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 5.47% as of September 30, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2023.
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
(6)The entire commitment was unfunded as of September 30, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, total non-qualifying assets at fair value represented 13.0% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(21)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2023.
(22)The rate shown is the annualized seven-day yield as of September 30, 2023.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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

The Company’s investment strategy is to invest primarily in one stop loans (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company also selectively invests in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, primarily U.S. middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

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
(In thousands, except shares and per share data)

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, interest income included $817, $360 and $5, respectively, of accretion of discounts and amortization of premiums. For the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company received loan origination fees of $2,605, $3,190 and $399, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, interest income included $2,089, $461 and $2, respectively, of PIK interest. For the years ended September 30, 2023 and 2022, the Company capitalized PIK interest of $2,110 and $428, respectively, into the principal balance of certain

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
debt investments. For the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company did not capitalize any PIK interest into the principal balance of debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the year ended September 30, 2023, fee income included $4 from non-recurring prepayment premiums. For the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

For the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $24,855, $5,789 and $67, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the year ended September 30, 2023, the Company recognized PIK and non-cash dividend income of $956, which was capitalized into the cost basis of certain preferred equity investments. For the years ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company had no capitalized PIK and non-cash dividends. For the year ended September 30, 2023, the Company received $32 in cash payments of accrued and capitalized preferred dividends in cash. For the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the year ended September 30, 2023, the Company recorded dividend income received in cash of $4 and return of capital distributions received in cash of $151. For the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company did not recognize dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2023 and 2022, the Company had no portfolio company investments on non-accrual status.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2023 and 2022, $143 and $8, respectively, was recorded for U.S. federal excise tax. For the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2023. The Company’s tax returns for the 2021 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2023 and 2022, the Company had deferred debt issuance costs of $890 and $632, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2023 and 2022 was $389 and $85, respectively. The Company did not amortize deferred debt issuance costs for the period from July 1, 2021 (commencement of operations) to September 30, 2021.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company amortized $129, $129 and $19, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of September 30, 2023 and 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$450,551	$231,988	$339,551	$135,678

As of September 30, 2023 and 2022, the ratio of total contributed capital to total capital subscriptions was 51.5% and 40.0%, respectively, and the Company had uncalled capital commitments of $218,563 and $203,873, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLC common stock issued for the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the period from July 1, 2021 (commencement of operations) to September 30, 2021
Issuance of shares	07/13/21	404,000.000	$15.00	$6,060
Issuance of shares	07/29/21	808,000.000	15.00	12,120
Issuance of shares	08/19/21	404,000.000	15.00	6,060
Issuance of shares	09/27/21	808,042.000	15.00	12,121
Shares issued for capital drawdowns		2,424,042.000		$36,361

Shares issued for the year ended September 30, 2022
Issuance of shares	10/28/21	673,368.333	$15.00	$10,100
Issuance of shares	01/28/22	416,021.000	15.00	6,241
Issuance of shares	03/24/22	416,021.000	15.00	6,241
Issuance of shares	04/15/22	568,028.000	15.00	8,520
Issuance of shares	05/27/22	639,031.533	15.00	9,585
Issuance of shares	06/27/22	852,042.000	15.00	12,781
Issuance of shares	08/15/22	2,051,121.863	14.90	30,559
Issuance of shares	09/12/22	1,025,560.965	14.90	15,280
Shares issued for capital drawdowns		6,641,194.694		$99,307
Issuance of shares	07/25/22	147.138	$14.90	$2
Issuance of shares	09/14/22	398.216	14.90	6
Shares issued through DRIP		545.354		$8

Shares issued for the year ended September 30, 2023
Issuance of shares	11/14/22	1,018,651.533	$15.00	$15,280
Issuance of shares	02/06/23	905,468.001	15.00	13,582
Issuance of shares	06/26/23	892,101.000	15.00	13,382
Issuance of shares	09/06/23	1,351,651.533	15.00	20,275
Issuance of shares	09/27/23	2,252,752.533	15.00	33,791
Shares issued for capital drawdowns		6,420,624.600		$96,310
Issuance of shares	12/28/22	945.746	$15.00	$14
Issuance of shares	02/28/23	30,624.251	15.00	460
Issuance of shares	03/21/23	38,331.885	15.00	575
Issuance of shares	05/23/23	104,500.708	15.00	1,567
Issuance of shares	06/21/23	41,130.648	15.00	617
Shares issued through DRIP		215,533.238		$3,233

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

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

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GDLC, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. The Investment Adviser has agreed to certain waivers with respect to the base management fee for the periods following July 1, 2021, the initial closing date for the private placement of shares of the Company's common stock, and will irrevocably waive 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2021 to June 30, 2022; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2022 to June 30, 2023; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2023 to June 30, 2024.

For the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the base management fees incurred by the Company were $2,587, $980 and $19, respectively, and the base management fees irrevocably waived by the Investment Adviser were $1,482, $980, which included a one-time waiver of $138 in order to waive 100% of the base management fee for the three months ended September 30, 2022, and $19, respectively.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
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

For the years ended September 30, 2023 and 2022, the Income Incentive Fee incurred was $2,045 and $590, respectively. For the year ended September 30, 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $360. After taking into account the waiver by the Investment Adviser, the Income Incentive Fee incurred was $230 for the year ended September 30, 2022. For the period from July 1, 2021 (commencement of operations) to September 30, 2021, there was no Income Incentive Fee incurred.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
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

For the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company did not accrue a Capital Gain Incentive Fee. As of September 30, 2023 and 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. As of September 30, 2023 and 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP.

For the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Company did not accrue a capital gain incentive fee under GAAP. As of September 30, 2023, and 2022, there was no accrual for the capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 10.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a) ‘‘liquidation’’ includes the sale of all or substantially all of the Company’s assets or the acquisition of all or substantially all of the shares of the Company’s common stock in a single or series of related transactions and (b) ‘‘adjusted capital’’ means the net asset value of the Company calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
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

As of September 30, 2023, included in accounts payable and accrued expenses is $102 for accrued allocated shared services under the Administration Agreement. As of September 30, 2022, there were no amounts included in accounts payable and accrued expenses for accrued allocated shared services under the Administration Agreement, as a result of the waiver of reimbursement of certain expenses by the Administrator and the Investment Adviser described in the Other related party transactions section below.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of September 30, 2023 and 2022, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

During the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Administrator and the Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement and trustee fees. During the year ended September 30, 2022, and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the Administrator and Investment Adviser waived the reimbursement of $476 and $202, respectively, in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the year ended September 30, 2023 were $780. There were no expenses reimbursed to the Administrator for the year ended September 30, 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
As of September 30, 2023 and 2022, accounts payable and accrued expenses included $225 and $0, net of waiver of the reimbursement of operating expenses, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of September 30, 2023, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of September 30, 2023, the Company has issued 5,481,407.027 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $82,128 and has also issued 214,587,492.000 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of September 30, 2023, GDLCF has an aggregate commitment of $220,000. As of September 30, 2023, the Company has issued 3,893,686.989 shares of its common stock to GDLC Feeder Fund L.P. in exchange for aggregate capital contributions totaling $58,300.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2023, permits the Company to borrow a maximum of $70,000 and expires on November 15, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 5.    Investments

Investments as of September 30, 2023 and 2022 consisted of the following:

	As of September 30, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$15,040	$15,386	$14,692	$7,273	$8,097	$7,076
One stop	297,662	293,167	291,791	188,362	186,150	183,916
Second lien	1,207	1,314	1,194	1,000	1,204	950
Subordinated debt	243	239	228	172	169	163
Equity	N/A	11,698	12,581	N/A	9,278	9,731
Total	$314,152	$321,804	$320,486	$196,807	$204,898	$201,836

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2023			As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$55,985	17.4%		$38,848	19.0%
Midwest	47,193	14.7		26,738	13.0
Northeast	53,912	16.7		34,172	16.7
Southeast	51,327	15.9		31,870	15.6
Southwest	37,625	11.7		27,527	13.4
West	51,697	16.1		28,062	13.7
Canada	518	0.2		501	0.2
United Kingdom	14,046	4.4		9,367	4.6
Netherlands	4,829	1.5		3,521	1.7
Australia	32	0.0	*	32	0.0	*
Luxembourg	999	0.3		778	0.4
Finland	1,695	0.5		1,691	0.8
Sweden	1,349	0.4		1,198	0.6
Israel	46	0.0	*	46	0.0	*
Denmark	551	0.2		547	0.3
Total	$321,804	100.0%		$204,898	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2023			As of September 30, 2022
Fair Value:
United States
Mid-Atlantic	$56,368	17.6%		$38,975	19.3%
Midwest	47,219	14.7		26,542	13.2
Northeast	53,655	16.7		33,916	16.8
Southeast	51,510	16.1		31,819	15.8
Southwest	37,491	11.7		27,483	13.6
West	51,593	16.1		27,606	13.7
Canada	517	0.2		491	0.2
United Kingdom	13,054	4.1		7,728	3.8
Netherlands	4,241	1.3		3,051	1.5
Australia	32	0.0	*	35	0.0	*
Luxembourg	987	0.3		776	0.4
Finland	1,808	0.6		1,659	0.8
Sweden	1,394	0.4		1,163	0.6
Israel	55	0.0	*	46	0.0	*
Denmark	562	0.2		546	0.3
Total	$320,486	100.0%		$201,836	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2023 and 2022 were as follows:

	As of September 30, 2023		As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$7,695	2.4%	$—	—%
Auto Components	1,441	0.4	991	0.5
Automobiles	17,268	5.4	14,440	7.0
Beverages	4,098	1.3	—	—
Building Products	5,466	1.7	5,267	2.6
Chemicals	3,530	1.1	3,521	1.7
Commercial Services and Supplies	10,659	3.3	9,530	4.6
Containers and Packaging	6,130	1.9	5,906	2.9
Distributors	—	—	353	0.2
Diversified Consumer Services	16,223	5.0	10,159	5.0
Diversified Financial Services	7,439	2.3	1,451	0.7
Electronic Equipment, Instruments and Components	2,184	0.7	—	—
Food and Staples Retailing	449	0.1	406	0.2
Food Products	3,582	1.1	2,984	1.5
Health Care Technology	5,044	1.6	746	0.4
Healthcare Equipment and Supplies	1,902	0.6	1,889	0.9
Healthcare Providers and Services	13,731	4.3	9,105	4.4
Hotels, Restaurants and Leisure	6,239	1.9	952	0.5
Household Durables	631	0.2	—	—
Industrial Conglomerates	3,784	1.2	2,510	1.2
Insurance	11,997	3.7	8,546	4.2
IT Services	6,752	2.1	5,513	2.7
Life Sciences Tools & Services	10,380	3.2	3,205	1.6
Marine	4,420	1.4	3,851	1.9
Paper and Forest Products	900	0.3	916	0.4
Pharmaceuticals	5,417	1.7	3,773	1.8
Professional Services	7,193	2.2	5,925	2.9
Software	129,527	40.3	82,122	40.1
Specialty Retail	27,593	8.6	20,758	10.1
Textiles, Apparel and Luxury Goods	—	—	34	0.0	*
Water Utilities	130	0.0 *	45	0.0	*
Total	$321,804	100.0%	$204,898	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2023		As of September 30, 2022
Fair Value:
Aerospace and Defense	$7,913	2.5%	$—	—%
Auto Components	1,430	0.4	997	0.5
Automobiles	17,003	5.3	14,307	7.1
Beverages	4,108	1.3	—	—
Building Products	5,520	1.7	5,392	2.7
Chemicals	2,939	0.9	3,051	1.5
Commercial Services and Supplies	11,108	3.5	9,296	4.6
Containers and Packaging	6,033	1.9	5,872	2.9
Distributors	—	—	353	0.2
Diversified Consumer Services	16,376	5.1	10,083	5.0
Diversified Financial Services	7,426	2.3	1,429	0.7
Electronic Equipment, Instruments and Components	2,242	0.7	—	—
Food and Staples Retailing	434	0.1	396	0.2
Food Products	3,549	1.1	2,842	1.4
Health Care Technology	4,984	1.6	737	0.4
Healthcare Equipment and Supplies	1,918	0.6	1,888	0.9
Healthcare Providers and Services	12,765	4.0	7,977	3.9
Hotels, Restaurants and Leisure	6,289	2.0	956	0.5
Household Durables	651	0.2	—	—
Industrial Conglomerates	3,758	1.2	2,474	1.2
Insurance	12,084	3.8	8,450	4.2
IT Services	6,743	2.1	5,497	2.7
Life Sciences Tools & Services	10,526	3.3	3,138	1.6
Marine	4,320	1.3	3,756	1.9
Paper and Forest Products	859	0.3	922	0.5
Pharmaceuticals	5,189	1.6	3,523	1.7
Professional Services	7,235	2.3	5,885	2.9
Software	129,613	40.4	81,772	40.5
Specialty Retail	27,340	8.5	20,765	10.3
Textiles, Apparel and Luxury Goods	—	—	35	0.0	*
Water Utilities	131	0.0 *	43	0.0	*
Total	$320,486	100.0%	$201,836	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2023 and 2022, were valued using Level 3 inputs. As of September 30, 2023 and 2022, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2023 and 2022:

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$307,905	$307,905
Equity investments(1)	—	—	12,581	12,581
Money market funds(1)(2)	14,996	—	—	14,996
Total assets, at fair value:	$14,996	$—	$320,486	$335,482

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$192,105	$192,105
Equity investments(1)	—	—	9,731	9,731
Money market funds(1)(2)	2,635	—	—	2,635
Total assets, at fair value:	$2,635	$—	$201,836	$204,471

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held at the end of each year was $1,733, ($2,992) and ($69), respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2023 and 2022:

	For the year ended September 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$192,105	$9,731	$201,836
Net change in unrealized appreciation (depreciation) on investments	261	430	691
Net translation of investments in foreign currencies	1,052	—	1,052
Realized gain (loss) on investments	27	—	27
Realized gain (loss) on translation of investments in foreign currencies	(20)	—	(20)
Fundings of (proceeds from) revolving loans, net	537	—	537
Fundings of investments	116,017	2,544	118,561
PIK interest and non-cash dividends	2,110	956	3,066
Proceeds from non-cash dividends	—	(32)	(32)
Proceeds from principal payments and sales of portfolio investments	(5,001)	(1,048)	(6,049)
Accretion of discounts and amortization of premiums	817	—	817
Fair value, end of period	$307,905	$12,581	$320,486

	For the year ended September 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,818	$172	$22,990
Net change in unrealized appreciation (depreciation) on investments	(1,580)	453	(1,127)
Net translation of investments in foreign currencies	(1,866)	—	(1,866)
Fundings of (proceeds from) revolving loans, net	795	—	795
Fundings of investments	178,810	9,199	188,009
PIK interest	428	—	428
Proceeds from principal payments of portfolio investments	(7,660)	(93)	(7,753)
Accretion of discounts and amortization of premiums	360	—	360
Fair value, end of period	$192,105	$9,731	$201,836

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$14,692	Yield analysis	Market interest rate	8.3% - 13.5% (10.3%)
		Market comparable companies	EBITDA multiples	8.0x - 24.0x (15.5x)
One stop loans(2)	$291,791	Yield analysis	Market interest rate	7.3% - 19.8% (10.3%)
		Market comparable companies	EBITDA multiples	8.0x - 34.0x (17.7x)
		Market comparable companies	Revenue multiples	5.0x - 27.0x (10.2x)
Subordinated debt and second lien loans	$1,422	Yield analysis	Market interest rate	13.0% - 14.0% (13.5%)
		Market comparable companies	EBITDA multiples	9.5x - 22.0x (20.5x)
Equity(3)	$12,581	Market comparable companies	EBITDA multiples	8.5x - 26.0x (18.5x)
			Revenue multiples	5.5x - 18.0x (12.9x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $214,005 and $77,786 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $10,887 and $1,694 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$7,076	Yield analysis	Market interest rate	7.3% - 12.3% (8.7%)
		Market comparable companies	EBITDA multiples	8.0x - 26.2x (18.7x)
One stop loans(2)	$183,916	Yield analysis	Market interest rate	7.3% - 15.0% (9.5%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (18.0x)
		Market comparable companies	Revenue multiples	5.5x - 22.0x (12.5x)
Subordinated debt and second lien loans	$1,113	Yield analysis	Market interest rate	12.3% - 12.8% (12.3%)
		Market comparable companies	EBITDA multiples	22.0x - 23.0x (22.9x)
Equity(3)	$9,731	Market comparable companies	EBITDA multiples	9.0x - 25.9x (18.5x)
			Revenue multiples	7.8x - 22.0x (15.6x)

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2023 and 2022:

	As of September 30, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$109,347	$109,347	$73,114	$73,114

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2023, the Company’s asset coverage for borrowed amounts was 311.9%.

PNC Facility: On March 21, 2022, the Company and GDLC Funding entered into a revolving credit and security agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC Bank”), as administrative agent, collateral agent and a lender and PNC Capital Markets LLC, as structuring agent. On August 16, 2022, the Company entered into a Joinder and First Amendment on the PNC Facility to add GDLCF, as a Borrower and Golub Onshore GP 3, LLC (“Feeder GP”), the general partner to GDLCF, which is controlled by the Investment Adviser. As of September 30, 2023, the PNC Facility allowed the Company to borrow an aggregate amount of up to $170,000, subject to leverage and borrowing base restrictions, with a stated maturity date of March 21, 2025. Through a series of amendments during the year ended September 30, 2023, most recently on September 8, 2023, the Company amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $80,000 to $170,000 and update the applicable margin range of 1.75% to 2.25% such that borrowings under the PNC Facility will bear interest at the applicable base rate plus a margin ranging from 2.00% to 2.40%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility.

As of September 30, 2023, the PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.00% to 2.40% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. As of September 30, 2023 and 2022, the Company had outstanding debt of $109,347 and $60,000, respectively, under the PNC Facility.

For the years ended September 30, 2023 and 2022, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Years ended September 30,
	2023	2022
Stated interest expense	$5,558	$687
Facility fees	68	11
Amortization of debt issuance costs	389	85
Total interest expense	$6,015	$783
Cash paid for interest expense	$4,346	$—
Annualized average stated interest rate	6.7%	3.6%
Average outstanding balance	$83,567	$18,919

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2023 and 2022, the Company was permitted to borrow up to $70,000 which had a maturity date of November 15, 2024. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR in effect as of September 30, 2023 was 5.0%. As of September 30, 2023, the Company had no outstanding debt under the Adviser Revolver. As of September 30, 2022, the Company had outstanding debt of $13,114 under the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Years ended September 30,
	2023	2022	2021
Stated interest expense	$481	$190	$1
Cash paid for interest expense	605	67	—
Annualized average stated interest rate	5.0%	1.0%	0.2%
Average outstanding balance	$9,609	$19,345	$3,061

For the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the average total debt outstanding was $93,176, $38,264 and $3,061, respectively.

For the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 7.0%, 2.6% and 0.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
PNC Facility	$109,347	—	$109,347	—	—
Total borrowings	$109,347	$—	$109,347	$—	$—

Note 8. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets. The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

	Years ended September 30,
	2023	2022	2021
Increase/(decrease) in Paid in Capital in Excess of Par	$(336)	$(8)	$—
Increase/(decrease) in Distributable Earnings (Losses)	336	8	—

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

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Years ended September 30,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$19,153	$4,751	$(19)
Net change in unrealized (appreciation) depreciation on investment transactions	(538)	1,145	71
Other income not currently taxable	(974)	(1)	—
Expenses not currently deductible	298	48	—
Other deductions/losses for tax not book	(10)	(3)	—
Other realized gain/loss differences	43	(11)	12
Taxable income before deductions for distributions	$17,972	$5,929	$64

The tax character of distributions paid during years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, were as follows:

	Years ended September 30,
	2023	2022	2021
Ordinary Income	$14,994	$4,401	$64

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021, were as follows:

	Years ended September 30,
	2023	2022	2021
Undistributed ordinary income – tax basis	$4,435	$1,528	$—
Undistributed realized gains – tax basis	70	—
Net unrealized appreciation (depreciation) on investments	265	(1,213)	(71)
Other temporary differences	(4,115)	(40)	(12)
Total accumulated earnings (loss) – book basis	$655	$275	$(83)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2023, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2023 and 2022, the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses. As of September 30, 2021 the Company elected to defer $12 of ordinary losses and did not elect to defer short-term capital losses or long-term capital losses.

For the tax year ended September 30, 2023, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in tax year September 30, 2024. The amount carried forward to tax year September 30, 2024 is estimated to be approximately $4,435 of ordinary income and $70 of long term capital gain, although this amount will not be finalized until the September 30, 2023 tax returns are filed in 2024.

As of September 30, 2023, the federal tax cost of investments was $320,862 resulting in estimated gross unrealized gains and losses of $4,187 and $4,563, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 9. Commitments and Contingencies

Commitments: As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $53,557, including $11,692 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $50,163, including $9,977 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company could enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2023 and 2022, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data:(1)	2023	2022	2021*
Net asset value at beginning of period	$15.00	$14.97	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.71)	(1.22)	(0.04)
Net investment income - after tax	1.67	1.31	0.11
Net realized gain (loss) on foreign currency transactions	0.02	(0.02)	(0.07)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.02	(0.04)	(0.03)
Net asset value at end of period	$15.00	$15.00	$14.97
Total return based on net asset value per share(4)	11.84%	8.50%	0.06%
Number of common shares outstanding	15,702,639.886	9,066,482.048	2,424,742.000

	Years ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022	2021*
Ratio of net investment income - after tax to average net assets ^	11.19%	8.78%	3.07%
Ratio of total expenses to average net assets ^	7.68%	5.04%	5.15%
Ratio of management fee waiver to average net assets ^	(0.90)%	(1.43)%	(0.44)%
Ratio of incentive fee waiver to average net assets	—%	(0.53)%	—%
Ratio of operating expense waiver to average net assets ^	—%	(0.70)%	(1.18)%
Ratio of incentive fees to average net assets ^	1.24%	0.86%	3.53%
Ratio of excise tax to average net assets	0.09%	—%	—%
Ratio of net expenses to average net assets	6.78%	2.38%	—%
Ratio of total expenses (without incentive fees) to average net assets ^	5.54%	4.18%	5.15%
Total return based on average net asset value(5) ^	11.65%	6.95%	(0.45)%
Net assets at end of period	$235,540	$135,953	$36,288
Average debt outstanding	$93,176	$38,264	$3,061
Average debt outstanding per share	$5.93	$4.22	$1.26
Portfolio Turnover*	2.36%	7.73%	123.44%
Asset coverage ratio(6)	311.93%	284.35%	321.92%
Asset coverage ratio per unit(7)	$3,119	$2,843	$3,219
Average market value per unit(8):
Adviser Revolver	N/A	N/A	N/A
PNC Facility	N/A	N/A	N/A

* For the period from July 1, 2021 (commencement of operations) to September 30, 2021
^ Annualized for periods less than one year.
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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

	Years ended September 30,
	2023	2022	2021
Earnings (losses) available to stockholders	$19,153	$4,751	$(19)
Basic and diluted weighted average shares outstanding	10,992,747	4,573,385	1,138,050
Basic and diluted earnings (losses) per share	$1.74	$1.04	$(0.02)

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2023 and 2022 and the period from July 1, 2021 (commencement of operations) to September 30, 2021:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the year ended September 30, 2023
08/05/2022	10/18/2022	12/28/2022	9,066,482.048	$0.1073		$973
11/18/2022	11/21/2022	12/28/2022	10,085,133.581	0.0418		422
11/18/2022	12/15/2022	02/28/2023	10,085,133.581	0.1097		1,106
11/18/2022	01/17/2023	03/21/2023	10,086,079.327	0.1373		1,384
02/07/2023	02/24/2023	05/23/2023	10,991,547.328	0.1535		1,687
02/07/2023	03/17/2023	05/23/2023	11,022,171.579	0.1966		2,166
02/07/2023	04/28/2023	06/21/2023	11,060,503.464	0.1362		1,506
05/05/2023	05/26/2023	08/22/2023	11,165,004.172	0.1806		2,016
05/05/2023	06/16/2023	08/22/2023	11,165,004.172	0.1868		2,086
05/05/2023	07/28/2023	09/19/2023	12,098,235.820	0.1362		1,648
08/03/2023	08/30/2023	11/22/2023	12,098,235.820	0.1400		1,694
08/03/2023	09/22/2023	11/22/2023	13,449,887.353	0.1800		2,421
Total dividends declared for the year ended September 30, 2023						$19,109

For the year ended September 30, 2022
10/05/2021	10/05/2021	11/22/2021	2,424,742.000	$—	(1)	$—
10/05/2021	10/18/2021	11/22/2021	2,424,742.000	0.1530		371
11/19/2021	11/29/2021	12/27/2021	3,098,110.333	0.0898		278
11/19/2021	12/20/2021	02/28/2022	3,098,110.333	0.1939		602
11/19/2021	01/20/2022	03/23/2022	3,098,110.333	0.1656		513
02/04/2022	02/25/2022	05/23/2022	3,514,131.333	0.1461		513
02/04/2022	03/21/2022	05/23/2022	3,514,131.333	0.1706		599
02/04/2022	04/29/2022	07/25/2022	4,498,180.333	0.0764		344
05/06/2022	05/20/2022	07/25/2022	4,498,180.333	0.0936		421
05/06/2022	06/24/2022	09/14/2022	5,137,211.866	—	(2)	—
05/06/2022	07/19/2022	09/14/2022	5,989,253.866	0.1269		760
08/05/2022	09/20/2022	11/22/2022	9,066,482.048	—	(3)	—
Total dividends declared for the year ended September 30, 2022						$4,401

For the period ended September 30, 2021*
08/06/21	08/06/21	9/30/2021	1,212,700.000	$0.0125		$15
08/06/21	08/06/21	9/30/2021	1,616,700.000	0.0303		49
Total dividends declared for the period ended September 30, 2021						$64
* The Company commenced operations on July 1, 2021.
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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
(3)On August 5, 2022, the Company’s board of directors declared a distribution in an amount such that the net asset value of the Company as of September 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2022 through September 30, 2022 and the payment of such distribution is $15.00 per share. Due to a net increase in net assets resulting from operations for the period August 1, 2022, through September 30, 2022 resulting in a net asset value per share of $15.00 per share, the distribution declared for the August and September 2022 earnings period was zero.

The following table summarizes the Company’s distributions reinvested during years ended September 30, 2023 and 2022:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the year ended September 30, 2023
December 28, 2022	945.746	$15.00	$14
February 28, 2023	30,624.251	15.00	460
March 21, 2023	38,331.885	15.00	575
May 23, 2023	104,500.708	15.00	1,567
June 21, 2023	41,130.648	15.00	617
	215,533.238		$3,233

For the year ended September 30, 2022
July 25, 2022	147.138	14.90	2
September 14, 2022	398.216	14.90	6
	545.354		$8

(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 17, 2023 and November 17, 2023, the Company issued capital calls to stockholders that were due on October 27, 2023 and November 28, 2023, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	10/27/2023	1,396,651.533	$15.00	$20,950
Issuance of Shares	11/28/2023	1,396,651.533	$15.00	$20,950

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
On August 3, 2023 and November 17, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

November 20, 2023	December 28, 2023
In an amount (if positive) such that the net asset value of the Company as of November 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2023 through November 30, 2023 and the payment of this distribution is $15.00 per share

December 15, 2023	February 21, 2024
In an amount (if positive) such that the net asset value of the Company as of December 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2023 through December 31, 2023 and the payment of this distribution is $15.00 per share

January 19, 2024	March 20, 2024
In an amount (if positive) such that the net asset value of the Company as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share

On November 15, 2023, the Company, GDLC Funding, GDLCF and Feeder GP amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $170,000 to $220,000 and update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest, at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. The other material terms of the PNC Facility were unchanged.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a). Evaluation of Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 101
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
3.2	Articles of Amendment, effective as of March 14, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 18, 2022).
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
4.2	Description of securities	*
10.1	Investment Advisory Agreement, dated as of July 1, 2021, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.2	Amended and Restated Waiver Agreement, dated as of July 1, 2021, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on August 16, 2021).
10.3	Administration Agreement, dated as of July 1, 2021, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.4	Custody Agreement, dated as of June 30, 2021, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.5	Trademark License Agreement, dated as of July 1, 2021, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on August 16, 2021).
10.8	Amended and Restated Revolving Loan Agreement, dated as of November 15, 2021, by and among Golub Capital Direct Lending Corporation, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on November 18, 2021).

Number	Description

10.9	Revolving Credit and Security Agreement, dated as of March 21, 2022, among Golub Capital Direct Lending Corporation and GDLC Funding LLC, as borrowers, PNC Bank, National Association, as administrative agent, collateral agent, and a Lender, and PNC Capital Markets LLC, as structuring agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 24, 2022).
10.10	Articles of Amendment, effective as of March 14, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 18, 2022).
10.11	Joinder and First Amendment to Revolving Credit and Security Agreement, dated as of August 16, 2022, by and among Golub Capital Direct Lending Corporation, GDLC Funding LLC, GDLC Feeder Fund, L.P., Golub Onshore GP 3, LLC, and PNC Bank, National Association, as administrative agent and PNC Capital Markets, as structuring agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on August 22, 2022).
10.12	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of March 21, 2022, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 2, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on November 8, 2022).
10.13	Second Amendment to Revolving Credit and Security Agreement, dated as of April 7, 2023, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, GDLC Feeder Fund, L.P., a Delaware limited partnership, Golub Onshore GP 3, LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, and PNC Capital Markets LLC, as Structuring Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on April 11, 2023.
10.14	Third Amendment to Revolving Credit and Security Agreement, dated as of March 21, 2022, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of September 8, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on September 14, 2023.
10.15	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of March 21, 2022, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of September 8, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on September 14, 2023).

14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
21.1	List of subsidiaries.	*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*

Number	Description

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Direct Lending Corporation
A Maryland Corporation

Date: December 8, 2023	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	December 8, 2023
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	December 8, 2023
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	December 8, 2023
Lawrence E. Golub
/s/ John T. Baily	Director	December 8, 2023
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 8, 2023
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	December 8, 2023
Lofton P. Holder
/s/ Anita J. Rival	Director	December 8, 2023
Anita J. Rival
/s/ William M. Webster IV	Director	December 8, 2023
William M. Webster IV