Form 10-Q
period 2023-12-31
GOLUB CAPITAL DIRECT LENDING CORP
filed 2024-02-13
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023
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

As of February 13, 2024, the Registrant had 21,511,820.218 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2023	September 30, 2023
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $462,856 and $321,804, respectively)	$462,782	$320,486
Cash and cash equivalents	16,119	27,659
Foreign currencies (cost of $1,449 and $1,389, respectively)	1,460	1,382
Interest receivable	5,845	1,879
Deferred offering costs	64	96
Other assets	452	15
Total Assets	$486,722	$351,517
Liabilities
Debt	$156,978	$109,347
Less unamortized debt issuance costs	(920)	(890)
Debt less unamortized debt issuance costs	156,058	108,457
Interest payable	2,675	1,791
Distributions payable	2,953	4,115
Management and incentive fees payable	1,503	1,071
Payable for investments purchased	18	—
Accrued trustee fees	18	17
Accounts payable and other liabilities	819	526
Total Liabilities	164,044	115,977
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 21,511,820.218 and 15,702,639.886 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	22	16
Paid in capital in excess of par	322,001	234,869
Distributable earnings	655	655
Total Net Assets	322,678	235,540
Total Liabilities and Total Net Assets	$486,722	$351,517
Number of common shares outstanding	21,511,820.218	15,702,639.886
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three months ended December 31,
	2023	2022
Investment income
Interest income	$11,146	$5,326
Payment-in-kind interest income	945	329
Dividend income	261	214
Fee income	32	21
Total investment income	12,384	5,890
Expenses
Interest and other debt financing expenses	2,862	1,220
Base management fee	998	570
Incentive fee	838	413
Professional fees	202	156
Administrative service fee	118	67
General and administrative expenses	85	24
Total expenses	5,103	2,450
Base management fee waived (Note 4)	(332)	(380)
Net expenses	4,771	2,070
Net investment income - before tax	7,613	3,820
Excise tax	75	105
Net investment income - after tax	7,538	3,715
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(3)	—
Foreign currency transactions	15	5
Net realized gain (loss) on investment transactions	12	5
Net change in unrealized appreciation (depreciation) from:
Investments	403	(1,195)
Translation of assets and liabilities in foreign currencies	52	20
Net change in unrealized appreciation (depreciation) on investment transactions	455	(1,175)
Net gain (loss) on investment transactions	467	(1,170)
Net increase (decrease) in net assets resulting from operations	$8,005	$2,545
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 10)	$0.47	$0.27
Basic and diluted weighted average common shares outstanding (Note 10)	17,319,083	9,597,994

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	9,066,482.048	$9	$135,669	$275	$135,953
Issuance of common stock	1,018,651.533	1	15,279	—	15,280
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	3,715	3,715
Net realized gain (loss) on investment transactions	—	—	—	5	5
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(1,175)	(1,175)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	945.746	—	14	—	14
Distributions from distributable earnings	—	—	—	(1,395)	(1,395)
Distributions declared and payable	—	—	—	(1,106)	(1,106)
Total increase (decrease) for the three months ended December 31, 2022	1,019,597.279	1	15,293	44	15,338
Balance at December 31, 2022	10,086,079.327	$10	$150,962	$319	$151,291
Balance at September 30, 2023	15,702,639.886	$16	$234,869	$655	$235,540
Issuance of common stock	5,809,180.332	6	87,132	—	87,138
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	7,538	7,538
Net realized gain (loss) on investment transactions	—	—	—	12	12
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	455	455
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(5,052)	(5,052)
Distributions declared and payable	—	—	—	(2,953)	(2,953)
Total increase (decrease) for the three months ended December 31, 2023	5,809,180.332	6	87,132	—	87,138
Balance at December 31, 2023	21,511,820.218	$22	$322,001	$655	$322,678

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,005	$2,545
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	172	75
Accretion of discounts and amortization of premiums	(371)	(179)
Net realized (gain) loss on investments	3	—
Net realized (gain) loss on foreign currency transactions	(15)	(5)
Net change in unrealized (appreciation) depreciation on investments	(403)	1,195
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(52)	(20)
Proceeds from (fundings of) revolving loans, net	(369)	(429)
Fundings of investments	(141,473)	(41,570)
Proceeds from principal payments and sales of portfolio investments	2,318	1,851
Payment-in-kind interest capitalized	(898)	(262)
Non-cash dividends capitalized	(261)	(213)
Changes in operating assets and liabilities:
Interest receivable	(3,966)	(289)
Other assets	(437)	20
Interest payable	884	494
Management and incentive fees payable	432	603
Payable for investments purchased	18	—
Accrued trustee fees	1	(5)
Accounts payable and other liabilities	293	338
Net cash provided by (used in) operating activities	(136,119)	(35,851)
Cash flows from financing activities
Borrowings on debt	57,500	31,642
Repayments of debt	(10,700)	(10,000)
Capitalized debt issuance costs	(202)	(152)
Deferred offering costs	32	33
Proceeds from issuance of common shares	87,138	15,280
Distributions paid	(9,167)	(1,381)
Net cash provided by (used in) financing activities	124,601	35,422
Net change in cash and cash equivalents and foreign currencies	(11,518)	(429)
Effect of foreign currency exchange rates	56	29
Cash and cash equivalents and foreign currencies, beginning of period	29,041	6,073
Cash and cash equivalents and foreign currencies, end of period	$17,579	$5,673
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,806	$651
Distributions declared for the period	8,005	2,501
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$—	$14
Change in distributions payable	(1,162)	1,106
The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2023	September 30, 2023
Cash and cash equivalents	$16,119	$27,659
Foreign currencies (cost of $1,449 and $1,389, respectively)	1,460	1,382
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$17,579	$29,041
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.#	One stop	SF +	7.00%	(i)(j)	12.35%				02/2029	$7,677	$7,480	2.4%	$7,677
PPW Aero Buyer, Inc.	One stop	SF +	7.00%	(j)	12.35%				02/2029	3	2	—	3
										7,680	7,482	2.4	7,680
Auto Components
COP CollisionRight Holdings, Inc.#	One stop	SF +	5.00%	(j)	10.50%				04/2028	1,092	1,079	0.3	1,092
COP CollisionRight Holdings, Inc.	One stop	SF +	5.00%	(j)	10.50%				04/2028	31	30	—	31
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(k)	10.10%				08/2027	274	272	0.1	263
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(j)	10.00%				08/2027	55	55	—	53
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(j)	10.03%				08/2027	13	12	—	9
										1,465	1,448	0.4	1,448
Automobiles
CG Group Holdings, LLC(21)	One stop	SF +	8.75%	(j)	12.10%	cash/	2.00%	PIK	07/2027	1,829	1,804	0.6	1,792
CG Group Holdings, LLC(21)	One stop	SF +	8.75%	(i)	12.11%	cash/	2.00%	PIK	07/2026	347	342	0.1	342
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.71%				12/2027	1,701	1,689	0.5	1,701
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.71%				12/2027	1,016	1,009	0.3	1,016
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.71%				12/2027	304	302	0.1	304
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.71%				12/2027	185	183	0.1	185
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.71%				12/2027	175	174	0.1	175
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.71%				12/2027	153	152	0.1	153
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.71%				12/2027	126	125	—	126
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.71%				12/2027	122	122	—	122
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.71%				12/2027	122	122	—	122
Denali Midco 2, LLC	One stop	SF +	6.25%	(i)	11.71%				12/2027	101	100	—	101
Denali Midco 2, LLC#	One stop	SF +	6.50%	(i)	11.96%				12/2027	94	92	—	95
Denali Midco 2, LLC	One stop	SF +	5.75%	(i)	11.21%				12/2027	82	22	—	20
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.96%				12/2027	25	25	—	25
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.96%				12/2027	21	21	—	22
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.96%				12/2027	13	12	—	13
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.96%				12/2027	6	6	—	6
Denali Midco 2, LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(2)	—	—
Denali Midco 2, LLC(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(1)	—	—
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(k)	10.47%				12/2029	278	272	0.1	272
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(k)	10.47%				12/2029	58	57	—	57
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(k)	10.47%				12/2029	5	3	—	3
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(1)	—	(1)
National Express Wash Parent Holdco, LLC#	One stop	SF +	5.50%	(j)(k)	10.86%				07/2029	7,141	7,084	2.2	6,926
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)				07/2029	—	(2)	—	(6)
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(30)	—	(30)
POY Holdings, LLC#	One stop	SF +	5.50%	(j)	11.00%				11/2027	5,197	5,096	1.6	5,145
POY Holdings, LLC#	One stop	SF +	5.50%	(j)	11.00%				11/2027	3,968	3,902	1.2	3,928
POY Holdings, LLC#	One stop	SF +	5.50%	(j)	11.00%				11/2027	229	226	0.1	226
POY Holdings, LLC	One stop	SF +	5.50%	(j)	11.02%				11/2027	78	75	—	75
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(6)	—	(6)
Spotless Brands, LLC#	One stop	SF +	6.50%	(j)	12.03%				07/2028	1,109	1,092	0.4	1,109
Spotless Brands, LLC	One stop	SF +	6.50%	(j)	12.03%				07/2028	120	119	—	120
Spotless Brands, LLC	One stop	SF +	6.50%	(j)	12.04%				07/2028	89	89	—	89
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.96%				07/2028	6	5	—	6
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Yorkshire Parent, Inc.#	One stop	SF +	6.00%	(j)	11.39%		12/2029	$6,229	$6,167	1.9%	$6,167
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%	(i)	11.36%		12/2029	5	(10)	—	(10)
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(31)	—	(31)
								30,934	30,406	9.4	30,359
Banks
OSP Hamilton Purchaser, LLC#	One stop	SF +	5.50%	(j)	10.87%		12/2029	1,352	1,339	0.4	1,339
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(12)	—	(13)
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(2)	—	(2)
								1,352	1,325	0.4	1,324
Beverages
Financial Information Technologies, LLC#	One stop	SF +	6.50%	(j)	11.85%		06/2030	2,825	2,785	0.9	2,895
Financial Information Technologies, LLC(21)	One stop	N/A			14.00%	PIK	06/2031	1,394	1,357	0.4	1,366
Financial Information Technologies, LLC#	One stop	SF +	5.50%	(j)	10.85%		06/2030	572	568	0.2	568
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(9)	—	(9)
								4,791	4,700	1.5	4,820
Building Products
BECO Holding Company, Inc.	One stop	SF +	5.25%	(j)	10.75%		11/2028	3,858	3,831	1.2	3,780
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)		11/2027	—	(3)	—	(9)
								3,858	3,828	1.2	3,771
Chemicals
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E +	6.25%	(d)	10.39%		09/2028	2,008	2,081	0.5	1,767
PHM NL SP Bidco B.V.(7)(11)	One stop	SF +	6.25%	(h)	11.57%		09/2028	790	781	0.2	696
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	SN +	6.25%	(g)	11.44%		09/2028	439	455	0.1	387
PHM NL SP Bidco B.V.(7)(8)(11)	One stop	E +	6.25%	(d)	10.21%		09/2028	212	214	0.1	187
								3,449	3,531	0.9	3,037
Commercial Services and Supplies
BradyIFS Holdings, LLC#	One stop	SF +	6.00%	(j)	11.38%		10/2029	7,226	7,086	2.2	7,082
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(j)	11.37%		10/2029	195	187	0.1	179
BradyIFS Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)		10/2029	—	(13)	—	(13)
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.25%	(j)	10.75%		10/2028	1,033	1,023	0.3	1,033
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.25%	(i)	10.71%		10/2028	12	10	—	12
Encore Holdings, LLC	One stop	SF +	5.00%	(j)	10.45%		11/2028	2,503	2,428	0.7	2,395
Encore Holdings, LLC#	One stop	SF +	5.00%	(j)	10.45%		11/2028	1,074	1,053	0.3	1,052
Kleinfelder Intermediate, LLC#	One stop	SF +	6.25%	(j)	11.63%		09/2030	851	835	0.3	834
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(2)	—	(2)
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2030	—	(2)	—	(2)
Profile Products LLC	One stop	SF +	5.50%	(j)	10.99%		11/2027	354	349	0.1	347
Profile Products LLC(7)	One stop	SF +	5.50%	(j)	10.99%		11/2027	72	71	—	70
Profile Products LLC(5)	One stop	SF +	5.50%		N/A(6)		11/2027	—	(1)	—	(1)
Profile Products LLC(5)	One stop	SF +	5.75%		N/A(6)		11/2027	—	—	—	(1)
Radwell Parent, LLC#	One stop	SF +	6.53%	(j)	11.97%		03/2029	7,690	7,596	2.4	7,690
Radwell Parent, LLC#	One stop	SF +	6.75%	(j)	12.10%		03/2029	305	298	0.1	306
Radwell Parent, LLC	One stop	SF +	6.75%	(j)	12.10%		03/2028	48	46	—	48
Radwell Parent, LLC	One stop	SF +	6.53%	(j)	11.91%		03/2029	56	45	—	56
								21,419	21,009	6.5	21,085
Containers and Packaging
Chase Intermediate	One stop	SF +	5.25%	(i)(j)(k)	10.92%		10/2028	4,082	4,056	1.2	4,041
Chase Intermediate(5)	One stop	SF +	5.25%		N/A(6)		10/2028	—	(3)	—	(4)
Chase Intermediate(5)	One stop	SF +	5.50%		N/A(6)		10/2028	—	(2)	—	(2)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	10.95%				10/2028	$1,979	$1,956	0.6%	$1,920
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	10.96%				10/2028	20	16	—	—
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	10.95%				10/2028	6	1	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	10.95%				10/2027	15	11	—	8
										6,102	6,035	1.8	5,968
Diversified Consumer Services
Apex Service Partners, LLC#(21)	One stop	SF +	7.00%	(j)	10.40%	cash/	2.00%	PIK	10/2030	8,535	8,411	2.6	8,428
Apex Service Partners, LLC(21)	One stop	SF +	7.00%	(j)	10.38%	cash/	2.00%	PIK	10/2030	454	428	0.1	428
Apex Service Partners, LLC	One stop	SF +	6.50%	(a)(j)	12.76%				10/2029	53	44	—	45
COP Hometown Acquisitions, Inc.	Senior secured	P +	4.50%	(a)(j)	12.21%				07/2027	3,059	2,983	0.9	2,979
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.50%	(j)	10.97%				07/2027	2,986	2,929	0.9	2,926
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.50%	(a)(j)	11.62%				07/2027	2,654	2,604	0.8	2,601
Entomo Brands Acquisitions, Inc.#	Senior secured	SF +	5.50%	(j)	11.00%				07/2029	362	357	0.1	362
Entomo Brands Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(1)	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	10.94%				07/2029	30	28	—	30
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	143	142	0.1	140
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	97	97	—	94
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	95	94	—	92
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.78%				07/2027	87	85	—	84
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	62	62	—	60
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.78%				07/2027	44	43	—	43
COP Hometown Acquisitions, Inc.(5)	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	—	—	(1)
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(j)	11.60%				09/2028	3,412	3,365	1.1	3,412
DP Flores Holdings, LLC	One stop	SF +	6.25%	(j)	11.60%				09/2028	530	523	0.2	530
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(8)	—	—
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	11.71%				12/2027	523	520	0.2	513
EMS LINQ, LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(1)	—	(2)
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(j)	11.54%				03/2027	881	868	0.3	855
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(j)	11.54%				03/2027	755	745	0.2	732
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(j)	11.53%				03/2027	41	40	—	39
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2027	—	(3)	—	—
FSS Buyer LLC	One stop	SF +	5.75%	(i)	11.21%				08/2028	307	303	0.1	307
FSS Buyer LLC	One stop	SF +	5.75%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(j)	11.12%				06/2029	435	429	0.1	431
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(i)	11.11%				06/2028	5	4	—	4
Mario Purchaser, LLC#	One stop	SF +	5.75%	(i)	11.21%				04/2029	417	411	0.1	400
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	11.21%				04/2029	247	241	0.1	226
Mario Purchaser, LLC(21)	One stop	SF +	10.75%	(j)	16.21%	PIK			04/2032	232	228	0.1	222
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	11.21%				04/2028	13	13	—	12
Mathnasium, LLC	One stop	SF +	5.00%	(j)	10.53%				11/2027	515	512	0.2	515
Mathnasium, LLC	One stop	SF +	5.00%	(j)	10.53%				11/2027	18	17	—	18
NSG Buyer, Inc. #	One stop	SF +	6.50%	(i)	11.96%				11/2029	7,285	7,176	2.3	7,358
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(17)	—	(5)
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(21)	—	(21)
RW AM Holdco LLC#	One stop	SF +	5.25%	(k)	10.82%				04/2028	998	990	0.3	958
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(4)
Virginia Green Acquisition, LLC#	One stop	SF +	5.50%	(k)	10.75%				12/2030	6,895	6,826	2.1	6,826
Virginia Green Acquisition, LLC	One stop	SF +	5.50%	(k)	10.75%				12/2029	138	127	—	127
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(27)	—	(28)
										42,308	41,565	12.9	41,736
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	7.25%	(j)	12.60%				10/2028	$1,091	$1,070	0.4%	$1,091
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(2)	—	—
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(j)	10.73%				07/2027	455	451	0.1	455
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(j)	10.73%				07/2027	85	85	—	85
Banker's Toolbox, Inc.	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
Finastra USA, Inc.#	One stop	SF +	7.25%	(k)	12.71%				09/2029	4,950	4,856	1.5	4,851
Finastra USA, Inc.	One stop	SF +	7.25%	(i)	12.61%				09/2029	13	12	—	12
Flash Topco, Inc.	One stop	SF +	5.75%	(k)	11.44%				10/2028	936	930	0.3	890
Flash Topco, Inc.	One stop	SF +	6.50%	(k)	11.94%				10/2028	45	44	—	42
Flash Topco, Inc.	One stop	SF +	6.50%	(k)	11.94%				12/2024	24	24	—	24
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(i)	10.96%				11/2028	2,016	1,999	0.6	2,017
										9,615	9,469	2.9	9,467
Electrical Equipment
Power Grid Holdings, Inc.#	One stop	SF +	4.75%	(j)	10.14%				12/2030	244	239	0.1	239
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(j)	10.12%				12/2030	3	2	—	2
										247	241	0.1	241
Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF +	6.50%	(i)	11.96%				11/2028	2,237	2,183	0.7	2,237
CST Holding Company	One stop	SF +	6.50%	(i)	11.96%				11/2028	5	4	—	5
										2,242	2,187	0.7	2,242
Food and Staples Retailing
Wineshipping.com LLC	One stop	SF +	5.75%	(j)	11.29%				10/2027	378	376	0.1	348
Wineshipping.com LLC	One stop	SF +	5.75%	(a)(j)	11.46%				10/2027	73	73	—	67
Wineshipping.com LLC	One stop	SF +	5.75%	(j)	11.33%				10/2027	10	10	—	10
										461	459	0.1	425
Food Products
Blast Bidco Inc.#	One stop	SF +	6.00%	(j)	11.35%				10/2030	7,097	6,994	2.2	7,026
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(12)	—	(8)
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(j)	11.75%				07/2027	554	551	0.2	549
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)(j)	11.74%				07/2027	105	104	—	104
Ultimate Baked Goods Midco LLC	One stop	SF +	6.25%	(i)	11.71%				08/2027	373	370	0.1	369
Ultimate Baked Goods Midco LLC(5)	One stop	SF +	6.25%		N/A(6)				08/2027	—	(2)	—	(1)
Whitebridge Pet Brands, LLC#	One stop	SF +	4.75%	(i)	10.21%				07/2027	1,259	1,250	0.4	1,259
Whitebridge Pet Brands, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(2)	—	—
Wizard Bidco Limited#(7)(9)	One stop	SF +	6.00%	(j)	11.35%				03/2029	650	639	0.2	651
Wizard Bidco Limited(7)(8)(9)(21)	One stop	SN +	5.00%	(g)	8.69%	cash/	1.50%	PIK	03/2029	386	396	0.1	371
Wizard Bidco Limited#(7)(8)(9)	One stop	SN +	6.50%	(g)	11.69%				03/2029	226	216	0.1	227
Wizard Bidco Limited(7)(8)(9)	One stop	SN +	4.75%	(g)	9.94%				09/2028	61	57	—	58
Wizard Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.50%		N/A(6)				03/2029	—	(2)	—	—
										10,711	10,559	3.3	10,605
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior secured	SF +	8.25%	(k)	13.75%				09/2024	21	21	—	21
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.50%	(i)	11.11%				05/2028	295	293	0.1	293
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(i)	11.11%				05/2028	90	88	—	89
Coding Solutions Acquisition, Inc.#	One stop	SF +	6.00%	(i)	11.36%				05/2028	39	39	—	39
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(i)	11.11%				05/2028	15	15	—	15
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(2)	—	—
Color Intermediate, LLC#	One stop	SF +	5.50%	(j)	10.95%				10/2029	1,064	1,046	0.4	1,064
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(j)	13.13%				01/2029	431	424	0.2	431
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
Neptune Holdings, Inc.#	One stop	SF +	6.00%	(k)	11.50%				09/2030	2,628	2,591	0.8	2,595
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Plasma Buyer LLC#	One stop	SF +	5.75%	(j)	11.10%				05/2029	$304	$299	0.1%	$289
Plasma Buyer LLC	One stop	SF +	5.75%	(j)	11.10%				05/2028	11	11	—	10
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(1)	—	—
QF Holdings, Inc.	One stop	SF +	6.25%	(j)	11.73%				12/2027	35	34	—	35
Veranex, Inc.(21)	Senior secured	SF +	6.25%	(k)	10.64%	cash/	1.00%	PIK	04/2028	125	124	—	96
Veranex, Inc.(21)	Senior secured	SF +	6.25%	(k)	10.59%	cash/	1.00%	PIK	04/2028	42	42	—	33
Veranex, Inc.(21)	Senior secured	SF +	6.25%	(k)	10.56%	cash/	1.00%	PIK	04/2028	32	32	—	24
										5,132	5,054	1.6	5,033
Healthcare Equipment and Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(j)	11.60%				08/2028	1,885	1,870	0.6	1,885
Belmont Instrument, LLC	One stop	SF +	6.25%	(j)	11.60%				08/2028	29	28	—	29
TIDI Legacy Products, Inc.#	One stop	SF +	5.50%	(i)	10.86%				12/2029	757	750	0.2	750
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	(2)
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				06/2025	—	(1)	—	—
YI, LLC#	One stop	SF +	5.75%	(j)	11.09%				12/2029	2,952	2,894	0.9	2,893
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(11)	—	(11)
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(6)	—	(6)
										5,623	5,522	1.7	5,538
Healthcare Providers and Services
AAH TOPCO, LLC	One stop	SF +	5.50%	(i)	10.96%				12/2027	949	941	0.3	925
AAH TOPCO, LLC	One stop	SF +	5.50%	(i)	10.96%				12/2027	337	334	0.1	328
AAH TOPCO, LLC (21)	Subordinated debt	N/A			11.50%	PIK			12/2031	198	195	0.1	174
AAH TOPCO, LLC (5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(1)
AAH TOPCO, LLC (5)	One stop	SF +	6.00%		N/A(6)				12/2027	—	(38)	—	(40)
Bamboo US Bidco LLC#	One stop	SF +	6.00%	(j)	11.38%				09/2030	2,424	2,354	0.7	2,352
Bamboo US Bidco LLC#(7)(8)	One stop	E +	6.00%	(c)	9.95%				09/2030	1,665	1,549	0.5	1,615
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(14)	—	(15)
Bamboo US Bidco LLC	One stop	SF +	6.00%	(i)	11.36%				09/2030	26	21	—	20
Community Care Partners, LLC#	One stop	SF +	6.00%	(i)	11.47%				06/2026	131	131	—	123
Community Care Partners, LLC	One stop	SF +	6.00%		N/A(6)				06/2026	—	—	—	—
Datix Bidco Limited(7)(8)(9)	Senior secured	SN +	4.50%	(g)	9.69%				04/2025	3,212	3,420	1.0	3,212
Datix Bidco Limited(7)(8)(9)	Second lien	SN +	7.75%	(g)	12.94%				04/2026	1,140	1,210	0.4	1,140
ERC Topco Holdings, LLC(21)	One stop	SF +	6.25%	(j)	8.61%	cash/	3.25%	PIK	11/2028	2,164	2,153	0.5	1,688
ERC Topco Holdings, LLC(21)	One stop	SF +	6.25%	(j)	8.67%	cash/	3.25%	PIK	11/2027	65	64	—	37
ERC Topco Holdings, LLC(21)	One stop	SF +	6.25%	(j)	11.86%	PIK			11/2028	17	17	—	14
ERC Topco Holdings, LLC(21)	One stop	SF +	6.25%	(j)	11.60%	PIK			11/2028	1	1	—	—
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(i)	10.21%				12/2026	297	296	0.1	294
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(i)	10.21%				12/2026	47	47	—	47
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Suveto Buyer, LLC	One stop	SF +	4.25%	(i)	9.71%				09/2027	1,112	1,105	0.3	1,089
Suveto Buyer, LLC	One stop	SF +	4.25%	(i)	9.71%				09/2027	51	50	—	48
										13,836	13,836	4.0	13,050
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(j)	11.53%				08/2028	768	761	0.2	768
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	11.51%				08/2028	60	59	—	60
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
ESN Venture Holdings, LLC#	One stop	SF +	6.50%	(j)	11.85%				10/2028	2,082	2,059	0.7	2,083
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(j)(k)	11.87%				10/2028	315	312	0.1	315
ESN Venture Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				10/2028	—	(11)	—	—
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(j)	11.86%				10/2028	29	27	—	29
GFP Atlantic Holdco 2, LLC#	One stop	SF +	6.00%	(j)	11.62%				11/2027	1,256	1,231	0.4	1,231
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(27)	—	(56)
Harri US LLC(21)	One stop	SF +	10.00%	(j)	11.54%	cash/	4.00%	PIK	08/2026	49	45	—	49
Harri US LLC(21)	One stop	SF +	10.00%	(j)	11.54%	cash/	4.00%	PIK	08/2026	33	33	—	33
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Harri US LLC(21)	One stop	SF +	10.00%	(j)	11.54%	cash/	4.00%	PIK	08/2026	$32	$32	—%	$32
Harri US LLC	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	—
Health Buyer, LLC#	Senior secured	SF +	5.25%	(j)	10.75%				04/2029	147	145	0.1	146
Health Buyer, LLC#	Senior secured	SF +	5.50%	(j)	10.85%				04/2029	75	73	—	75
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	—	—	—
YE Brands Holding, LLC#	One stop	SF +	5.75%	(j)	11.20%				10/2027	2,970	2,942	0.9	2,970
YE Brands Holding, LLC	One stop	SF +	5.50%	(i)	10.96%				10/2027	26	26	—	26
										7,842	7,706	2.4	7,761
Household Durables
Groundworks LLC#	One stop	SF +	6.50%	(j)	11.90%				03/2030	681	664	0.2	681
Groundworks LLC	One stop	SF +	6.50%	(i)(j)	11.86%				03/2030	16	15	—	16
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	—
										697	678	0.2	697
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(j)	11.20%				07/2027	219	216	0.1	215
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	(1)
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(i)(j)	11.20%				07/2027	56	55	—	55
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(k)	11.09%				07/2027	29	28	—	28
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Essential Services Holdings Corporation	One stop	SF +	5.75%	(j)	11.29%				11/2026	2,711	2,696	0.8	2,657
Essential Services Holdings Corporation	One stop	SF +	5.75%	(j)	11.28%				11/2025	26	26	—	25
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(j)	11.23%				08/2029	721	709	0.2	713
Excelitas Technologies Corp.#(7)(8)	One stop	E +	5.75%	(c)	9.75%				08/2029	123	113	0.1	122
Excelitas Technologies Corp.	One stop	SF +	5.75%	(a)(j)	11.29%				08/2028	40	40	—	40
Excelitas Technologies Corp.	One stop	SF +	5.75%	(j)	11.22%				08/2029	64	61	—	63
										3,989	3,944	1.2	3,917
Insurance
Alera Group, Inc.	One stop	SF +	6.00%	(i)	11.46%				10/2028	1,419	1,409	0.4	1,419
Alera Group, Inc.	One stop	SF +	6.00%	(i)	11.46%				10/2028	459	456	0.1	459
Alera Group, Inc.	One stop	SF +	6.00%	(i)	11.46%				10/2028	403	399	0.1	403
Alera Group, Inc.(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(39)	—	(40)
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)(k)	10.53%				07/2027	181	180	0.1	179
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)(k)	10.53%				07/2027	54	54	—	53
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(j)(k)	10.53%				07/2027	49	48	—	48
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	10.70%				07/2027	10	10	—	10
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	(1)
Captive Resources Midco, LLC#(21)	One stop	SF +	5.25%	(i)	5.31%	cash/	5.80%	PIK	07/2029	4,689	4,619	1.5	4,689
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(j)	12.89%				03/2029	384	376	0.1	384
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC#	One stop	SF +	5.50%	(j)	10.87%				12/2030	4,910	4,861	1.5	4,861
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(10)	—	(10)
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(46)	—	(47)
Illumifin Corporation(21)	One stop	SF +	7.00%	(j)	6.66%	cash/	6.00%	PIK	09/2027	174	172	0.1	148
Integrated Specialty Coverages, LLC#	One stop	SF +	6.00%	(i)(j)(k)	11.40%				07/2030	417	407	0.1	417
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(1)	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.00%	(j)	11.39%				08/2026	185	173	—	158
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(i)	10.96%				05/2027	1,601	1,569	0.5	1,569
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(j)	11.00%				05/2027	335	331	0.1	328
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(j)	11.00%				05/2027	185	183	0.1	181
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(j)	11.00%				05/2027	160	158	—	157
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Keystone Agency Partners LLC(5)	Senior secured	SF +	5.50%		N/A(6)				05/2027	$—	$(73)	—%	$(74)
Oakbridge Insurance Agency LLC#	One stop	SF +	5.75%	(i)	11.09%				11/2029	3,173	3,142	1.0	3,141
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(5)	—	(5)
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(15)	—	(15)
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.75%	(c)	10.70%				03/2028	266	254	0.1	264
Paisley Bidco Limited(5)(7)(8)(9)	One stop	SN +	7.00%		N/A(6)				03/2028	—	(6)	—	(5)
Paisley Bidco Limited(7)(8)(9)	One stop	E +	6.75%	(c)	10.70%				03/2028	252	238	0.1	249
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(k)	11.97%				05/2030	1,798	1,765	0.6	1,798
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(k)	11.97%				05/2030	599	588	0.2	599
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(j)	11.10%				10/2028	705	603	0.2	554
Patriot Growth Insurance Services, LLC	One stop	SF +	5.50%	(i)(j)	11.00%				10/2028	619	615	0.2	606
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(j)	11.25%				10/2028	139	138	—	137
Patriot Growth Insurance Services, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(2)	—	(3)
										23,166	22,546	7.1	22,611
IT Services
CivicPlus, LLC(21)	One stop	SF +	6.50%	(j)	9.54%	cash/	2.50%	PIK	08/2027	360	358	0.1	357
CivicPlus, LLC#(21)	One stop	SF +	6.50%	(j)	9.54%	cash/	2.50%	PIK	08/2027	231	229	0.1	229
CivicPlus, LLC(21)	One stop	SF +	6.50%	(j)	9.54%	cash/	2.50%	PIK	08/2027	169	168	—	167
CivicPlus, LLC(21)	One stop	SF +	11.75%	(k)	17.00%	PIK			06/2034	181	177	0.1	177
CivicPlus, LLC	One stop	SF +	6.00%	(i)	11.46%				08/2027	27	27	—	26
Critical Start, Inc.#(21)	One stop	SF +	6.75%	(j)	8.54%	cash/	3.63%	PIK	05/2028	191	190	0.1	189
Critical Start, Inc.#(21)	One stop	SF +	6.75%	(j)	8.54%	cash/	3.63%	PIK	05/2028	104	102	—	103
Critical Start, Inc.	One stop	SF +	6.25%	(h)	11.57%				05/2028	16	16	—	16
Goldcup 31018 AB(7)(8)(15)(21)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	837	757	0.3	829
Goldcup 31018 AB(7)(8)(15)(21)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	78	74	—	77
Goldcup 31018 AB(5)(7)(8)(15)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Netwrix Corporation#	One stop	SF +	5.00%	(j)(k)	10.39%				06/2029	3,488	3,466	1.1	3,419
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	(2)
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(5)	—	(19)
Netwrix Corporation(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(48)	—	(49)
PDQ Intermediate, Inc.(21)	Subordinated debt	N/A			13.75%	PIK			10/2031	50	49	—	49
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(j)	16.13%				10/2026	205	203	0.1	205
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(j)	16.13%				10/2026	65	65	—	65
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(j)	16.13%				10/2026	23	23	—	23
Transform Bidco Limited(7)(9)	One stop	SF +	7.00%		N/A(6)				06/2030	—	—	—	—
Transform Bidco Limited#(7)(9)	One stop	SF +	7.00%		N/A(6)				12/2030	—	—	—	—
WPEngine, Inc.#	One stop	SF +	6.50%	(k)	11.92%				08/2029	443	435	0.1	443
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(j)	11.89%				07/2027	438	438	0.1	438
Zarya Holdco, Inc.	One stop	SF +	6.50%	(j)	11.87%				07/2027	37	37	—	37
										6,943	6,758	2.1	6,778
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	6.50%	(k)	11.93%				11/2029	6,282	6,153	2.0	6,282
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(21)	—	—
PAS Parent Inc.	One stop	SF +	5.00%	(i)	10.47%				12/2028	2,614	2,580	0.8	2,548
PAS Parent Inc.(5)	One stop	SF +	5.00%		N/A(6)				12/2027	—	(5)	—	(3)
PAS Parent Inc.	One stop	SF +	5.00%	(i)	10.47%				12/2028	144	137	—	140
PAS Parent Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(3)	—	(3)
Reaction Biology Corporation	One stop	SF +	5.25%	(j)	10.75%				03/2029	324	321	0.1	291
Reaction Biology Corporation	One stop	SF +	5.25%	(j)	10.75%				03/2029	299	297	0.1	270
Reaction Biology Corporation	One stop	SF +	5.25%	(j)	10.75%				03/2029	199	198	0.1	179
Reaction Biology Corporation	One stop	SF +	5.25%	(j)	10.75%				03/2029	67	66	—	57
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Reaction Biology Corporation(5)	One stop	SF +	5.25%		N/A(6)				03/2029	$—	$(2)	—%	$—
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	10.91%				08/2027	57	56	—	56
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	10.91%				08/2027	48	47	—	47
Unchained Labs, LLC	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	—
										10,034	9,823	3.1	9,864
Machinery
Blackbird Purchaser, Inc.#	One stop	SF +	5.50%	(j)	10.86%				12/2030	8,320	8,237	2.5	8,236
Blackbird Purchaser, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(16)	—	(16)
Blackbird Purchaser, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(11)	—	(11)
										8,320	8,210	2.5	8,209
Marine
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(j)	11.35%				04/2029	4,401	4,367	1.3	4,268
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(j)	11.35%				04/2029	99	98	0.1	96
Project Nike Purchaser, LLC	One stop	SF +	6.00%	(j)	11.35%				04/2029	45	44	—	41
										4,545	4,509	1.4	4,405
Oil, Gas & Consumable Fuels
Envernus, Inc.#	One stop	SF +	5.50%	(i)	10.86%				12/2029	5,515	5,433	1.7	5,432
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(7)	—	(7)
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	(2)
										5,515	5,424	1.7	5,423
Paper and Forest Products
Messenger, LLC#	One stop	SF +	5.75%	(j)	11.25%				12/2027	594	590	0.2	576
Messenger, LLC	One stop	SF +	5.75%	(j)	11.28%				12/2027	179	178	0.1	174
Messenger, LLC	One stop	SF +	5.75%	(j)	11.25%				12/2027	90	89	—	87
Messenger, LLC	One stop	P +	4.75%	(a)	13.25%				12/2027	5	5	—	4
										868	862	0.3	841
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF +	5.50%	(j)	10.85%				05/2029	786	774	0.2	763
Caerus Midco 3 S.A.R.L.#(7)(13)	One stop	SF +	5.75%	(j)	11.10%				05/2029	140	138	—	138
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF +	5.75%	(k)	11.21%				05/2029	53	52	—	51
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF +	5.75%	(i)	11.11%				05/2029	74	72	—	72
Caerus Midco 3 S.A.R.L.(7)(13)	One stop	SF +	5.75%	(k)	11.21%				05/2029	9	9	—	9
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(i)	11.47%				10/2028	594	586	0.2	583
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(i)	11.47%				10/2028	199	197	0.1	195
Cobalt Buyer Sub, Inc.#	One stop	SF +	6.00%	(i)	11.47%				10/2028	166	161	0.1	163
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(i)	11.47%				10/2027	38	37	—	37
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(g)	9.94%				08/2028	1,433	1,533	0.4	1,354
Spark Bidco Limited#(7)(8)(9)	Senior secured	SN +	6.00%	(g)	11.19%				08/2028	630	593	0.2	624
Spark Bidco Limited(7)(9)	Senior secured	SF +	6.00%	(j)	11.35%				08/2028	475	467	0.2	470
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(g)	9.94%				08/2028	174	154	0.1	164
Spark Bidco Limited(7)(8)(9)	Senior secured	SN +	4.75%	(g)	9.94%				08/2028	152	144	—	144
Spark Bidco Limited(5)(7)(8)(9)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(5)
										4,923	4,915	1.5	4,762
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(i)	11.61%				05/2029	553	545	0.2	553
bswift, LLC#	One stop	SF +	6.38%	(j)	11.78%				11/2028	465	453	0.2	465
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(j)(k)	11.26%				10/2027	305	303	0.1	305
Citrin Cooperman Advisors LLC#	One stop	SF +	6.25%	(k)	11.82%				10/2027	132	129	—	132
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(k)	11.78%				10/2027	30	29	—	30
Citrin Cooperman Advisors LLC#	One stop	SF +	5.25%	(i)	10.68%				10/2027	21	21	—	21
Citrin Cooperman Advisors LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2027	—	(1)	—	(1)
DISA Holdings Corp.#	Senior secured	SF +	5.50%	(i)	10.84%				09/2028	329	324	0.1	329
DISA Holdings Corp.(21)	Subordinated debt	SF +	10.00%	(i)	13.36%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.	Senior secured	SF +	5.50%	(i)	10.84%				09/2028	23	22	—	23
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.	One stop	SF +	5.50%	(i)	10.84%				09/2028	$20	$20	—%	$20
DISA Holdings Corp.	Senior secured	SF +	5.50%	(i)	10.85%				09/2028	8	8	—	8
Eliassen Group, LLC#	One stop	SF +	5.50%	(j)	10.85%				04/2028	74	74	—	74
Eliassen Group, LLC	One stop	SF +	5.50%	(j)	10.87%				04/2028	15	15	—	15
Filevine, Inc.(21)	One stop	SF +	6.50%	(j)(k)	9.71%	cash/	2.50%	PIK	04/2027	302	296	0.1	306
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC	One stop	SF +	6.00%	(j)	11.48%				09/2028	366	361	0.1	366
IG Investments Holdings, LLC	One stop	SF +	6.00%	(j)	11.48%				09/2028	35	34	—	35
IG Investments Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2027	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(j)	10.78%				11/2028	3,228	3,211	1.0	3,099
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(i)(j)	10.77%				11/2028	151	149	0.1	141
Procure Acquireco, Inc.	One stop	SF +	5.00%	(j)	10.54%				12/2028	950	943	0.3	950
Procure Acquireco, Inc.	One stop	SF +	5.00%	(j)	10.50%				12/2028	133	132	—	133
Procure Acquireco, Inc.	One stop	SF +	5.00%		N/A(6)				12/2028	—	—	—	—
										7,191	7,117	2.2	7,055
Software
Anaplan, Inc.#	One stop	SF +	6.50%	(j)	11.85%				06/2029	8,552	8,485	2.7	8,552
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	—
Armstrong Bidco Limited#(7)(8)(9)	One stop	SN +	5.25%	(g)	10.44%				06/2029	651	611	0.2	625
Armstrong Bidco Limited(7)(8)(9)	One stop	SN +	5.25%	(g)	10.44%				06/2029	340	310	0.1	326
Arrow Buyer, Inc.#	One stop	SF +	6.50%	(j)	11.85%				06/2030	2,048	2,000	0.6	2,048
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(5)	—	—
Auvik Networks Inc.(7)(10)(21)	One stop	SF +	5.75%	(j)	8.53%	cash/	2.75%	PIK	07/2027	418	416	0.1	412
Auvik Networks Inc.#(7)(10)(21)	One stop	SF +	6.25%	(j)	8.53%	cash/	3.25%	PIK	07/2027	88	87	—	88
Auvik Networks Inc.(5)(7)(10)	One stop	SF +	3.00%		N/A(6)				07/2027	—	—	—	(1)
Avetta, LLC#	One stop	SF +	5.75%	(j)	11.15%				10/2030	5,864	5,736	1.8	5,732
Avetta, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(12)	—	(13)
Bayshore Intermediate #2, L.P.(21)	One stop	SF +	7.50%	(i)	12.96%				10/2028	4,244	4,193	1.3	4,244
Bayshore Intermediate #2, L.P.	One stop	SF +	6.50%	(j)	12.01%				10/2027	33	31	—	33
Bloomerang, LLC#	One stop	SF +	6.00%	(k)	11.19%				12/2029	4,643	4,597	1.4	4,597
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(10)	—	(10)
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(14)	—	(14)
Bonterra LLC(21)	One stop	SF +	8.00%	(j)	13.35%				09/2027	4,518	4,457	1.4	4,383
Bonterra LLC	One stop	SF +	7.25%	(j)	12.60%				09/2027	3,591	3,558	1.1	3,483
Bonterra LLC	One stop	SF +	7.25%	(j)	12.60%				09/2027	60	58	—	54
Bottomline Technologies, Inc.	One stop	SF +	5.25%	(i)	10.61%				05/2029	1,548	1,524	0.5	1,486
Bottomline Technologies, Inc.#	One stop	SF +	5.75%	(i)	11.11%				05/2029	277	272	0.1	271
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	(6)
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(11)	One stop	SF +	7.25%	(j)	12.63%				01/2029	507	494	0.2	507
Bynder BidCo, Inc.& Bynder BidCo B.V.#(7)(11)	One stop	SF +	7.25%	(j)	12.63%				01/2029	134	130	—	134
Bynder BidCo, Inc.& Bynder BidCo B.V.(7)(11)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(7)(11)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited#(7)(8)(9)	One stop	SN +	6.25%	(g)	11.44%				08/2030	652	639	0.2	642
Camelia Bidco Limited#(7)(8)(9)	One stop	A +	6.25%	(e)	10.57%				08/2030	43	40	—	43
Camelia Bidco Limited#(5)(7)(8)(9)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(4)	—	(4)
Coupa Holdings, LLC#	One stop	SF +	7.50%	(i)	12.86%				02/2030	3,079	3,011	0.9	3,048
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(3)	—	(3)
Crewline Buyer, Inc.#	One stop	SF +	6.75%	(j)	12.10%				11/2030	11,589	11,419	3.6	11,444
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(18)	—	(15)
Daxko Acquisition Corporation	One stop	SF +	5.50%	(i)	10.96%				10/2028	1,542	1,531	0.5	1,496
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Daxko Acquisition Corporation	One stop	SF +	5.50%	(i)	10.96%				10/2028	$130	$129	—%	$126
Daxko Acquisition Corporation	One stop	P +	4.50%	(a)	13.00%				10/2027	12	11	—	7
Daxko Acquisition Corporation	One stop	SF +	5.50%	(i)	10.96%				10/2028	8	7	—	6
Denali Bidco Limited#(7)(8)(9)	One stop	SN +	6.00%	(g)	11.19%				08/2030	1,028	997	0.3	1,018
Denali Bidco Limited#(7)(8)(9)	One stop	E +	6.00%	(b)	9.84%				08/2030	258	249	0.1	256
Denali Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(4)	—	(4)
Dragon UK Bidco Limited(7)(8)(9)	One stop	SN +	5.75%	(g)	10.94%				02/2029	821	841	0.3	796
Dragon UK Bidco Limited(7)(8)(9)	One stop	C +	5.75%	(f)	11.19%				02/2029	491	500	0.2	477
Dragon UK Bidco Limited(5)(7)(8)(9)	One stop	SN +	5.75%		N/A(6)				02/2029	—	—	—	(6)
Evergreen IX Borrower 2023, LLC#	One stop	SF +	6.00%	(j)	11.35%				09/2030	5,518	5,385	1.7	5,380
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(15)	—	(15)
Gainsight, Inc.(21)	One stop	SF +	6.75%	(j)	12.28%	PIK			07/2027	694	688	0.2	687
Gainsight, Inc.(21)	One stop	SF +	6.75%	(j)	12.28%	PIK			07/2027	58	57	—	57
GTY Technology Holdings, Inc.#(21)	One stop	SF +	6.88%	(j)	7.92%	cash/	4.30%	PIK	07/2029	1,762	1,736	0.5	1,727
GTY Technology Holdings, Inc.(21)	One stop	SF +	6.88%	(j)	7.95%	cash/	4.30%	PIK	07/2029	1,151	1,131	0.3	1,128
GTY Technology Holdings, Inc.(21)	One stop	SF +	6.88%	(j)	7.92%	cash/	4.30%	PIK	07/2029	211	209	0.1	207
GTY Technology Holdings, Inc.	One stop	P +	5.25%	(a)	13.75%				07/2029	7	6	—	6
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(10)	—	(10)
Hyland Software, Inc.#	One stop	SF +	6.00%	(i)	11.36%				09/2030	13,359	13,167	4.1	13,159
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
ICIMS, Inc.#(21)	One stop	SF +	7.25%	(j)	8.74%	cash/	3.88%	PIK	08/2028	14,070	13,891	4.3	13,788
ICIMS, Inc.	One stop	SF +	6.75%	(j)	12.10%				08/2028	47	43	—	42
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(58)
IQN Holding Corp. #	One stop	SF +	5.25%	(j)	10.64%				05/2029	934	926	0.3	915
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(1)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(2)	—	(4)
Island Bidco AB#(7)(8)(15)(21)	One stop	E +	7.25%	(d)	3.89%	cash/	7.25%	PIK	07/2028	378	355	0.1	378
Island Bidco AB#(7)(15)(21)	One stop	SF +	7.00%	(k)	8.68%	cash/	3.50%	PIK	07/2028	174	173	0.1	174
Island Bidco AB(7)(15)	One stop	SF +	6.50%	(k)	11.83%				07/2028	18	18	—	18
Island Bidco AB(7)(8)(15)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.#(21)	One stop	SF +	6.00%	(j)	8.88%	cash/	2.50%	PIK	06/2029	4,221	4,172	1.3	4,179
Kaseya Inc.(21)	One stop	SF +	5.50%	(i)	10.86%				06/2029	41	40	—	39
Kaseya Inc.(21)	One stop	SF +	6.00%	(j)	8.88%	cash/	2.50%	PIK	06/2029	16	13	—	13
LeadsOnline, LLC#	One stop	SF +	6.00%	(j)	11.49%				02/2028	2,072	2,024	0.6	2,072
LeadsOnline, LLC#	One stop	SF +	6.00%	(j)	11.49%				02/2028	366	357	0.1	366
LeadsOnline, LLC	One stop	SF +	6.00%	(i)	11.46%				02/2028	8	7	—	8
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(i)	10.96%				12/2028	1,184	1,176	0.4	1,137
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(i)	10.96%				12/2028	340	332	0.1	296
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(a)(i)	11.28%				12/2027	63	62	—	59
Navex TopCo, Inc.#	One stop	SF +	5.75%	(i)	11.11%				11/2030	11,090	10,873	3.4	10,868
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(19)	—	(20)
Naviga Inc.	Senior secured	SF +	7.00%	(j)	12.45%				02/2024	6	6	—	6
Panzura, LLC(21)	One stop	N/A			2.00%	cash/	15.00%	PIK	08/2027	52	47	—	47
PING Identity Holding Corp.#	One stop	SF +	7.00%	(i)	12.36%				10/2029	910	898	0.3	910
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(i)	12.11%				09/2028	239	237	0.1	239
ProcessUnity Holdings, LLC#	One stop	SF +	6.75%	(j)	12.10%				09/2028	146	144	0.1	146
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(j)	12.10%				09/2028	48	47	—	48
ProcessUnity Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	—
QAD, Inc.	One stop	SF +	5.38%	(i)	10.73%				11/2027	3,867	3,842	1.2	3,867
QAD, Inc.(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(k)	11.39%				06/2029	2,416	2,397	0.7	2,343
Quant Buyer, Inc.#	One stop	SF +	6.00%	(k)	11.39%				06/2029	2,035	2,019	0.6	1,974
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(3)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	$—	$(37)	—%	$—
Rainforest Bidco Limited(7)(8)(9)(21)	One stop	SN +	5.43%	(g)	8.68%	cash/	1.93%	PIK	07/2029	722	661	0.2	697
Rainforest Bidco Limited(7)(9)(21)	One stop	SF +	5.43%	(h)	8.82%	cash/	1.93%	PIK	07/2029	134	133	—	129
Rainforest Bidco Limited(7)(8)(9)(21)	One stop	SN +	5.43%	(g)	8.68%	cash/	1.93%	PIK	07/2029	53	49	—	51
Rainforest Bidco Limited(5)(7)(8)(9)	One stop	SN +	6.50%		N/A(6)				07/2029	—	(61)	—	—
Riskonnect Parent, LLC#	One stop	SF +	5.50%	(j)	11.00%				12/2028	4,179	4,150	1.3	4,096
Riskonnect Parent, LLC	One stop	SF +	5.50%	(j)	11.00%				12/2028	132	130	—	127
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(1)	—	(2)
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.00%	(i)	11.36%				08/2029	17,386	17,107	5.3	17,212
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(5)	—	(3)
Sapphire Bidco Oy(7)(8)(14)	One stop	E +	5.50%	(c)	9.49%				07/2029	1,887	1,696	0.6	1,887
Sapphire Bidco Oy#(7)(8)(14)	One stop	E +	5.50%	(c)	9.49%				07/2029	154	146	—	154
Templafy APS and Templafy, LLC#(7)(17)	One stop	SF +	6.00%	(k)	11.68%				07/2028	554	542	0.2	554
Templafy APS and Templafy, LLC(7)(17)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(7)(17)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2)	—	—
Vendavo, Inc.	One stop	SF +	5.75%	(j)	11.23%				09/2027	1,097	1,091	0.3	1,031
Vendavo, Inc.	One stop	P +	4.75%	(a)	13.25%				09/2027	104	103	—	95
WebPT, Inc.	One stop	SF +	6.75%	(j)	12.24%				01/2028	35	34	—	34
Zendesk, Inc.#(21)	One stop	SF +	6.75%	(j)	8.86%	cash/	3.25%	PIK	11/2028	9,451	9,300	2.9	9,451
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(19)	—	—
										160,558	157,698	49.0	157,940
Specialty Retail
Ave Holdings III, Corp	One stop	SF +	5.50%	(j)	11.00%				02/2028	883	870	0.3	883
Ave Holdings III, Corp	One stop	SF +	5.50%	(j)	11.00%				02/2028	658	654	0.2	658
Ave Holdings III, Corp	One stop	SF +	5.50%	(j)	11.00%				02/2028	86	86	—	86
Ave Holdings III, Corp(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	—
Cavender Stores L.P.#	Senior secured	SF +	5.00%	(j)	10.35%				10/2029	11,328	11,220	3.5	11,215
PetVet Care Centers LLC#	One stop	SF +	6.00%	(i)	11.36%				11/2030	4,473	4,385	1.4	4,383
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(13)	—	(13)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(6)	—	(6)
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(j)	11.14%				08/2029	14,424	14,219	4.4	14,135
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.75%	PIK			08/2030	2,234	2,195	0.6	2,077
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.75%	PIK			08/2030	516	511	0.2	480
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.75%	PIK			08/2030	95	94	—	88
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.75%	PIK			08/2030	93	85	—	87
PPV Intermediate Holdings, LLC(21)	One stop	N/A			14.75%	PIK			08/2030	53	51	—	51
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(6)	—	(8)
Salon Lofts Group, LLC#	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	4,722	4,685	1.5	4,675
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	311	309	0.1	308
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	309	306	0.1	306
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	244	242	0.1	242
Salon Lofts Group, LLC(21)	Second lien	SF +	9.00%	(j)	14.43%				09/2029	221	218	0.1	217
Salon Lofts Group, LLC(5)	Second lien	SF +	17.00%		N/A(6)				09/2029	—	(6)	—	(5)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	102	101	—	101
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	77	77	—	76
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	71	71	—	71
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	67	66	—	65
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(10)	—	(13)
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(7)	—	(8)
SureWerx Purchaser III, Inc.#(7)	One stop	SF +	6.75%	(j)	12.10%				12/2029	782	765	0.2	782
SureWerx Purchaser III, Inc.(7)	One stop	SF +	6.75%	(i)	12.11%				12/2028	27	26	—	27
SureWerx Purchaser III, Inc.(5)(7)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(2)	—	—
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(k)	11.11%				04/2028	457	452	0.1	438
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(j)(k)	11.11%	04/2028	$174	$168	0.1%	$167
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(j)	11.11%	04/2028	9	9	—	7
							42,416	41,814	12.9	41,572
Water Utilities
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(k)	10.07%	11/2026	119	118	—	115
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(i)	9.96%	11/2026	12	12	—	11
Vessco Midco Holdings, LLC	Senior secured	P +	3.50%	(a)	12.00%	10/2026	1	1	—	—
Vessco Midco Holdings, LLC	Senior secured	SF +	5.25%	(k)	10.73%	11/2026	1	—	—	—
Vessco Midco Holdings, LLC	Senior secured	SF +	5.00%	(k)	10.40%	11/2026	7	7	—	6
							140	138	—	132

Total debt investments							$458,372	$450,798	139.4%	$449,796
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(18)(19)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	21	$207	0.1%	$219
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		N/A	—	51	—	35
Go Car Wash Parent, Corp.(20)	Preferred stock	N/A	17.00%	Non-Cash	N/A	—	305	0.1	310
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		N/A	—	166	—	58
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	1	81	0.1	109
POY Holdings, LLC	LLC units	N/A	N/A		N/A	41	20	—	85
Yorkshire Parent, Inc.	LP units	N/A	N/A		N/A	—	45	—	45
							668	0.2	642
Building Products
BECO Holding Company, Inc.(20)	Preferred stock	N/A	11.75%	Non-Cash	N/A	15	1,717	0.6	1,806
BECO Holding Company, Inc.	LP Interest	N/A	N/A		N/A	1	103	—	122
							1,820	0.6	1,928
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A		N/A	36	36	—	43
EGD Security Systems, LLC	Common stock	N/A	N/A		N/A	376	178	0.2	555
Radwell Parent, LLC	LP units	N/A	N/A		N/A	1	105	—	141
							319	0.2	739
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A		N/A	19	10	—	21

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	93	93	0.1	114
EMS LINQ, LLC	LP Interest	N/A	N/A		N/A	33	33	—	26
HS Spa Holdings, Inc.	Common stock	N/A	N/A		N/A	31	31	—	31
NSG Buyer, Inc. (7)	LP units	N/A	N/A		N/A	1	588	0.2	614
Virginia Green Acquisition, LLC	LP units	N/A	N/A		N/A	33	33	—	33
							778	0.3	818
Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		N/A	—	34	—	26
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		N/A	—	1	—	2
							35	—	28
Healthcare Providers and Services
Suveto Buyer, LLC	Common stock	N/A	N/A		N/A	—	35	—	23

Hotels, Restaurants and Leisure
Harri US LLC	Preferred stock	N/A	N/A		N/A	4	50	—	50
Harri US LLC	LLC units	N/A	N/A		N/A	5	43	—	38
Harri US LLC	Preferred stock	N/A	N/A		N/A	5	30	—	32
Harri US LLC	Warrant	N/A	N/A		N/A	2	7	—	10
							130	—	130
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		N/A	2	34	—	34

IT Services
Critical Start, Inc.	Common stock	N/A	N/A		N/A	17	17	—	19
Kentik Technologies, Inc.	Preferred stock	N/A	N/A		N/A	11	63	—	63
Netwrix Corporation	LLC units	N/A	N/A		N/A	4	8	—	13
							88	—	95
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	275	$275	0.1%	$275
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	275	—	0.1	97
PAS Parent Inc.	LP Interest	N/A			N/A		N/A	1	82	—	81
PAS Parent Inc.	Preferred stock	N/A			N/A		N/A	—	12	—	15
Reaction Biology Corporation	LLC units	N/A			N/A		N/A	—	38	—	29
									407	0.2	497
Paper and Forest Products
Messenger, LLC	LLC units	N/A			N/A		N/A	—	27	—	16
Messenger, LLC	LLC units	N/A			N/A		N/A	—	—	—	—
									27	—	16
Pharmaceuticals
Cobalt Buyer Sub, Inc.(20)	Preferred stock	SF +	10.00%	(j)	15.35%	Non-Cash	N/A	—	589	0.2	653
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		N/A	—	10	—	9
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		N/A	—	—	—	—
									599	0.2	662
Professional Services
Enboarder, Inc.(7)(12)	Preferred stock	N/A			N/A		N/A	3	32	—	32
Filevine, Inc.	Preferred stock	N/A			N/A		N/A	36	231	0.1	295
Filevine, Inc.	Warrant	N/A			N/A		N/A	15	15	—	17
Filevine, Inc.	Warrant	N/A			N/A		N/A	5	8	—	33
Procure Acquireco, Inc.	LP Interest	N/A			N/A		N/A	—	42	—	55
									328	0.1	432
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	336	336	0.2	498
Auvik Networks Inc.(7)(10)	Preferred stock	N/A			N/A		N/A	2	17	—	20
Auvik Networks Inc.(7)(10)	Preferred stock	N/A			N/A		N/A	—	2	—	2
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		N/A	243	243	0.1	222
Cynet Security Ltd.(7)(16)	Preferred stock	N/A			N/A		N/A	13	46	—	57
Denali Bidco Limited(7)(9)	LP Interest	N/A			N/A		N/A	32	42	—	48
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	26	26	—	37
Kaseya Inc.(20)	Preferred stock	SF +	11.75%	(j)	17.10%	Non-Cash	N/A	2	2,101	0.7	2,200
Kaseya Inc.	LP Interest	N/A			N/A		N/A	46	46	—	47
Ministry Brands Holdings LLC	LP Interest	N/A			N/A		N/A	46	47	—	46
Onit, Inc.(20)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	48	—	53
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	7
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	3
QAD, Inc.(20)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	103	—	113
QAD, Inc.	Common stock	N/A			N/A		N/A	7	—	—	15
Riskonnect Parent, LLC(20)	Preferred stock	N/A			11.00%	Non-Cash	N/A	1	1,138	0.3	1,063
Riskonnect Parent, LLC(20)	Preferred stock	SF +	10.50%	(j)	15.85%	Non-Cash	N/A	1	735	0.3	763
Riskonnect Parent, LLC	LP Interest	N/A			N/A		N/A	47	47	—	53
Templafy APS and Templafy, LLC(7)(17)	Warrant	N/A			N/A		N/A	—	8	—	10
Zendesk, Inc.	LP units	N/A			N/A		N/A	21	211	0.1	292
									5,206	1.7	5,549
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp(20)	Preferred stock	N/A	11.50%	Non-Cash	N/A	1	$1,119	0.3%	$929
Ave Holdings III, Corp	LP units	N/A	N/A		N/A	—	127	0.1	119
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	116	—	102
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		N/A	—	5	—	3
							1,367	0.4	1,153

Total equity investments							12,058	4.0	12,986

Total investments							462,856	143.4	462,782

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)			5.21%	(22)			4,819	1.5	4,819

Total investments and money market funds							$467,675	144.9%	$467,601

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

#	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Australian Interbank Rate (”AUD” or ”A”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or Canadian Bankers’ Acceptance Rate (“CDOR” or “C”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2023, as the loan may have priced or repriced based on an index rate prior to December 31, 2023.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of December 31, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.85% as of December 31, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.91% as of December 31, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.86% as of December 31, 2023.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.36% as of December 31, 2023.
(f) Denotes that all or a portion of the contract was indexed to 90-day CDOR, which was 5.45% as of December 31, 2023.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of December 31, 2023.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.38% as of December 31, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 5.35% as of December 31, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 5.33% as of December 31, 2023.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 5.16% as of December 31, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2023.
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
(6)The entire commitment was unfunded as of December 31, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, total non-qualifying assets at fair value represented 6.5% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in Canada.
(11)The headquarters of this portfolio company is located in the Netherlands.
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
(21)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2023.
(22)The rate shown is the annualized seven-day yield as of December 31, 2023.
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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper and Forest Products
Messenger, LLC	LLC units	N/A			N/A		N/A	—	$27	—%	$14
Messenger, LLC	LLC units	N/A			N/A		N/A	—	—	—	—
									27	—	14
Pharmaceuticals
Cobalt Buyer Sub, Inc.(20)	Preferred stock	SF +	10.00%	(k)	15.24%	Non-Cash	N/A	—	565	0.3	638
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		N/A	—	10	—	10
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		N/A	—	—	—	—
									575	0.3	648
Professional Services
Enboarder, Inc.(7)(12)	Preferred stock	N/A			N/A		N/A	3	32	—	32
Filevine, Inc.	Preferred stock	N/A			N/A		N/A	36	231	0.1	263
Filevine, Inc.	Warrant	N/A			N/A		N/A	5	8	—	28
Filevine, Inc.	Warrant	N/A			N/A		N/A	15	15	—	15
Procure Acquireco, Inc.	LP interest	N/A			N/A		N/A	—	42	—	53
									328	0.1	391
Software
Anaplan, Inc.	LP interest	N/A			N/A		N/A	336	336	0.2	478
Auvik Networks Inc.(7)(10)	Preferred stock	N/A			N/A		N/A	2	17	—	20
Auvik Networks Inc.(7)(10)	Preferred stock	N/A			N/A		N/A	—	2	—	2
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		N/A	243	243	0.1	213
Cynet Security Ltd.(7)(16)	Preferred stock	N/A			N/A		N/A	13	46	—	55
Denali Bidco Limited(7)(9)	LP interest	N/A			N/A		N/A	32	42	—	42
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	26	26	—	33
Kaseya Inc.(20)	Preferred stock	N/A			11.75%	Non-Cash	N/A	2	2,037	0.9	2,074
Kaseya Inc.	LP interest	N/A			N/A		N/A	46	46	—	51
Ministry Brands Holdings LLC	LP interest	N/A			N/A		N/A	46	46	—	41
Onit, Inc.(20)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	46	—	50
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	7
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	4
QAD, Inc.(20)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	100	0.1	110
QAD, Inc.	Common stock	N/A			N/A		N/A	7	—	—	9
Riskonnect Parent, LLC(20)	Preferred stock	N/A			11.00%	Non-Cash	N/A	1	1,105	0.5	1,061
Riskonnect Parent, LLC(20)	Preferred stock	SF +	10.50%	(k)	15.92%	Non-Cash	N/A	1	705	0.3	735
Riskonnect Parent, LLC	LP interest	N/A			N/A		N/A	47	47	—	61
Templafy APS and Templafy, LLC(7)(17)	Warrant	N/A			N/A		N/A	—	11	—	8
Zendesk, Inc.	LP units	N/A			N/A		N/A	21	211	0.1	292
									5,076	2.2	5,346
Specialty Retail
Ave Holdings III, Corp(20)	Preferred stock	N/A			11.50%	Non-Cash	N/A	1	1,084	0.5	1,045
Ave Holdings III, Corp	LP units	N/A			N/A		N/A	—	127	0.1	121
Salon Lofts Group, LLC	LP units	N/A			N/A		N/A	—	116	—	91
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A			N/A		N/A	—	5	—	3
									1,332	0.6	1,260

Total equity investments									11,698	5.3	12,581

Total investments									321,804	134.7	320,486

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)					5.17%	(22)			14,996	6.3	14,996

Total investments and money market funds									$336,800	141.0%	$335,482

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
(11)The headquarters of this portfolio company is located in the Netherlands.
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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1.    Organization

Golub Capital Direct Lending Corporation (“GDLC” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on June 30, 2021. On July 1, 2021, the date of commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GDLC's common stock in private placements. In addition, for U.S. federal income tax purposes, GDLC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Use of estimates: The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GDLC Holdings LLC, GDLC Holdings Coinvest Inc. and GDLC Funding LLC (“GDLC Funding”), in its consolidated financial statements.

Cash and cash equivalents and foreign currencies: Cash and cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the period are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.
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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2023 and 2022, interest income included $371 and $179, respectively, of accretion of discounts and amortization of premiums. For the three months ended December 31, 2023 and 2022, the Company received loan origination fees of $3,041 and $852, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2023 and 2022, investment income included $945 and $329, respectively, of PIK interest and the Company capitalized PIK interest of $898 and $262, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three months ended December 31, 2023 and 2022, fee income included $3 and $4 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

For the three months ended December 31, 2023 and 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $6,840 and $3,891, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2023 and 2022, the Company recognized PIK and non-cash dividend income of $261 and $213, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2023 and 2022, the Company received no cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2023, the Company did not record any dividend income received in cash, and recorded return of capital distributions received in cash of $97. For the three months ended December 31, 2022, the Company recorded dividend income received in cash of $1, and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2023 and September 30, 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2023 and 2022, $75 and $105, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2023. The Company’s tax returns for the 2021 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2023 and September 30, 2023, the Company had deferred debt issuance costs of $920 and $890, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2023 and 2022 was $172 and $75, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three months ended December 31, 2023 and 2022, the Company amortized $32 and

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
$33, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of December 31, 2023 and September 30, 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2023		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$465,551	$319,126	$450,551	$231,988

As of December 31, 2023 and September 30, 2023, the ratio of total contributed capital to total capital subscriptions was 68.5% and 51.5%, respectively, and the Company had uncalled capital commitments of $146,425 and $218,563, respectively.

The following table summarizes the shares of GDLC common stock issued for the three months ended December 31, 2023 and 2022:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the three months ended December 31, 2022
Issuance of shares	11/14/22	1,018,651.533	$15.00	$15,280
Shares issued for capital drawdowns		1,018,651.533		$15,280
Issuance of shares	12/28/22	945.746	$15.00	$14
Shares issued through DRIP		945.746		$14

Shares issued for the three months ended December 31, 2023
Issuance of shares	10/27/23	1,396,651.533	$15.00	$20,950
Issuance of shares	11/28/23	1,396,651.533	15.00	20,950
Issuance of shares	12/29/23	3,015,877.266	15.00	45,238
Shares issued for capital drawdowns		5,809,180.332		$87,138

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

The base management fee incurred for the three months ended December 31, 2023 and 2022, were $998 and $570, respectively, and the base management fee irrevocably waived by the Investment Adviser were $332 and $380, respectively.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 1.5% quarterly. If market interest rates rise, it is possible that the Company will be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.

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

For the three months ended December 31, 2023 and 2022, the Income Incentive Fee incurred was $838 and $413, respectively.

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

For the three months ended December 31, 2023 and 2022, the Company did not accrue a Capital Gain Incentive Fee. As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. As of December 31, 2023 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP.

For the three months ended December 31, 2023 and 2022, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both December 31, 2023, and September 30, 2023, there was no cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and other liabilities is $118 and $102, as of December 31, 2023 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of December 31, 2023 and September 30, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2023 were $225. There were no expenses reimbursed to the Administrator for the three months ended December 31, 2022. As of December 31, 2023 and September 30, 2023, accounts payable and other liabilities included $234 and $225, net of waiver of the reimbursement of operating expenses, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of December 31, 2023, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of December 31, 2023, the Company has issued 6,806,927.360 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102,011 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
of $115,000. As of December 31, 2023, GDLCF has an aggregate commitment of $235,000. As of December 31, 2023, the Company has issued 6,792,020.322 shares of its common stock to GDLC Feeder Fund L.P. in exchange for aggregate capital contributions totaling $101,775.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2023, permits the Company to borrow a maximum of $70,000 and expires on November 15, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5.    Investments

Investments as of December 31, 2023 and September 30, 2023 consisted of the following:

	As of December 31, 2023			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$37,287	$37,011	$36,565	$15,040	$15,386	$14,692
One stop	419,425	412,071	411,605	297,662	293,167	291,791
Second lien	1,361	1,422	1,352	1,207	1,314	1,194
Subordinated debt	299	294	274	243	239	228
Equity	N/A	12,058	12,986	N/A	11,698	12,581
Total	$458,372	$462,856	$462,782	$314,152	$321,804	$320,486

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of December 31, 2023			As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$74,753	16.2%		$55,985	17.4%
Midwest	83,988	18.1		47,193	14.7
Northeast	62,314	13.5		53,912	16.7
Southeast	65,251	14.1		51,327	15.9
Southwest	64,932	14.0		37,625	11.7
West	87,739	19.0		51,697	16.1
Canada	522	0.1		518	0.2
United Kingdom	14,314	3.1		14,046	4.4
Netherlands	4,154	0.9		4,829	1.5
Australia	32	0.0	*	32	0.0	*
Luxembourg	1,045	0.2		999	0.3
Finland	1,842	0.4		1,695	0.5
Sweden	1,376	0.3		1,349	0.4
Israel	46	0.0	*	46	0.0	*
Denmark	548	0.1		551	0.2
Total	$462,856	100.0%		$321,804	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2023			As of September 30, 2023
Fair Value:
United States
Mid-Atlantic	$75,342	16.3%		$56,368	17.6%
Midwest	84,111	18.2		47,219	14.7
Northeast	61,867	13.4		53,655	16.7
Southeast	65,707	14.2		51,510	16.1
Southwest	64,851	14.0		37,491	11.7
West	87,491	18.9		51,593	16.1
Canada	521	0.1		517	0.2
United Kingdom	14,012	3.0		13,054	4.1
Netherlands	3,678	0.8		4,241	1.3
Australia	32	0.0	*	32	0.0	*
Luxembourg	1,033	0.2		987	0.3
Finland	2,041	0.5		1,808	0.6
Sweden	1,475	0.3		1,394	0.4
Israel	57	0.0	*	55	0.0	*
Denmark	564	0.1		562	0.2
Total	$462,782	100.0%		$320,486	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2023 and September 30, 2023 were as follows:

	As of December 31, 2023		As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$7,689	1.7%	$7,695	2.4%
Auto Components	1,448	0.3	1,441	0.4
Automobiles	31,074	6.7	17,268	5.4
Banks	1,325	0.3	—	—
Beverages	4,700	1.0	4,098	1.3
Building Products	5,648	1.2	5,466	1.7
Chemicals	3,531	0.8	3,530	1.1
Commercial Services and Supplies	21,328	4.6	10,659	3.3
Containers and Packaging	6,045	1.3	6,130	1.9
Diversified Consumer Services	42,343	9.1	16,223	5.0
Diversified Financial Services	9,469	2.0	7,439	2.3
Electrical Equipment	241	0.1	—	—
Electronic Equipment, Instruments and Components	2,187	0.5	2,184	0.7
Food and Staples Retailing	459	0.1	449	0.1
Food Products	10,594	2.3	3,582	1.1
Health Care Technology	5,054	1.1	5,044	1.6
Healthcare Equipment and Supplies	5,522	1.2	1,902	0.6
Healthcare Providers and Services	13,871	3.0	13,731	4.3
Hotels, Restaurants and Leisure	7,836	1.7	6,239	1.9
Household Durables	678	0.1	631	0.2
Industrial Conglomerates	3,944	0.8	3,784	1.2
Insurance	22,580	4.9	11,997	3.7
IT Services	6,846	1.5	6,752	2.1
Life Sciences Tools & Services	10,230	2.2	10,380	3.2
Machinery	8,210	1.8	—	—
Marine	4,509	1.0	4,420	1.4
Oil, Gas and Consumable Fuels	5,424	1.2	—	—
Paper and Forest Products	889	0.2	900	0.3
Pharmaceuticals	5,514	1.2	5,417	1.7
Professional Services	7,445	1.6	7,193	2.2
Software	162,904	35.2	129,527	40.3
Specialty Retail	43,181	9.3	27,593	8.6
Water Utilities	138	0.0 *	130	0.0 *
Total	$462,856	100.0%	$321,804	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2023		As of September 30, 2023
Fair Value:
Aerospace and Defense	$7,899	1.7%	$7,913	2.5%
Auto Components	1,448	0.3	1,430	0.4
Automobiles	31,001	6.7	17,003	5.3
Banks	1,324	0.3	—	—
Beverages	4,820	1.0	4,108	1.3
Building Products	5,699	1.2	5,520	1.7
Chemicals	3,037	0.7	2,939	0.9
Commercial Services and Supplies	21,824	4.7	11,108	3.5
Containers and Packaging	5,989	1.3	6,033	1.9
Diversified Consumer Services	42,554	9.2	16,376	5.1
Diversified Financial Services	9,467	2.0	7,426	2.3
Electrical Equipment	241	0.1	—	—
Electronic Equipment, Instruments and Components	2,242	0.5	2,242	0.7
Food and Staples Retailing	425	0.1	434	0.1
Food Products	10,633	2.3	3,549	1.1
Health Care Technology	5,033	1.1	4,984	1.6
Healthcare Equipment and Supplies	5,538	1.2	1,918	0.6
Healthcare Providers and Services	13,073	2.8	12,765	4.0
Hotels, Restaurants and Leisure	7,891	1.7	6,289	2.0
Household Durables	697	0.2	651	0.2
Industrial Conglomerates	3,917	0.8	3,758	1.2
Insurance	22,645	4.9	12,084	3.8
IT Services	6,873	1.5	6,743	2.1
Life Sciences Tools & Services	10,361	2.2	10,526	3.3
Machinery	8,209	1.8	—	—
Marine	4,405	1.0	4,320	1.3
Oil, Gas and Consumable Fuels	5,423	1.2	—	—
Paper and Forest Products	857	0.2	859	0.3
Pharmaceuticals	5,424	1.2	5,189	1.6
Professional Services	7,487	1.6	7,235	2.3
Software	163,489	35.3	129,613	40.4
Specialty Retail	42,725	9.2	27,340	8.5
Water Utilities	132	0.0 *	131	0.0 *
Total	$462,782	100.0%	$320,486	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2023 and September 30, 2023, were valued using Level 3 inputs. As of December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2023 and September 30, 2023:

As of December 31, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$449,796	$449,796
Equity investments(1)	—	—	12,986	12,986
Money market funds(1)(2)	4,819	—	—	4,819
Total assets, at fair value:	$4,819	$—	$462,782	$467,601

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$307,905	$307,905
Equity investments(1)	—	—	12,581	12,581
Money market funds(1)(2)	14,996	—	—	14,996
Total assets, at fair value:	$14,996	$—	$320,486	$335,482

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2023 and 2022, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2023 and 2022 was $1,187 and ($70), respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2023 and 2022:

	For the three months ended December 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$307,905	$12,581	$320,486
Net change in unrealized appreciation (depreciation) on investments	358	45	403
Net translation of investments in foreign currencies	842	—	842
Realized gain (loss) on investments	—	(3)	(3)
Fundings of (proceeds from) revolving loans, net	369	—	369
Fundings of investments	141,030	443	141,473
PIK interest and non-cash dividends	898	261	1,159
Proceeds from principal payments and sales of portfolio investments	(1,977)	(341)	(2,318)
Accretion of discounts and amortization of premiums	371	—	371
Fair value, end of period	$449,796	$12,986	$462,782

	For the three months ended December 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$192,105	$9,731	$201,836
Net change in unrealized appreciation (depreciation) on investments	(1,264)	69	(1,195)
Net translation of investments in foreign currencies	1,114	—	1,114
Realized gain (loss) on translation of investments in foreign currencies	(24)	—	(24)
Fundings of (proceeds from) revolving loans, net	429	—	429
Fundings of investments	40,145	1,425	41,570
PIK interest and non-cash dividends	262	213	475
Proceeds from principal payments and sales of portfolio investments	(1,805)	(46)	(1,851)
Accretion of discounts and amortization of premiums	179	—	179
Fair value, end of period	$231,141	$11,392	$242,533

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023 and September 30, 2023:

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$36,565	Yield analysis	Market interest rate	9.3% - 13.3% (9.9%)
		Market comparable companies	EBITDA multiples	6.1x - 24.0x (11.4x)
One stop loans(2)	$411,605	Yield analysis	Market interest rate	7.8% - 20.0% (10.6%)
		Market comparable companies	EBITDA multiples	8.0x - 34.0x (16.7x)
		Market comparable companies	Revenue multiples	5.0x - 27.0x (9.6x)
Subordinated debt and second lien loans	$1,626	Yield analysis	Market interest rate	12.3% - 14.3% (12.7%)
		Market comparable companies	EBITDA multiples	9.5x - 23.8x (20.1x)
Equity(3)	$12,986	Market comparable companies	EBITDA multiples	8.5x - 24.0x (17.9x)
			Revenue multiples	5.0x - 18.0x (13.0x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $317,636 and $93,969 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $11,170 and $1,816 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$156,978	$156,978	$109,347	$109,347

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2023, the Company’s asset coverage for borrowed amounts was 302.1%.

PNC Facility: On March 21, 2022, the Company and GDLC Funding entered into a revolving credit and security agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC Bank”), as administrative agent, collateral agent and a lender and PNC Capital Markets LLC, as structuring agent. On August 16, 2022, the Company entered into a Joinder and First Amendment on the PNC Facility to add GDLCF, as a Borrower and Golub Onshore GP 3, LLC (“Feeder GP”), the general partner to GDLCF, which is controlled by the Investment Adviser. As of December 31, 2023, the PNC Facility allowed the Company to borrow an aggregate amount of up to $220,000, subject to leverage and borrowing base restrictions, with a stated maturity date of March 21, 2025. Through a series of amendments, most recently on November 15, 2023, the Company amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $170,000 to $220,000 and update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest at the applicable base rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility.

As of December 31, 2023, the PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily Simple RFR, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.10% to 2.45% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. As of December 31, 2023 and September 30, 2023, the Company had outstanding debt of $156,978 and $109,347, respectively, under the PNC Facility.

For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$2,659	$1,005
Facility fees	31	12
Amortization of debt issuance costs	172	75
Total interest expense	$2,862	$1,092
Cash paid for interest expense	$1,806	$523
Annualized average stated interest rate (1)	7.6%	5.7%
Average outstanding balance	$138,869	$70,515
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2023 and September 30, 2023, the Company was permitted to borrow up to $70,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of November 15, 2024. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR in effect as of December 31, 2023 was 5.2%. As of December 31, 2023 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$—	$128
Cash paid for interest expense	—	128
Annualized average stated interest rate (1)	N/A	3.8%
Average outstanding balance	$—	$13,275
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

For the three months ended December 31, 2023 and 2022, the average total debt outstanding was $138,869 and $83,790, respectively.

For the three months ended December 31, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 8.2% and 5.8% , respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
PNC Facility	$156,978	—	$156,978	—	—
Adviser Revolver	—	—	—	—	—
Total borrowings	$156,978	$—	$156,978	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2023, the Company had outstanding commitments to fund investments totaling $135,758, including $25,729 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $53,557, including $11,692 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2023 and September 30, 2023, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2023	2022
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.47)	(0.26)
Net investment income - after tax	0.44	0.39
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.03	(0.13)
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	3.11%	1.76%
Number of common shares outstanding	21,511,820.218	10,086,079.327

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022
Ratio of net investment income - after tax to average net assets *	11.59%	10.27%
Ratio of total expenses to average net assets * (5)	6.91%	5.99%
Ratio of management fee waiver to average net assets *	(0.51)%	(1.05)%
Ratio of incentive fees to average net assets (5)	0.32%	0.29%
Ratio of excise tax to average net assets (5)	0.03%	0.07%
Ratio of net expenses to average net assets * (5)	6.40%	4.94%
Ratio of total expenses (without incentive fees) to average net assets * (5)	6.59%	5.70%
Total return based on average net asset value(6)	3.09%	1.77%
Total return based on average net asset value - annualized(6) *	12.31%	7.03%
Net assets at end of period	$322,678	$151,291
Average debt outstanding	$138,869	$83,790
Average debt outstanding per share	$6.46	$8.31
Portfolio Turnover *	2.36%	3.30%
Asset coverage ratio(7)	302.11%	256.00%
Asset coverage ratio per unit(8)	$3,021	$2,560
Average market value per unit(9):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A

* Annualized for periods less than one year, unless otherwise noted.
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
(5)Incentive fees and excise tax are not annualized in the calculation.
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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
Earnings available to stockholders	$8,005	$2,545
Basic and diluted weighted average shares outstanding	17,319,083	9,597,994
Basic and diluted earnings per share	$0.47	$0.27

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2023
08/03/2023	10/20/2023	12/28/2023	15,702,639.886	$0.1455	$2,284
11/17/2023	11/20/2023	12/28/2023	17,099,291.419	0.1619	2,768
11/17/2023	12/15/2023	02/21/2024	18,495,942.952	0.1596	2,953
Total dividends declared for the three months ended December 31, 2023					$8,005

For the three months ended December 31, 2022
08/05/2022	10/18/2022	12/28/2022	9,066,482.048	$0.1073	$973
11/18/2022	11/21/2022	12/28/2022	10,085,133.581	0.0418	422
11/18/2022	12/15/2022	02/28/2023	10,085,133.581	0.1097	1,106
Total dividends declared for the three months ended December 31, 2022					$2,501

The Company did not have distributions reinvested during the three months ended December 31, 2023. The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2022:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the three months ended December 31, 2022
December 28, 2022	945.746	$15.00	$14
	945.746		$14

.

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

On November 17, 2023 and February 2, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 19, 2024	March 20, 2024
In an amount (if positive) such that the net asset value of the Company as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share.

February 26, 2024	May 22, 2024
In an amount (if positive) such that the net asset value of the Company as of February 29, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2024 through February 29, 2024 and the payment of this distribution is $15.00 per share.

March 15, 2024	May 22, 2024
In an amount (if positive) such that the net asset value of the Company as of March 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2024 through March 31, 2024 and the payment of this distribution is $15.00 per share.

April 19, 2024	June 19, 2024
In an amount (if positive) such that the net asset value of the Company as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $15.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and “GDLC” refer to Golub Capital Direct Lending Corporation and its consolidated subsidiaries.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2023.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $65.0 billion in capital under management as of January 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2023 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of December 31, 2023		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$36,565	7.9%	$14,692	4.6%
One stop	411,605	88.9	291,791	91.0
Second lien	1,352	0.3	1,194	0.4
Subordinated debt	274	0.1	228	0.1
Equity	12,986	2.8	12,581	3.9
Total	$462,782	100.0%	$320,486	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2023 and September 30, 2023, one stop loans included $94.0 million and $77.8 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2023 and September 30, 2023, we had debt and equity investments in 173 and 151 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value, in each case, and our net investment income - return on equity for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Weighted average income yield(1)*	12.3%	12.1%	10.3%
Weighted average investment income yield(2)*	12.7%	12.4%	10.6%
Total return based on average net asset value(3)*	12.3%	12.1%	7.0%
Net investment income - return on equity(4)*	11.6%	11.1%	10.3%

* Annualized for periods of less than one year.
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

As of December 31, 2023, GDLC has earned an inception-to-date internal rate of return, or IRR, of 10.8% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the three months ended December 31, 2023 and 2022, GDLC earned a fiscal year-to-date IRR of 20.3% and 7.2%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On November 17, 2023 and February 2, 2024, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 19, 2024	March 20, 2024
In an amount (if positive) such that our net asset value as of January 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period January 1, 2024 through January 31, 2024 and the payment of this distribution is $15.00 per share.

February 26, 2024	May 22, 2024
In an amount (if positive) such that our net asset value as of February 29, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2024 through February 29, 2024 and the payment of this distribution is $15.00 per share.

March 15, 2024	May 22, 2024
In an amount (if positive) such that our net asset value as of March 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2024 through March 31, 2024 and the payment of this distribution is $15.00 per share.

April 19, 2024	June 19, 2024
In an amount (if positive) such that our net asset value as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022 are as follows:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Interest income	$10,775	$7,586	$5,147	$3,189	$5,628
Payment-in-kind interest income	945	636	329	309	616
Accretion of discounts and amortization of premiums	371	215	179	156	192
Non-cash dividend income	261	262	213	(1)	48
Dividend income	—	3	1	(3)	(1)
Fee income	32	17	21	15	11
Total investment income	12,384	8,719	5,890	3,665	6,494
Net expenses	4,771	3,458	2,070	1,313	2,701
Net investment income - before tax	7,613	5,261	3,820	2,352	3,793
Excise tax	75	—	105	75	(30)
Net investment income - after tax	7,538	5,261	3,715	2,277	3,823
Net realized gain (loss) on investment transactions	12	15	5	(3)	7
Net change in unrealized appreciation (depreciation) on investment transactions	455	487	(1,175)	(32)	1,630
Net increase (decrease) in net assets resulting from operations	$8,005	$5,763	$2,545	$2,242	$5,460
Average earning debt investments, at fair value	$380,482	$270,901	$213,697	$109,581	$166,785
Average earning preferred equity investments, at fair value	$7,796	$7,697	$6,949	$99	$847

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

Investment Income

Investment income increased from the three months ended September 30, 2023 to the three months ended December 31, 2023 by $3.7 million, primarily due to an increase in interest and payment-in-kind (“PIK”) income due to an increase in the average earning debt investments balance of $109.6 million.

Investment income increased from the three months ended December 31, 2022 to the three months ended December 31, 2023 by $6.5 million, primarily due to an increase in interest and PIK income due to an increase in the average earning debt investments balance of $166.8 million coupled with rising SOFR interest base rates.

The annualized income yield by debt security type for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022 are as follows:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Senior secured	11.3%	11.0%	8.7%
One stop	12.2%	12.0%	10.2%
Second lien	14.3%	12.6%	11.3%
Subordinated debt	13.4%	13.5%	12.6%

Income yields on senior secured and one stop loans increased for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023, primarily due to rising SOFR rates. Income yields on senior secured and one stop loans increased for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 95.3% of the loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2023 and September 30, 2023, the weighted average base rate floor of our loans was 0.76% and 0.73%, respectively.

As of December 31, 2023, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Interest and facility fee expenses	$2,690	$1,821	$1,145	$869	$1,545
Amortization of debt issuance costs	172	120	75	52	97
Base management fee, net of waiver	666	486	190	180	476
Income incentive fee, net of waiver	838	585	413	253	425
Professional fees	202	289	156	(87)	46
Administrative service fee	118	102	67	16	51
General and administrative expenses	85	55	24	30	61
Net expenses	$4,771	$3,458	$2,070	$1,313	$2,701
Average debt outstanding	$138,869	$100,551	$83,790	$38,318	$55,079

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $0.9 million from the three months ended September 30, 2023 to the three months ended December 31, 2023 primarily due to an increase in average debt outstanding of $38.3 million, and, to a lesser extent, increased interest rate spreads made in connection with amendments on our revolving credit facility.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $1.6 million from the three months ended December 31, 2022 to the three months ended December 31, 2023 primarily due to an increase in average debt outstanding of $55.1 million as well as rising SOFR rates on borrowings from our floating rate debt facility and, to a lesser extent, increased interest rate spreads made in connection with amendments on our revolving credit facility. For more information about our outstanding borrowings for the three months ended December 31, 2023 and 2022, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended December 31, 2023, September 30, 2023 and December 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.2%, 7.7% and 5.8%, respectively.

The effective average interest rate increased for both the three months ended September 30, 2023 to the three months ended December 31, 2023 and for the three months ended December 31, 2022 to the three months ended December 31, 2023 primarily due to rising SOFR base interest rates on our borrowings from our floating rate debt facility, and, to a lesser extent, increased interest rate spreads made in connection with amendments on our revolving credit facility.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets for both the three months ended September 30, 2023 to the three months ended December 31, 2023 and for the three months ended December 31, 2022 to the three months ended December 31, 2023.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gains Incentive Fee.

The Income Incentive Fee increased by $0.3 million from the three months ended September 30, 2023 to the three months ended December 31, 2023, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising SOFR rates and an increase in accretion income during fiscal year 2024. The Income Incentive Fee increased by $0.4 million from the three months ended December 31, 2022 to the three months ended December 31, 2023, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising LIBOR and SOFR rates and an increase in accretion income during the first fiscal quarter of fiscal year 2024.

For the three months ended December 31, 2022, we were fully through the catch-up provision of the Income Incentive Fee calculation. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 10.0% for each of the three months ended December 31, 2023, September 30, 2023 and December 31, 2022.

As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of December 31, 2023 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the three months ended December 31, 2023, September 30, 2023, and December 31, 2022, there was no accrual of capital gain incentive fee under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2023 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses decreased modestly from the three months ended September 30, 2023 to the three months ended December 31, 2023 primarily due to reduced professional fees in the first quarter of fiscal year 2024 that were partially offset by an increase in the administrative service fee associated with servicing a growing portfolio. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended December 31, 2022 to the three months ended December 31, 2023, primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2023 and September 30, 2023 were $0.2 million and $0.1 million, respectively.

As of both December 31, 2023 and September 30, 2023, included in accounts payable and other liabilities were $0.2 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Net realized gain (loss) from investments	$(3)	$27	$—	$(30)	$(3)
Net realized gain (loss) from foreign currency transactions	15	(12)	5	27	10
Net realized gain (loss) on investment transactions	$12	$15	$5	$(3)	$7
Unrealized appreciation from investments	$1,478	$1,260	$918	$218	$560
Unrealized (depreciation) from investments	(1,075)	(748)	(2,113)	(327)	1,038
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	52	(25)	20	77	32
Net change in unrealized appreciation (depreciation) on investment transactions	$455	$487	$(1,175)	$(32)	$1,630

During the three months ended December 31, 2023, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by realized gains from translation of foreign currency amounts and transactions into U.S. dollars that were, partially offset by a realized loss on the partial redemption of an equity investment. During the three months ended September 30, 2023, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by the realized gain on the partial redemptions of equity investments in multiple portfolio companies. During the three months ended December 31, 2022, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended December 31, 2023, we had $1.5 million in unrealized appreciation on 63 portfolio company investments, which was offset by $1.1 million in unrealized depreciation on 113 portfolio company investments. For the three months ended September 30, 2023, we had $1.3 million in unrealized appreciation on 68 portfolio company investments, which was offset by $0.7 million in unrealized depreciation on 86 portfolio company investments. For the three months ended December 31, 2022, we had $0.9 million in unrealized appreciation on 68 portfolio company investments, which was offset by $2.1 million in unrealized depreciation on 124 portfolio company investments.

Unrealized appreciation for the three months ended December 31, 2023 and September 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the three months ended December 31, 2022 primarily resulted from loan repayments and improved performance of certain portfolio companies.

Unrealized depreciation for the three months ended December 31, 2023 and September 30, 2023 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the three months ended December 31, 2022 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year.

Liquidity and Capital Resources

For the three months ended December 31, 2023, we experienced a net decrease in cash and cash equivalents and foreign currencies of $11.5 million. During the period, we used $136.1 million in operating activities, primarily as a result of fundings of portfolio investments of $141.5 million, which was partially offset by proceeds from principal payments of portfolio investments of $2.3 million. During the same period, cash provided by financing activities was $124.6 million, primarily driven by borrowings on debt of $57.5 million and proceeds from the issuance of common shares of $87.1 million, that were partially offset by repayments of debt of $10.7 million and distributions paid of $9.2 million.

For the three months ended December 31, 2022, we experienced a net decrease in cash and cash equivalents and foreign currencies of $0.4 million. During the period, we used $35.9 million in operating activities, primarily as a result of fundings of portfolio investments of $41.6 million, which was partially offset by proceeds from principal payments of portfolio investments of $1.9 million. During the same period, cash provided by financing activities was $35.4 million, primarily driven by borrowings on debt of $31.6 million and proceeds from the issuance of common shares of $15.3 million, that were partially offset by repayments of debt of $10.0 million and distributions paid of $1.4 million.

As of December 31, 2023 and September 30, 2023, we had $16.1 million and $27.7 million, respectively, of cash and cash equivalents. In addition, as of December 31, 2023 and September 30, 2023, we had $1.5 million and $1.4 million, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of December 31, 2023 and September 30, 2023, we had investor capital subscriptions totaling $465.6 million and $450.6 million, respectively, of which $319.1 million and $232.0 million, respectively, had been called and contributed, leaving $146.4 million and $218.6 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

PNC Facility - On March 21, 2022, we entered into the PNC Facility (as defined in Note 7 of our consolidated financial statements). As of December 31, 2023 and September 30, 2023, we were permitted to borrow up to $220.0 million and $170.0 million, respectively, at any one time. As of December 31, 2023 and September 30, 2023, we had outstanding debt of $157.0 million and $109.3 million, respectively, under the PNC Facility.

Adviser Revolver - As of December 31, 2023 and September 30, 2023, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of December 31, 2023 and September 30, 2023, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of December 31, 2023, our asset coverage for borrowed amounts was 302.1%.

As of December 31, 2023, we had outstanding commitments to fund investments totaling $135.8 million, including $25.7 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $53.6 million, including $11.7 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2023 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the PNC Facility and the Adviser Revolver as of December 31, 2023 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2023. As of December 31, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2023 and September 30, 2023, we had investments in 173 and 151 portfolio companies, respectively, with a total fair value of $462.8 million and $320.5 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended
	December 31, 2023		September 30, 2023		December 31, 2022
	(in thousands)	Percentage	(in thousands)	Percentage	(in thousands)	Percentage
Senior secured	$30,533	13.2%	$1,493	2.5%	$1,193	3.0%
One stop	200,810	86.7	57,867	96.5	37,420	93.5
Subordinated debt	50	0.0 *	—	—	50	0.1
Second lien	—	—	454	0.8	—	—
Equity	199	0.1	130	0.2	1,379	3.4
Total new investment commitments	$231,592	100.0%	$59,944	100.0%	$40,042	100.0%

* Represents an amount less than 0.1%
For the three months ended December 31, 2023 and December 31, 2022, we had approximately $2.3 million and $1.9 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2023(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(in thousands)			(in thousands)
Senior secured	$37,287	$37,011	$36,565	$15,040	$15,386	$14,692
One stop	419,425	412,071	411,605	297,662	293,167	291,791
Second lien	1,361	1,422	1,352	1,207	1,314	1,194
Subordinated debt	299	294	274	243	239	228
Equity	N/A	12,058	12,986	N/A	11,698	12,581
Total	$458,372	$462,856	$462,782	$314,152	$321,804	$320,486

(1)As of December 31, 2023, $67.9 million and $67.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2023, $50.8 million and $50.8 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of December 31, 2023 and September 30, 2023, we had no loans on non-accrual status. As of December 31, 2023 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 98.1% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Weighted average rate of new investment fundings	11.2%	11.7%	10.9%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.8%	6.3%	6.5%
Weighted average fees of new investment fundings	1.2%	1.7%	1.6%
Weighted average rate of sales and payoffs of portfolio investments	11.4%	11.7%	9.2%

As of December 31, 2023, 95.3% and 95.2% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 96.4% and 96.3% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2023 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $68.1 million and $63.9 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) portfolio companies with any loans on non-accrual status.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of directors review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$5,013	1.1%	$561	0.2%
4	440,183	95.1	303,051	94.5
3	17,586	3.8	16,874	5.3
2	—	—	—	—
1	—	—	—	—
Total	$462,782	100.0%	$320,486	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of December 31, 2023 and September 30, 2023:

	Weighted Average Price(1)
Category	As of December 31, 2023	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.4%	98.3%
Internal Performance Rating 3 (Performing Below Expectations)	92.2	92.8
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	98.1%	98.0%

(1)Includes only debt investments held as of December 31, 2023 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•As of December 31, 2023, GGP Class B-P, LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $102.0 million. As of December 31, 2023, we have issued 6,806,927.360 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102.0 million. We have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•As of December 31, 2023, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors, has an aggregate commitment to us of $235.0 million. As of December 31, 2023, we have issued 6,792,020.322 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate capital contributions totaling $101.8 million.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2023 and September 30, 2023, were valued using Level 3 inputs. As of both December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of December 31, 2023 and September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2023 and 2022, we recorded $0.1 million and $0.1 million, respectively, for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2023 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.76% and 0.73%, respectively. In addition, The PNC Facility bears interest at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, the Daily SOFR, the Term SOFR or the Base Rate (each, as defined in the PNC Facility), plus a margin ranging from 2.10% to 2.45% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus investment asset coverage of the borrowing base. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(9,063)	$(3,140)	$(5,923)
Down 150 basis points	(6,797)	(2,355)	(4,442)
Down 100 basis points	(4,531)	(1,570)	(2,961)
Down 50 basis points	(2,266)	(785)	(1,481)
Up 50 basis points	2,266	785	1,481
Up 100 basis points	4,531	1,570	2,961
Up 150 basis points	6,797	2,355	4,442
Up 200 basis points	9,063	3,140	5,923

(1)Assumes applicable three-month base rate as of December 31, 2023, with the exception of SONIA and Prime that utilize the December 31, 2023 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, PNC Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Fourth Amendment to Revolving Credit and Security Agreement, dated as of March 21, 2022, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 15, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current
Report on Form 8-K (File No. 814-01412), filed on November 22, 2023).
10.2	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of March 21, 2022, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 15, 2023. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current
Report on Form 8-K (File No. 814-01412), filed on November 22, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Corporation

Date: February 13, 2024	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)