Form 10-Q
period 2024-03-31
GOLUB CAPITAL DIRECT LENDING CORP
filed 2024-05-13
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

As of May 13, 2024, the Registrant had 24,178,193.551 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2024	September 30, 2023
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $531,767 and $321,804, respectively)	$535,940	$320,486
Cash and cash equivalents	10,787	27,659
Foreign currencies (cost of $2,134 and $1,389, respectively)	2,134	1,382
Interest receivable	7,365	1,879
Deferred offering costs	33	96
Other assets	1,311	15
Total Assets	$557,570	$351,517
Liabilities
Debt	$178,520	$109,347
Less unamortized debt issuance costs	(743)	(890)
Debt less unamortized debt issuance costs	177,777	108,457
Interest payable	3,410	1,791
Distributions payable	10,762	4,115
Management and incentive fees payable	2,256	1,071
Accrued trustee fees	19	17
Accounts payable and other liabilities	673	526
Total Liabilities	194,897	115,977
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 24,178,193.551 and 15,702,639.886 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	24	16
Paid in capital in excess of par	361,994	234,869
Distributable earnings	655	655
Total Net Assets	362,673	235,540
Total Liabilities and Total Net Assets	$557,570	$351,517
Number of common shares outstanding	24,178,193.551	15,702,639.886
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Investment income
Interest income	$14,119	$6,312	$25,265	$11,638
Payment-in-kind interest income	1,017	503	1,962	832
Dividend income	290	235	551	449
Fee income	39	13	71	34
Total investment income	15,465	7,063	27,849	12,953
Expenses
Interest and other debt financing expenses	3,624	1,551	6,486	2,771
Base management fee	1,257	621	2,255	1,191
Incentive fee	1,417	493	2,255	906
Professional fees	198	228	400	384
Administrative service fee	157	80	275	147
General and administrative expenses	46	24	131	48
Total expenses	6,699	2,997	11,802	5,447
Base management fee waived (Note 4)	(419)	(414)	(751)	(794)
Net expenses	6,280	2,583	11,051	4,653
Net investment income - before tax	9,185	4,480	16,798	8,300
Excise tax	16	38	91	143
Net investment income - after tax	9,169	4,442	16,707	8,157
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	—	(3)	—
Foreign currency transactions	24	8	39	13
Net realized gain (loss) on investment transactions	24	8	36	13
Net change in unrealized appreciation (depreciation) from:
Investments	4,563	782	4,966	(413)
Translation of assets and liabilities in foreign currencies	(46)	5	6	25
Net change in unrealized appreciation (depreciation) on investment transactions	4,517	787	4,972	(388)
Net gain (loss) on investment transactions	4,541	795	5,008	(375)
Net increase (decrease) in net assets resulting from operations	$13,710	$5,237	$21,715	$7,782
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 10)	$0.62	$0.49	$1.11	$0.77
Basic and diluted weighted average common shares outstanding (Note 10)	21,984,637	10,644,934	19,639,113	10,115,711

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	9,066,482.048	$9	$135,669	$275	$135,953
Issuance of common stock	1,924,119.534	2	28,860	—	28,862
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	8,157	8,157
Net realized gain (loss) on investment transactions	—	—	—	13	13
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(388)	(388)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	69,901.882	—	1,049	—	1,049
Distributions from distributable earnings	—	—	—	(3,885)	(3,885)
Distributions declared and payable	—	—	—	(3,853)	(3,853)
Total increase (decrease) for the six months ended March 31, 2023	1,994,021.416	2	29,909	44	29,955
Balance at March 31, 2023	11,060,503.464	$11	$165,578	$319	$165,908
Balance at December 31, 2022	10,086,079.327	$10	$150,962	$319	$151,291
Issuance of common stock	905,468.001	1	13,581	—	13,582
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,442	4,442
Net realized gain (loss) on investment transactions	—	—	—	8	8
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	787	787
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	68,956.136	—	1,035	—	1,035
Distributions from distributable earnings (losses)	—	—	—	(1,384)	(1,384)
Distributions declared and payable	—	—	—	(3,853)	(3,853)
Total increase (decrease) for the three months ended March 31, 2023	974,424.137	1	14,616	—	14,617
Balance at March 31, 2023	11,060,503.464	$11	$165,578	$319	$165,908
Balance at September 30, 2023	15,702,639.886	$16	$234,869	$655	$235,540
Issuance of common stock	8,475,553.665	8	127,125	—	127,133
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	16,707	16,707
Net realized gain (loss) on investment transactions	—	—	—	36	36
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4,972	4,972
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(10,953)	(10,953)
Distributions declared and payable	—	—	—	(10,762)	(10,762)
Total increase (decrease) for the six months ended March 31, 2024	8,475,553.665	8	127,125	—	127,133
Balance at March 31, 2024	24,178,193.551	$24	$361,994	$655	$362,673
Balance at December 31, 2023	21,511,820.218	$22	$322,001	$655	$322,678
Issuance of common stock	2,666,373.333	2	39,993	—	39,995
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,169	9,169
Net realized gain (loss) on investment transactions	—	—	—	24	24
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4,517	4,517
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(2,948)	(2,948)
Distributions declared and payable	—	—	—	(10,762)	(10,762)
Total increase (decrease) for the three months ended March 31, 2024	2,666,373.333	2	39,993	—	39,995
Balance at March 31, 2024	24,178,193.551	$24	$361,994	$655	$362,673

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$21,715	$7,782
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	361	162
Accretion of discounts and amortization of premiums	(801)	(360)
Net realized (gain) loss on investments	3	—
Net realized (gain) loss on foreign currency transactions	(39)	(13)
Net change in unrealized (appreciation) depreciation on investments	(4,966)	413
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(6)	(25)
Proceeds from (fundings of) revolving loans, net	(303)	(364)
Fundings of investments	(211,773)	(59,543)
Proceeds from principal payments and sales of portfolio investments	5,389	3,221
Payment-in-kind interest capitalized	(1,907)	(782)
Non-cash dividends capitalized	(551)	(448)
Changes in operating assets and liabilities:
Interest receivable	(5,486)	(333)
Other assets	(1,296)	20
Interest payable	1,619	926
Management and incentive fees payable	1,185	700
Accrued trustee fees	2	(18)
Accounts payable and other liabilities	147	547
Net cash provided by (used in) operating activities	(196,707)	(48,115)
Cash flows from financing activities
Borrowings on debt	101,130	41,742
Repayments of debt	(32,500)	(20,000)
Capitalized debt issuance costs	(214)	(271)
Deferred offering costs	63	64
Proceeds from issuance of common shares	127,133	28,862
Distributions paid	(15,068)	(2,836)
Net cash provided by (used in) financing activities	180,544	47,561
Net change in cash and cash equivalents and foreign currencies	(16,163)	(554)
Effect of foreign currency exchange rates	43	35
Cash and cash equivalents and foreign currencies, beginning of period	29,041	6,073
Cash and cash equivalents and foreign currencies, end of period	$12,921	$5,554
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,506	$1,684
Distributions declared for the period	21,715	7,738
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$—	$1,049
Change in distributions payable	6,647	3,853
The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2024	September 30, 2023
Cash and cash equivalents	$10,787	$27,659
Foreign currencies (cost of $2,134 and $1,389, respectively)	2,134	1,382
Total cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$12,921	$29,041
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents and foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.#	One stop	SF +	7.00%	(h)(i)	12.32%				02/2029	$7,658	$7,471	2.1%	$7,658
PPW Aero Buyer, Inc.	One stop	P +	6.00%	(a)(h)	13.59%				02/2029	24	23	—	24
										7,682	7,494	2.1	7,682
Auto Components
Collision SP Subco, LLC#	One stop	SF +	5.50%	(i)	10.82%				01/2030	3,306	3,241	0.9	3,240
Collision SP Subco, LLC	One stop	SF +	5.50%	(j)	10.74%				01/2030	91	72	—	52
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)	10.82%				01/2030	81	71	—	70
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	9.98%				08/2027	273	271	0.1	265
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	9.95%				08/2027	55	55	—	54
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	9.96%				08/2027	30	29	—	27
										3,836	3,739	1.0	3,708
Automobiles
CG Group Holdings, LLC(23)	One stop	SF +	8.75%	(i)	12.05%	cash/	2.00%	PIK	07/2027	1,833	1,810	0.5	1,815
CG Group Holdings, LLC(23)	One stop	SF +	8.75%	(h)	12.08%	cash/	2.00%	PIK	07/2026	349	344	0.1	345
Denali Midco 2, LLC	One stop	SF +	5.75%	(h)	11.18%				12/2027	1,696	1,686	0.5	1,696
Denali Midco 2, LLC	One stop	SF +	5.75%	(h)	11.18%				12/2027	1,013	1,007	0.3	1,013
Denali Midco 2, LLC	One stop	SF +	5.75%	(h)	11.18%				12/2027	303	301	0.1	303
Denali Midco 2, LLC	One stop	SF +	5.75%	(h)	11.18%				12/2027	184	183	0.1	184
Denali Midco 2, LLC	One stop	SF +	5.75%	(h)	11.18%				12/2027	175	174	0.1	175
Denali Midco 2, LLC	One stop	SF +	5.75%	(h)	11.18%				12/2027	153	152	0.1	153
Denali Midco 2, LLC	One stop	SF +	5.75%	(h)	11.18%				12/2027	126	125	—	126
Denali Midco 2, LLC	One stop	SF +	5.75%	(h)	11.18%				12/2027	122	121	—	122
Denali Midco 2, LLC	One stop	SF +	5.75%	(h)	11.18%				12/2027	122	121	—	122
Denali Midco 2, LLC	One stop	SF +	5.75%	(h)	11.18%				12/2027	101	100	—	101
Denali Midco 2, LLC#	One stop	SF +	6.50%	(h)	11.93%				12/2027	94	92	—	94
Denali Midco 2, LLC	One stop	SF +	5.75%	(h)	11.18%				12/2027	82	25	—	82
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.93%				12/2027	25	25	—	25
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.93%				12/2027	21	21	—	21
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.93%				12/2027	13	12	—	13
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.93%				12/2027	6	6	—	6
Denali Midco 2, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2027	—	(2)	—	—
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.93%				12/2027	29	29	—	29
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(i)	10.55%				12/2029	277	272	0.1	277
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(i)	10.55%				12/2029	58	57	—	58
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	10.55%				12/2029	10	8	—	10
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(1)	—	—
National Express Wash Parent Holdco, LLC#	One stop	SF +	5.50%	(h)(j)	10.84%				07/2029	7,122	7,069	1.9	6,908
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(j)	10.73%				07/2029	96	95	—	91
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(28)	—	(30)
POY Holdings, LLC#	One stop	SF +	5.50%	(i)	10.95%				11/2027	5,185	5,090	1.4	5,185
POY Holdings, LLC#	One stop	SF +	5.50%	(i)	10.95%				11/2027	3,957	3,896	1.1	3,957
POY Holdings, LLC#	One stop	SF +	5.50%	(i)	10.95%				11/2027	228	226	0.1	228
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(3)	—	—
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(6)	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(i)	10.97%				11/2027	276	274	0.1	276
Spotless Brands, LLC#	One stop	SF +	6.50%	(i)	11.97%				07/2028	1,106	1,088	0.3	1,106
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.96%				07/2028	120	119	—	120
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.96%				07/2028	89	88	—	89
Spotless Brands, LLC	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Yorkshire Parent, Inc.#	One stop	SF +	6.00%	(i)	11.30%		12/2029	$6,214	$6,155	1.7%	$6,214
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(15)	—	—
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(29)	—	—
								31,185	30,687	8.5	30,914
Banks
OSP Hamilton Purchaser, LLC#	One stop	SF +	5.50%	(h)	10.92%		12/2029	1,349	1,336	0.4	1,349
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(12)	—	—
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(2)	—	—
								1,349	1,322	0.4	1,349
Beverages
Financial Information Technologies, LLC#	One stop	SF +	6.50%	(i)	11.80%		06/2030	2,818	2,780	0.8	2,874
Financial Information Technologies, LLC(23)	One stop	N/A			14.00%	PIK	06/2031	1,443	1,408	0.4	1,443
Financial Information Technologies, LLC#	One stop	SF +	5.50%	(i)	10.80%		06/2030	571	567	0.1	571
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(9)	—	—
								4,832	4,745	1.3	4,888
Building Products
BECO Holding Company, Inc.	One stop	SF +	5.25%	(i)	10.70%		11/2028	3,848	3,823	1.1	3,848
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)		11/2027	—	(3)	—	—
								3,848	3,820	1.1	3,848
Capital Markets
BlueMatrix Holdings, LLC#	One stop	SF +	5.25%	(i)	10.55%		01/2031	4,883	4,842	1.3	4,840
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(7)	—	(8)
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(14)	—	(14)
								4,883	4,821	1.3	4,818
Chemicals
PHM NL SP Bidco B.V.(8)(9)(12)	One stop	E +	6.25%	(d)	10.11%		09/2028	1,963	2,083	0.5	1,728
PHM NL SP Bidco B.V.(8)(12)	One stop	SF +	6.25%	(g)	11.81%		09/2028	790	782	0.2	696
PHM NL SP Bidco B.V.(8)(9)(12)	One stop	SN +	6.25%	(f)	11.44%		09/2028	436	455	0.1	384
PHM NL SP Bidco B.V.(8)(9)(12)	One stop	E +	6.25%	(d)	10.21%		09/2028	208	214	—	183
								3,397	3,534	0.8	2,991
Commercial Services and Supplies
BradyIFS Holdings, LLC#	One stop	SF +	6.00%	(i)	11.31%		10/2029	7,208	7,074	2.0	7,208
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(i)	11.31%		10/2029	195	187	0.1	195
BradyIFS Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)		10/2029	—	(12)	—	—
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.25%	(i)	10.70%		10/2028	1,030	1,021	0.3	1,030
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		10/2028	—	(2)	—	—
Encore Holdings, LLC	One stop	SF +	5.25%	(h)(i)	10.65%		11/2028	5,045	4,950	1.4	5,018
Encore Holdings, LLC#	One stop	SF +	5.25%	(i)	10.65%		11/2028	1,071	1,052	0.3	1,066
Encore Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)		11/2028	—	(7)	—	(15)
FR Vision Holdings, Inc.#	One stop	SF +	5.50%	(i)	10.81%		01/2031	6,361	6,299	1.8	6,361
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(i)	10.82%		01/2031	536	516	0.2	536
FR Vision Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)		01/2030	—	(5)	—	—
Kleinfelder Intermediate, LLC#	One stop	SF +	6.25%	(h)	11.58%		09/2030	849	833	0.2	849
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2028	—	(2)	—	—
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)		09/2030	—	(2)	—	—
Profile Products LLC	One stop	SF +	5.50%	(i)	10.93%		11/2027	353	348	0.1	346
Profile Products LLC(8)	One stop	SF +	5.50%	(i)	10.93%		11/2027	72	71	—	70
Profile Products LLC	One stop	P +	4.50%	(a)	13.00%		11/2027	15	15	—	14
Profile Products LLC(5)	One stop	SF +	5.75%		N/A(6)		11/2027	—	—	—	(1)
Radwell Parent, LLC#	One stop	SF +	6.53%	(i)	11.93%		03/2029	8,037	7,944	2.2	8,037
Radwell Parent, LLC#	One stop	SF +	6.75%	(i)	12.05%		03/2029	305	297	0.1	305
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Radwell Parent, LLC	One stop	SF +	6.75%	(i)	12.05%				03/2029	$58	$51	—%	$58
Radwell Parent, LLC(5)	One stop	SF +	6.53%		N/A(6)				03/2029	—	(7)	—	—
										31,135	30,621	8.7	31,077
Containers and Packaging
Chase Intermediate	One stop	SF +	5.00%	(i)	10.46%				10/2028	4,072	4,047	1.1	4,021
Chase Intermediate(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(2)	—	(4)
Chase Intermediate(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(2)	—	—
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	10.90%				10/2028	1,974	1,952	0.6	1,915
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	10.90%				10/2028	108	104	—	88
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	10.90%				10/2028	6	1	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	10.90%				10/2027	15	11	—	8
										6,175	6,111	1.7	6,033
Diversified Consumer Services
Apex Service Partners, LLC#(23)	One stop	SF +	7.00%	(i)	10.32%	cash/	2.00%	PIK	10/2030	8,593	8,473	2.4	8,593
Apex Service Partners, LLC(23)	One stop	SF +	7.00%	(i)	12.33%				10/2030	1,121	1,096	0.3	1,121
Apex Service Partners, LLC	One stop	SF +	6.50%	(i)	11.82%				10/2029	253	243	0.1	253
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.50%	(a)(i)	11.98%				07/2027	3,661	3,592	1.0	3,661
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.50%	(i)	10.97%				07/2027	2,986	2,933	0.8	2,986
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.50%	(a)(i)	11.59%				07/2027	2,647	2,601	0.7	2,647
Entomo Brands Acquisitions, Inc.#	Senior secured	SF +	5.50%	(i)	10.95%				07/2029	361	357	0.1	361
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	10.95%				07/2029	87	84	—	87
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	143	142	0.1	142
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	97	96	—	96
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	94	94	—	94
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.71%				07/2027	86	85	—	86
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	62	61	—	61
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.72%				07/2027	44	43	—	43
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(i)	11.55%				09/2028	3,404	3,359	0.9	3,404
DP Flores Holdings, LLC	One stop	SF +	6.25%	(i)	11.55%				09/2028	529	522	0.2	529
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(8)	—	—
EMS LINQ, LLC	One stop	SF +	6.25%	(h)	11.68%				12/2027	523	520	0.2	518
EMS LINQ, LLC	One stop	SF +	6.25%	(h)	11.68%				12/2027	26	26	—	25
FPG Intermediate Holdco, LLC(23)	One stop	SF +	6.75%	(h)	8.18%	cash/	4.00%	PIK	03/2027	893	881	0.2	848
FPG Intermediate Holdco, LLC(23)	One stop	SF +	6.75%	(h)	8.18%	cash/	4.00%	PIK	03/2027	765	756	0.2	727
FPG Intermediate Holdco, LLC(23)	One stop	SF +	6.75%	(h)	8.18%	cash/	4.00%	PIK	03/2027	14	14	—	14
FSS Buyer LLC	One stop	SF +	5.75%	(h)	11.18%				08/2028	306	302	0.1	306
FSS Buyer LLC	One stop	SF +	5.75%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(i)	11.09%				06/2029	434	428	0.1	434
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(h)	11.08%				06/2028	10	9	—	10
HS Spa Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Mario Purchaser, LLC#	One stop	SF +	5.75%	(h)	11.18%				04/2029	416	410	0.1	404
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	11.18%				04/2029	463	455	0.1	447
Mario Purchaser, LLC(23)	One stop	SF +	10.75%	(h)	16.18%	PIK			04/2032	241	237	0.1	234
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)				04/2028	—	(1)	—	(1)
Mathnasium, LLC	One stop	SF +	5.00%	(i)	10.46%				11/2027	514	511	0.2	514
Mathnasium, LLC	One stop	SF +	5.00%	(i)	10.46%				11/2027	32	32	—	32
NSG Buyer, Inc. #	One stop	SF +	6.50%	(h)	11.93%				11/2029	7,267	7,162	2.0	7,358
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(16)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(17)	—	(18)
NSG Buyer, Inc.	One stop	SF +	5.75%	(h)	11.08%				11/2029	351	328	0.1	347
RW AM Holdco LLC#	One stop	SF +	5.25%	(i)	10.65%				04/2028	995	988	0.3	955
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2028	$—	$(1)	—%	$(4)
Virginia Green Acquisition, LLC#	One stop	SF +	5.50%	(j)	10.75%				12/2030	6,895	6,829	1.9	6,895
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(11)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.50%	(j)	10.72%				12/2030	157	131	—	157
										44,470	43,744	12.2	44,366
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	7.25%	(i)	12.56%				10/2028	1,091	1,071	0.3	1,091
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(2)	—	—
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(j)	10.50%				07/2027	453	450	0.1	453
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(j)	10.50%				07/2027	84	84	—	84
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(i)	10.66%				07/2027	43	43	—	43
Finastra USA, Inc.#	One stop	SF +	7.25%	(j)	12.46%				09/2029	4,950	4,860	1.4	4,950
Finastra USA, Inc.	One stop	SF +	7.25%	(h)	12.57%				09/2029	9	8	—	9
Flash Topco, Inc.	One stop	SF +	5.75%	(j)	11.44%				10/2028	934	928	0.3	887
Flash Topco, Inc.	One stop	SF +	6.50%	(i)(j)	11.86%				10/2028	73	73	—	70
Flash Topco, Inc.	One stop	SF +	6.50%	(i)(j)	11.87%				12/2024	37	37	—	37
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(h)	10.93%				11/2028	3,023	3,003	0.8	3,030
Higginbotham Insurance Agency, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(3)	—	(3)
										10,697	10,552	2.9	10,651
Electrical Equipment
Power Grid Holdings, Inc.#	One stop	SF +	4.75%	(i)	10.09%				12/2030	244	239	0.1	239
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)	10.08%				12/2030	1	—	—	—
										245	239	0.1	239
Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF +	6.75%	(h)	12.18%				11/2028	2,231	2,180	0.6	2,231
CST Holding Company	One stop	SF +	6.75%	(h)	12.18%				11/2028	5	4	—	5
										2,236	2,184	0.6	2,236
Food and Staples Retailing
Wineshipping.com LLC	One stop	SF +	5.75%	(i)	11.24%				10/2027	377	375	0.1	347
Wineshipping.com LLC	One stop	SF +	5.75%	(a)(i)	11.41%				10/2027	73	73	—	67
Wineshipping.com LLC	One stop	SF +	5.75%	(i)	11.23%				10/2027	10	10	—	9
										460	458	0.1	423
Food Products
Blast Bidco Inc.#	One stop	SF +	6.00%	(i)	11.30%				10/2030	7,097	6,998	1.9	7,026
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(11)	—	(8)
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	11.70%				07/2027	553	550	0.2	547
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(h)(i)	11.70%				07/2027	83	83	—	82
Ultimate Baked Goods Midco LLC	One stop	SF +	6.25%	(h)	11.68%				08/2027	372	370	0.1	372
Ultimate Baked Goods Midco LLC(5)	One stop	SF +	6.25%		N/A(6)				08/2027	—	(2)	—	—
Whitebridge Pet Brands, LLC#	One stop	SF +	4.75%	(h)	10.18%				07/2027	1,185	1,178	0.3	1,185
Whitebridge Pet Brands, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(1)	—	—
Wizard Bidco Limited#(8)(10)	One stop	SF +	6.00%	(i)	11.31%				03/2029	650	639	0.2	650
Wizard Bidco Limited(8)(9)(10)(23)	One stop	SN +	6.25%	(f)	9.94%	cash/	1.50%	PIK	03/2029	385	397	0.1	365
Wizard Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(f)	11.19%				03/2029	225	216	0.1	224
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	4.75%	(f)	9.94%				09/2028	60	57	—	57
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				03/2029	—	(2)	—	—
										10,610	10,472	2.9	10,500
Healthcare Equipment and Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(i)	11.55%				08/2028	1,880	1,866	0.5	1,880
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	11.55%				08/2028	29	28	—	29
TIDI Legacy Products, Inc.#	One stop	SF +	5.50%	(h)	10.83%				12/2029	756	749	0.2	748
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	(2)
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
YI, LLC#	One stop	SF +	5.75%	(h)	11.07%				12/2029	$2,937	$2,882	0.8%	$2,879
YI, LLC	One stop	SF +	5.75%	(h)	11.08%				12/2029	11	1	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(6)	—	(6)
										5,613	5,517	1.5	5,528
Healthcare Providers and Services
AAH TOPCO, LLC	One stop	SF +	5.50%	(h)	10.93%				12/2027	946	939	0.3	932
AAH TOPCO, LLC	One stop	SF +	5.50%	(h)	10.93%				12/2027	336	334	0.1	331
AAH TOPCO, LLC (23)	Subordinated debt	N/A			11.50%	PIK			12/2031	204	201	—	186
AAH TOPCO, LLC (5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(1)
AAH TOPCO, LLC	One stop	SF +	6.00%	(h)	11.43%				12/2027	700	664	0.2	700
Bamboo US Bidco LLC#(23)	One stop	SF +	6.75%	(i)	8.69%	cash/	3.38%	PIK	09/2030	2,445	2,378	0.7	2,445
Bamboo US Bidco LLC#(8)(9)(23)	One stop	E +	6.75%	(c)	7.29%	cash/	3.38%	PIK	09/2030	1,642	1,565	0.4	1,642
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(14)	—	—
Bamboo US Bidco LLC(23)	One stop	SF +	6.75%	(i)	8.70%	cash/	3.38%	PIK	09/2030	41	35	—	41
Community Care Partners, LLC#	One stop	SF +	6.00%	(h)	11.44%				06/2026	131	130	—	123
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(f)	9.69%				04/2025	3,187	3,425	0.9	3,184
Datix Bidco Limited(8)(9)(10)	Second lien	SN +	7.75%	(f)	12.94%				04/2026	1,131	1,212	0.3	1,130
ERC Topco Holdings, LLC(23)	One stop	SF +	6.25%	(i)	8.56%	cash/	3.25%	PIK	11/2028	2,181	2,172	0.5	1,701
ERC Topco Holdings, LLC(23)	One stop	SF +	6.25%	(i)	8.58%	cash/	3.25%	PIK	11/2027	114	113	—	81
ERC Topco Holdings, LLC(23)	One stop	SF +	6.25%	(i)	11.86%	PIK			11/2028	18	18	—	14
ERC Topco Holdings, LLC(23)	One stop	SF +	6.25%	(i)	11.86%	PIK			11/2028	1	1	—	1
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(h)	10.18%				12/2026	297	295	0.1	294
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(h)	10.18%				12/2026	47	47	—	46
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Premise Health Holding Corp.#	One stop	SF +	5.50%	(i)	10.84%				03/2031	6,543	6,446	1.8	6,445
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(11)	—	(11)
Suveto Buyer, LLC	One stop	SF +	4.25%	(h)	9.68%				09/2027	1,109	1,102	0.3	1,098
Suveto Buyer, LLC	One stop	SF +	4.25%	(a)(h)	10.18%				09/2027	56	55	—	54
										21,129	21,107	5.6	20,436
Healthcare Technology
Alegeus Technologies Holdings Corp.	Senior secured	SF +	8.25%	(j)	13.75%				09/2026	21	21	—	21
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.50%	(h)	10.83%				05/2028	295	292	0.1	292
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	10.83%				05/2028	89	88	—	89
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.75%	(h)	11.08%				05/2028	39	39	—	39
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(h)	10.83%				05/2028	15	15	—	15
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(2)	—	—
Color Intermediate, LLC#	One stop	SF +	5.50%	(i)	10.91%				10/2029	1,061	1,044	0.3	1,061
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(i)	13.06%				01/2029	367	361	0.1	367
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
Lacker Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(f)	10.44%				02/2031	1,943	1,912	0.6	1,917
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
Lacker Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				02/2031	—	(32)	—	(32)
Neptune Holdings, Inc.#	One stop	SF +	6.00%	(j)	11.29%				09/2030	2,621	2,585	0.7	2,621
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	—
Plasma Buyer LLC#	One stop	SF +	5.75%	(i)	11.06%				05/2029	303	298	0.1	294
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	11.06%				05/2028	21	20	—	20
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	11.56%				05/2029	2	2	—	2
QF Holdings, Inc.	One stop	SF +	5.75%	(i)	11.16%				12/2027	35	34	—	35
Veranex, Inc.(23)	Senior secured	SF +	6.25%	(j)	10.40%	cash/	1.00%	PIK	04/2028	125	124	—	94
Veranex, Inc.(23)	Senior secured	SF +	6.25%	(j)	10.59%	cash/	1.00%	PIK	04/2028	42	42	—	32
Veranex, Inc.(23)	Senior secured	SF +	6.25%	(j)	10.47%	cash/	1.00%	PIK	04/2028	32	32	—	24
										7,011	6,873	1.9	6,891
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(i)	11.49%				08/2028	$826	$819	0.2%	$826
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.47%				08/2028	28	27	—	28
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.48%				08/2028	18	18	—	18
ESN Venture Holdings, LLC#	One stop	SF +	6.50%	(i)	11.80%				10/2028	2,077	2,054	0.6	2,077
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(i)	11.80%				10/2028	314	311	0.1	314
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(i)	11.81%				10/2028	67	57	—	67
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(i)	11.80%				10/2028	29	27	—	29
GFP Atlantic Holdco 2, LLC#	One stop	SF +	6.00%	(i)	11.31%				11/2027	1,253	1,230	0.4	1,253
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(25)	—	—
Harri US LLC(23)	One stop	SF +	10.00%	(i)	11.49%	cash/	4.00%	PIK	08/2026	49	46	—	46
Harri US LLC(23)	One stop	SF +	10.00%	(i)	11.49%	cash/	4.00%	PIK	08/2026	33	33	—	31
Harri US LLC(23)	One stop	SF +	10.00%	(i)	11.49%	cash/	4.00%	PIK	08/2026	32	32	—	30
Harri US LLC(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	(1)
Harri US LLC(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(4)	—	(54)
Health Buyer, LLC#	Senior secured	SF +	5.25%	(i)	10.70%				04/2029	146	145	0.1	146
Health Buyer, LLC#	Senior secured	SF +	5.50%	(i)	10.80%				04/2029	75	73	—	75
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	—	—	—
Super REGO, LLC(23)	Subordinated debt	N/A			15.00%	PIK			03/2030	50	49	—	49
YE Brands Holding, LLC#	One stop	SF +	5.75%	(i)	11.16%				10/2027	2,962	2,937	0.8	2,962
YE Brands Holding, LLC	One stop	SF +	5.50%	(h)	10.93%				10/2027	29	29	—	29
YE Brands Holding, LLC	One stop	SF +	5.75%	(i)	11.16%				10/2027	66	61	—	66
										8,054	7,919	2.2	7,991
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(i)	11.15%				07/2027	219	216	0.1	219
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(i)	11.15%				07/2027	55	55	—	55
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(i)	11.15%				07/2027	29	28	—	29
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Essential Services Holdings Corporation	One stop	SF +	5.75%	(i)	11.23%				11/2026	2,694	2,680	0.8	2,667
Essential Services Holdings Corporation	One stop	SF +	5.75%	(i)	11.22%				11/2025	26	26	—	26
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(i)	11.16%				08/2029	782	770	0.2	774
Excelitas Technologies Corp.#(8)(9)	One stop	E +	5.75%	(c)	9.65%				08/2029	120	113	—	119
Excelitas Technologies Corp.	One stop	SF +	5.75%	(i)	11.16%				08/2028	49	48	—	48
Excelitas Technologies Corp.	One stop	SF +	5.75%		N/A(6)				08/2029	—	—	—	—
										3,974	3,936	1.1	3,937
Insurance
Alera Group, Inc.	One stop	SF +	6.00%	(h)	11.43%				10/2028	1,415	1,406	0.4	1,415
Alera Group, Inc.	One stop	SF +	6.00%	(h)	11.43%				10/2028	458	455	0.1	458
Alera Group, Inc.	One stop	SF +	6.00%	(h)	11.43%				10/2028	402	398	0.1	402
Alera Group, Inc.	One stop	SF +	5.75%	(h)	11.18%				10/2028	401	364	0.1	461
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	10.53%				07/2027	180	179	0.1	180
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	10.53%				07/2027	54	54	—	54
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(i)(j)	10.53%				07/2027	50	50	—	50
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	10.66%				07/2027	16	16	—	16
AMBA Buyer, Inc.	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
Ben Nevis Midco Limited#(8)(10)	One stop	SF +	5.00%	(i)	10.31%				03/2028	851	834	0.2	834
Ben Nevis Midco Limited#(8)(10)	One stop	SF +	5.00%	(i)	10.31%				03/2028	572	572	0.2	572
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.00%	(i)	10.31%				03/2028	76	76	—	75
Ben Nevis Midco Limited(5)(8)(10)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(7)	—	(14)
Captive Resources Midco, LLC#(23)	One stop	SF +	5.25%	(h)	5.29%	cash/	5.79%	PIK	07/2029	4,746	4,679	1.3	4,746
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(2)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(i)	12.84%				03/2029	384	376	0.1	384
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	$—	$(1)	$—%	$—
Doxa Insurance Holdings LLC#	One stop	SF +	5.50%	(i)	10.83%				12/2030	4,910	4,863	1.3	4,861
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(10)	—	(11)
Doxa Insurance Holdings LLC	One stop	SF +	5.50%	(i)	10.82%				12/2030	1,924	1,880	0.5	1,878
Illumifin Corporation(23)	One stop	SF +	7.00%	(i)	12.57%	PIK			09/2027	176	175	—	150
Integrated Specialty Coverages, LLC#	One stop	SF +	6.00%	(h)(i)(j)	11.27%				07/2030	416	407	0.1	416
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(1)	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.00%	(i)	11.34%				08/2026	184	174	0.1	184
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(i)	10.95%				05/2027	1,597	1,568	0.4	1,597
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(i)	10.95%				05/2027	334	331	0.1	334
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(i)	10.95%				05/2027	185	183	0.1	185
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(i)	10.95%				05/2027	164	163	0.1	164
Keystone Agency Partners LLC(5)	Senior secured	SF +	5.50%		N/A(6)				05/2027	—	(68)	—	—
MRH Trowe Germany GMBH(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				02/2029	—	(31)	—	(64)
Oakbridge Insurance Agency LLC#	One stop	SF +	5.75%	(h)	11.07%				11/2029	3,173	3,143	0.9	3,173
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(5)	—	—
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(14)	—	—
Paisley Bidco Limited(8)(9)(10)	One stop	E +	6.75%	(c)	10.66%				03/2028	507	500	0.1	507
Paisley Bidco Limited(5)(8)(9)(10)	One stop	SN +	7.00%		N/A(6)				03/2028	—	(6)	—	—
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.25%	(i)	11.55%				05/2030	1,793	1,762	0.5	1,793
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(i)	11.55%				05/2030	598	587	0.2	598
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(i)	11.06%				10/2028	1,609	1,508	0.4	1,509
Patriot Growth Insurance Services, LLC	One stop	SF +	5.50%	(i)	10.95%				10/2028	617	613	0.2	610
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(i)	11.20%				10/2028	138	137	—	137
Patriot Growth Insurance Services, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(2)	—	(2)
										27,930	27,304	7.6	27,652
IT Services
CivicPlus, LLC(23)	One stop	SF +	6.50%	(i)	9.49%	cash/	2.50%	PIK	08/2027	363	360	0.1	363
CivicPlus, LLC#(23)	One stop	SF +	6.50%	(i)	9.49%	cash/	2.50%	PIK	08/2027	233	231	0.1	233
CivicPlus, LLC(23)	One stop	SF +	6.50%	(i)	9.49%	cash/	2.50%	PIK	08/2027	170	169	0.1	170
CivicPlus, LLC(23)	One stop	SF +	11.75%	(j)	17.00%	PIK			06/2034	181	177	0.1	181
CivicPlus, LLC(5)	One stop	SF +	8.50%		N/A(6)				08/2027	—	(1)	—	—
Critical Start, Inc.#(23)	One stop	SF +	6.75%	(i)	8.45%	cash/	3.63%	PIK	05/2028	193	192	0.1	191
Critical Start, Inc.#(23)	One stop	SF +	6.75%	(i)	8.45%	cash/	3.63%	PIK	05/2028	105	104	—	104
Critical Start, Inc.	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(8)(9)(16)(23)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	840	783	0.2	832
Goldcup 31018 AB(8)(9)(16)(23)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	78	76	—	77
Goldcup 31018 AB(5)(8)(9)(16)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Netwrix Corporation#	One stop	SF +	5.00%	(i)	10.38%				06/2029	4,419	4,395	1.2	4,353
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	(2)
Netwrix Corporation	One stop	SF +	5.00%		N/A(6)				06/2029	—	—	—	—
Netwrix Corporation(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(46)	—	(28)
PDQ Intermediate, Inc.(23)	Subordinated debt	N/A			13.75%	PIK			10/2031	53	52	—	53
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.06%				10/2026	205	203	0.1	205
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.06%				10/2026	65	65	—	65
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(i)	16.06%				10/2026	23	23	—	23
Transform Bidco Limited(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(7)	—	—
Transform Bidco Limited#(8)(10)	One stop	SF +	7.00%	(i)	12.33%				12/2030	3,562	3,511	1.0	3,562
WPEngine, Inc.#	One stop	SF +	6.50%	(i)	11.81%				08/2029	443	435	0.1	443
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(i)	11.84%				07/2027	438	438	0.1	438
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)	07/2027	$—	$—	—%	$—
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(i)	11.84%	07/2027	174	171	—	174
							11,545	11,328	3.2	11,436
Leisure Products
Movement Holdings, LLC#	One stop	SF +	5.25%	(h)	10.58%	03/2030	2,425	2,401	0.7	2,401
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)	03/2030	—	(4)	—	(4)
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)	03/2030	—	(16)	—	(16)
							2,425	2,381	0.7	2,381
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	6.50%	(i)	11.77%	11/2029	6,267	6,143	1.7	6,267
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)	11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)	11/2029	—	(20)	—	—
PAS Parent Inc.	One stop	SF +	5.00%	(h)	10.44%	12/2028	2,751	2,711	0.8	2,709
PAS Parent Inc.(5)	One stop	SF +	5.00%		N/A(6)	12/2027	—	(4)	—	(3)
PAS Parent Inc.	One stop	SF +	5.50%	(h)	10.93%	12/2028	147	142	—	147
Reaction Biology Corporation	One stop	SF +	5.25%	(i)	10.70%	03/2029	323	320	0.1	284
Reaction Biology Corporation	One stop	SF +	5.25%	(i)	10.70%	03/2029	299	297	0.1	263
Reaction Biology Corporation	One stop	SF +	5.25%	(i)	10.70%	03/2029	199	197	0.1	175
Reaction Biology Corporation	One stop	SF +	5.25%	(i)	10.70%	03/2029	95	94	—	84
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	10.88%	08/2027	56	56	—	55
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	10.88%	08/2027	48	47	—	47
Unchained Labs, LLC(5)	Senior secured	SF +	5.50%		N/A(6)	08/2027	—	—	—	(1)
							10,185	9,982	2.8	10,027
Machinery
Blackbird Purchaser, Inc.#	One stop	SF +	5.50%	(i)	10.83%	12/2030	8,299	8,219	2.3	8,299
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	10.81%	12/2030	328	312	0.1	328
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)	10.83%	12/2029	132	121	—	132
							8,759	8,652	2.4	8,759
Marine
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(i)	11.30%	04/2029	4,389	4,357	1.2	4,257
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(i)	11.30%	04/2029	99	98	—	96
Project Nike Purchaser, LLC	One stop	SF +	6.00%	(i)	11.30%	04/2029	57	56	—	53
							4,545	4,511	1.2	4,406
Oil, Gas & Consumable Fuels
Envernus, Inc.#	One stop	SF +	5.50%	(h)	10.83%	12/2029	5,515	5,436	1.5	5,460
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(6)	—	(4)
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(2)	—	(3)
							5,515	5,428	1.5	5,453
Paper and Forest Products
Messenger, LLC#	One stop	SF +	5.75%	(i)	11.20%	12/2027	593	589	0.2	587
Messenger, LLC	One stop	SF +	5.75%	(i)	11.21%	12/2027	179	178	—	177
Messenger, LLC	One stop	SF +	5.75%	(i)	11.20%	12/2027	90	89	—	89
Messenger, LLC	One stop	SF +	5.75%		N/A(6)	12/2027	—	—	—	—
							862	856	0.2	853
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(8)(14)	One stop	SF +	5.50%	(i)	10.81%	05/2029	784	773	0.2	769
Caerus Midco 3 S.A.R.L.#(8)(14)	One stop	SF +	5.75%	(i)	11.06%	05/2029	140	138	—	139
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.75%	(i)	11.06%	05/2029	53	52	—	52
Caerus Midco 3 S.A.R.L.(5)(8)(14)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(1)	—	(1)
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.75%	(i)	11.06%	05/2029	9	9	—	9
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(h)	11.44%	10/2028	593	585	0.2	593
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(h)	11.44%	10/2028	199	196	0.1	199
Cobalt Buyer Sub, Inc.#	One stop	SF +	6.00%	(h)	11.44%	10/2028	166	161	0.1	166
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(h)	11.44%	10/2027	46	45	—	46
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(f)	9.94%				08/2028	$1,422	$1,534	0.4%	$1,332
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	6.00%	(f)	11.19%				08/2028	625	593	0.2	614
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(i)	11.30%				08/2028	475	468	0.1	467
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(f)	9.94%				08/2028	172	154	—	161
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(f)	9.94%				08/2028	151	144	—	141
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(5)
										4,835	4,849	1.3	4,682
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(h)	11.58%				05/2029	551	544	0.2	554
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(h)	10.83%				05/2029	61	60	—	60
bswift, LLC#	One stop	SF +	6.38%	(i)	11.70%				11/2028	464	453	0.1	472
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)(j)	10.45%				10/2027	304	302	0.1	304
Citrin Cooperman Advisors LLC#	One stop	SF +	5.00%	(j)	10.57%				10/2027	132	129	—	132
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)(j)	10.52%				10/2027	39	39	—	39
Citrin Cooperman Advisors LLC#	One stop	SF +	5.25%	(i)	10.68%				10/2027	21	21	—	21
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(i)	10.66%				10/2027	32	30	—	32
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	10.34%				09/2028	328	323	0.1	323
DISA Holdings Corp.(23)	Subordinated debt	SF +	8.50%	(i)	11.83%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	10.34%				09/2028	37	36	—	36
DISA Holdings Corp.	One stop	SF +	5.00%	(i)	10.34%				09/2028	46	45	—	45
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(3)	—	(3)
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	10.34%				09/2028	495	488	0.1	488
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(3)	—	(3)
Eliassen Group, LLC#	One stop	SF +	5.50%	(i)	10.81%				04/2028	74	74	—	73
Eliassen Group, LLC	One stop	SF +	5.50%	(i)	10.82%				04/2028	15	15	—	15
Filevine, Inc.(23)	One stop	SF +	6.50%	(i)(j)	9.71%	cash/	2.50%	PIK	04/2027	304	299	0.1	307
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC	One stop	SF +	6.00%	(i)	11.41%				09/2028	365	360	0.1	365
IG Investments Holdings, LLC	One stop	SF +	6.00%	(i)	11.41%				09/2028	35	34	—	35
IG Investments Holdings, LLC	One stop	SF +	6.00%		N/A(6)				09/2027	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(i)	10.71%				11/2028	3,220	3,204	0.9	3,123
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(i)	10.71%				11/2028	164	163	0.1	157
Procure Acquireco, Inc.	One stop	SF +	5.00%	(i)	10.49%				12/2028	947	941	0.3	947
Procure Acquireco, Inc.	One stop	SF +	5.00%	(i)	10.45%				12/2028	133	132	—	133
Procure Acquireco, Inc.	One stop	SF +	5.00%		N/A(6)				12/2028	—	—	—	—
										7,818	7,736	2.1	7,706
Software
Anaplan, Inc.#	One stop	SF +	6.50%	(i)	11.81%				06/2029	8,552	8,488	2.4	8,552
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	—
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(f)	10.44%				06/2029	646	612	0.2	633
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	10.44%				06/2029	337	310	0.1	330
Arrow Buyer, Inc.#	One stop	SF +	6.50%	(i)	11.80%				07/2030	2,043	1,997	0.6	2,043
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				07/2030	—	(6)	—	—
Arrow Buyer, Inc.	One stop	SF +	6.50%	(j)	11.70%				07/2030	134	133	—	134
Auvik Networks Inc.(8)(11)(23)	One stop	SF +	6.25%	(i)	8.31%	cash/	3.25%	PIK	07/2027	421	419	0.1	421
Auvik Networks Inc.#(8)(11)(23)	One stop	SF +	6.25%	(i)	8.31%	cash/	3.25%	PIK	07/2027	89	88	—	89
Auvik Networks Inc.(8)(11)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Auvik Networks Inc.#(8)(11)(23)	One stop	SF +	6.25%	(i)	8.31%	cash/	3.25%	PIK	07/2027	71	70	—	71
Avetta, LLC#	One stop	SF +	5.75%	(h)	11.08%				10/2030	5,864	5,741	1.6	5,864
Avetta, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(12)	—	—
Azurite Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(h)	11.83%				03/2031	839	827	0.2	827
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(14)	—	(14)
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(5)	—	(5)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bayshore Intermediate #2, L.P.(23)	One stop	SF +	7.50%	(i)	12.92%				10/2028	$4,294	$4,246	1.2%	$4,294
Bayshore Intermediate #2, L.P.	One stop	SF +	6.75%	(h)	12.17%				10/2027	22	20	—	22
Bloomerang, LLC#	One stop	SF +	6.00%	(i)	11.30%				12/2029	4,643	4,599	1.3	4,597
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(10)	—	(10)
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(13)	—	(14)
Bonterra LLC(23)	One stop	SF +	8.00%	(i)	13.30%				09/2027	4,671	4,614	1.3	4,577
Bonterra LLC	One stop	SF +	7.25%	(i)	12.55%				09/2027	3,591	3,561	1.0	3,519
Bonterra LLC	One stop	SF +	7.25%	(i)	12.56%				09/2027	104	102	—	100
Bottomline Technologies, Inc.	One stop	SF +	5.25%	(h)	10.58%				05/2029	1,544	1,521	0.4	1,513
Bottomline Technologies, Inc.#	One stop	SF +	5.75%	(h)	11.08%				05/2029	277	272	0.1	277
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	(3)
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(12)	One stop	SF +	7.25%	(i)	12.57%				01/2029	507	494	0.1	507
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(12)	One stop	SF +	7.25%	(i)	12.57%				01/2029	134	131	—	134
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(12)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(12)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	6.25%	(f)	11.44%				08/2030	647	639	0.2	646
Camelia Bidco Limited#(8)(9)(10)	One stop	A +	6.25%	(e)	10.60%				08/2030	41	40	—	41
Camelia Bidco Limited#(5)(8)(9)(10)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(4)	—	—
Coupa Holdings, LLC#	One stop	SF +	7.50%	(i)	12.81%				02/2030	3,079	3,014	0.9	3,079
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(3)	—	—
Crewline Buyer, Inc.#	One stop	SF +	6.75%	(i)	12.06%				11/2030	11,560	11,396	3.2	11,444
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(17)	—	(12)
Daxko Acquisition Corporation	One stop	SF +	5.50%	(h)	10.93%				10/2028	1,538	1,528	0.4	1,507
Daxko Acquisition Corporation	One stop	SF +	5.50%	(h)	10.93%				10/2028	130	128	—	127
Daxko Acquisition Corporation	One stop	P +	4.50%	(a)	13.00%				10/2027	10	9	—	7
Daxko Acquisition Corporation	One stop	SF +	5.50%	(h)	10.93%				10/2028	8	7	—	7
Denali Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(f)	11.19%				08/2030	1,020	998	0.3	1,025
Denali Bidco Limited#(8)(9)(10)	One stop	E +	6.00%	(b)	9.83%				08/2030	253	249	0.1	254
Denali Bidco Limited#(8)(9)(10)	One stop	E +	5.50%		N/A(6)				08/2030	—	—	—	—
Denali Bidco Limited(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				08/2030	—	(4)	—	2
Denali Bidco Limited(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	—	—	—
Dragon UK Bidco Limited(8)(9)(10)	One stop	SN +	6.00%	(f)	11.19%				02/2029	815	841	0.2	789
Dragon UK Bidco Limited(8)(9)(10)	One stop	CA +	6.00%	(k)	11.02%				02/2029	481	500	0.1	466
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(6)
Evergreen IX Borrower 2023, LLC#	One stop	SF +	6.00%	(i)	11.31%				09/2030	5,504	5,377	1.5	5,504
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(14)	—	—
Gainsight, Inc.(23)	One stop	SF +	6.75%	(i)	12.21%	PIK			07/2027	716	711	0.2	716
Gainsight, Inc.(23)	One stop	SF +	6.75%	(i)	12.21%	PIK			07/2027	60	59	—	60
GTY Technology Holdings, Inc.#(23)	One stop	SF +	6.88%	(i)	7.88%	cash/	4.30%	PIK	07/2029	1,782	1,757	0.5	1,764
GTY Technology Holdings, Inc.(23)	One stop	SF +	6.88%	(i)	7.90%	cash/	4.30%	PIK	07/2029	1,163	1,145	0.3	1,152
GTY Technology Holdings, Inc.(23)	One stop	SF +	6.88%	(i)	7.88%	cash/	4.30%	PIK	07/2029	213	212	0.1	211
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(9)	—	—
GTY Technology Holdings, Inc.(23)	One stop	SF +	7.13%	(i)	7.95%	cash/	4.45%	PIK	07/2029	282	279	0.1	282
Hornet Security Holding GMBH#(8)(9)(19)	One stop	E +	6.50%	(d)	10.43%				02/2031	2,378	2,350	0.7	2,349
Hornet Security Holding GMBH#(8)(9)(19)	One stop	E +	6.50%	(d)	10.43%				02/2031	1,586	1,566	0.4	1,566
Hornet Security Holding GMBH(8)(9)(19)	One stop	E +	6.50%		N/A(6)				08/2030	—	—	—	—
Hornet Security Holding GMBH(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				02/2031	—	(10)	—	(10)
Hyland Software, Inc.#	One stop	SF +	6.00%	(h)	11.33%				09/2030	13,326	13,141	3.6	13,192
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.#	One stop	SF +	6.50%	(i)	11.80%				01/2030	7,751	7,601	2.1	7,596
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	$—	$(14)	—%	$(15)
ICIMS, Inc.#(23)	One stop	SF +	7.25%	(i)	8.71%	cash/	3.88%	PIK	08/2028	14,210	14,041	3.9	14,068
ICIMS, Inc.	One stop	SF +	6.75%	(i)	12.05%				08/2028	19	15	—	16
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(27)
IQN Holding Corp. #	One stop	SF +	5.25%	(i)	10.59%				05/2029	931	924	0.3	922
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	—	—	(1)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(2)	—	(2)
Island Bidco AB#(8)(9)(16)(23)	One stop	E +	7.25%	(d)	3.89%	cash/	7.25%	PIK	07/2028	376	362	0.1	376
Island Bidco AB#(8)(16)(23)	One stop	SF +	7.00%	(j)	8.68%	cash/	3.50%	PIK	07/2028	176	175	0.1	176
Island Bidco AB(8)(16)	One stop	SF +	6.50%	(j)	11.83%				07/2028	18	18	—	18
Island Bidco AB(8)(9)(16)	One stop	E +	6.50%	(d)	10.38%				07/2028	19	18	—	19
Kaseya Inc.#(23)	One stop	SF +	6.00%	(i)	8.81%	cash/	2.50%	PIK	06/2029	4,248	4,201	1.2	4,248
Kaseya Inc.(23)	One stop	SF +	5.50%	(h)	10.83%				06/2029	41	40	—	41
Kaseya Inc.	One stop	SF +	5.50%	(i)	10.81%				06/2029	16	14	—	16
Kaseya Inc.(5)(23)	One stop	SF +	5.50%		N/A(6)				06/2029	—	(3)	—	—
LeadsOnline, LLC#	One stop	SF +	6.00%	(i)	11.43%				02/2028	2,067	2,022	0.6	2,098
LeadsOnline, LLC#	One stop	SF +	6.00%	(i)	11.43%				02/2028	365	357	0.1	370
LeadsOnline, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(h)	10.93%				12/2028	1,181	1,173	0.3	1,157
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(h)	10.93%				12/2028	339	337	0.1	332
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(h)	10.93%				12/2027	12	11	—	10
Navex TopCo, Inc.#	One stop	SF +	5.75%	(h)	11.07%				11/2030	11,090	10,880	3.0	10,868
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(18)	—	(20)
Naviga Inc.(7)	Senior secured	SF +	7.00%	(i)	12.40%				04/2024	6	6	—	5
Panzura, LLC(23)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	54	49	—	48
Pineapple German Bidco GMBH#(8)(9)(19)(23)	One stop	E +	7.00%	(b)	10.83%	PIK			01/2031	3,114	3,076	0.8	3,075
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop	E +	7.00%		N/A(6)				01/2031	—	(3)	—	(3)
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop	E +	7.00%		N/A(6)				01/2031	—	(15)	—	(16)
PING Identity Holding Corp.#	One stop	SF +	7.00%	(h)	12.33%				10/2029	910	899	0.3	910
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(i)	12.05%				09/2028	239	238	0.1	239
ProcessUnity Holdings, LLC#	One stop	SF +	6.75%	(i)	12.05%				09/2028	146	144	—	146
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(i)	12.05%				09/2028	48	47	—	48
ProcessUnity Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	—
QAD, Inc.	One stop	SF +	5.38%	(h)	10.70%				11/2027	3,857	3,834	1.1	3,857
QAD, Inc.(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.	One stop	SF +	6.00%	(j)	11.39%				06/2029	2,410	2,392	0.7	2,361
Quant Buyer, Inc.#	One stop	SF +	6.00%	(j)	11.39%				06/2029	2,030	2,015	0.5	1,989
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(2)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(35)	—	—
Rainforest Bidco Limited(8)(9)(10)(23)	One stop	SN +	6.05%	(f)	8.69%	cash/	2.55%	PIK	07/2029	720	665	0.2	696
Rainforest Bidco Limited(8)(10)(23)	One stop	SF +	6.05%	(g)	8.81%	cash/	2.55%	PIK	07/2029	135	133	—	130
Rainforest Bidco Limited(8)(9)(10)(23)	One stop	SN +	6.05%	(f)	8.69%	cash/	2.55%	PIK	07/2029	53	49	—	51
Rainforest Bidco Limited(8)(9)(10)	One stop	SN +	4.00%	(f)	9.19%				07/2029	734	670	0.2	734
Riskonnect Parent, LLC#	One stop	SF +	5.50%	(i)	10.95%				12/2028	4,169	4,141	1.1	4,149
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(2)	—	(2)
Riskonnect Parent, LLC	One stop	SF +	5.50%	(i)	10.95%				12/2028	103	102	—	102
Riskonnect Parent, LLC#	One stop	SF +	5.50%	(i)	10.80%				12/2028	3,365	3,327	0.9	3,331
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(2)	—	—
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(2)	—	(2)
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.00%	(i)	11.31%				08/2029	17,386	17,119	4.7	17,212
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(5)	—	(2)
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	5.50%	(c)	9.44%				04/2029	1,845	1,697	0.5	1,845
Sapphire Bidco Oy#(8)(9)(15)	One stop	E +	5.75%	(c)	9.68%				04/2029	151	146	—	151
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sapphire Bidco Oy#(8)(9)(15)	One stop	E +	5.75%		N/A(6)		04/2029	$—	$—	—%	$—
Templafy APS and Templafy, LLC#(8)(18)	One stop	SF +	6.00%	(i)	11.57%		07/2028	554	543	0.2	554
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.00%		N/A(6)		07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(8)(18)	One stop	SF +	6.00%		N/A(6)		07/2028	—	(2)	—	—
Vendavo, Inc.	One stop	SF +	5.75%	(i)	11.17%		09/2027	1,094	1,089	0.3	1,028
Vendavo, Inc.	One stop	P +	4.75%	(a)	13.25%		09/2027	84	83	—	75
WebPT, Inc.	One stop	SF +	6.75%	(i)	12.19%		01/2028	35	34	—	34
Zendesk, Inc.#(23)	One stop	SF +	6.25%	(i)	11.57%		11/2028	9,451	9,308	2.6	9,451
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)		11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)		11/2028	—	(18)	—	—
								180,927	177,929	49.4	179,078
Specialty Retail
Ave Holdings III, Corp	One stop	SF +	5.25%	(i)	10.70%		02/2028	881	869	0.2	881
Ave Holdings III, Corp	One stop	SF +	5.25%	(i)	10.70%		02/2028	657	652	0.2	657
Ave Holdings III, Corp	One stop	SF +	5.25%	(i)	10.70%		02/2028	86	86	—	86
Ave Holdings III, Corp(5)	One stop	SF +	5.25%		N/A(6)		02/2028	—	(1)	—	—
Biscuit Parent, LLC#	One stop	SF +	4.75%	(i)	10.05%		02/2031	6,033	5,988	1.7	5,988
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)		02/2031	—	(14)	—	(14)
Cavender Stores L.P.#	Senior secured	SF +	5.00%	(i)	10.30%		10/2029	11,300	11,196	3.1	11,300
PetVet Care Centers LLC#	One stop	SF +	6.00%	(h)	11.33%		11/2030	4,462	4,377	1.2	4,417
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)		11/2029	—	(12)	—	(7)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)		11/2030	—	(6)	—	(6)
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(i)	11.09%		08/2029	14,424	14,228	4.0	14,279
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK	08/2030	2,311	2,274	0.6	2,219
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK	08/2030	534	530	0.2	513
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK	08/2030	98	97	—	94
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK	08/2030	96	89	—	93
PPV Intermediate Holdings, LLC(23)	One stop	N/A			14.75%	PIK	08/2030	55	53	—	55
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2029	—	(6)	—	(4)
Salon Lofts Group, LLC#	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	4,710	4,675	1.3	4,710
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	311	309	0.1	311
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	308	306	0.1	308
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	244	242	0.1	244
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(j)	14.25%		09/2029	229	226	0.1	229
Salon Lofts Group, LLC(5)	Second lien	SF +	9.00%		N/A(6)		09/2029	—	(4)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	102	101	—	102
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	77	76	—	77
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	71	71	—	71
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	67	66	—	67
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(8)	—	—
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(7)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.37%		08/2028	139	138	0.1	139
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(j)	14.12%		09/2029	119	118	—	119
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(i)	11.55%		08/2028	94	93	—	94
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(i)	14.31%		09/2029	11	11	—	11
SureWerx Purchaser III, Inc.#(8)	One stop	SF +	6.75%	(i)	12.05%		12/2029	780	764	0.2	780
SureWerx Purchaser III, Inc.(8)	One stop	SF +	6.75%	(h)	12.08%		12/2028	21	20	—	21
SureWerx Purchaser III, Inc.(5)(8)	One stop	SF +	6.75%		N/A(6)		12/2029	—	(2)	—	—
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(i)	11.10%		04/2028	455	451	0.1	433
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(i)(j)	11.11%		04/2028	174	168	0.1	165
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(i)	11.07%		04/2028	9	9	—	6
								48,858	48,223	13.4	48,438
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Water Utilities
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(j)	9.86%	11/2026	$119	$118	—%	$117
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(h)	9.93%	11/2026	12	12	—	11
Vessco Midco Holdings, LLC	Senior secured	P +	3.50%	(a)	12.00%	10/2026	—	—	—	—
Vessco Midco Holdings, LLC	Senior secured	SF +	5.25%	(j)	10.62%	11/2026	5	4	—	5
Vessco Midco Holdings, LLC	Senior secured	SF +	5.00%	(j)	10.36%	11/2026	29	29	—	29
							165	163	—	162

Total debt investments							527,190	519,237	143.8	521,539
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(20)(21)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	21	$207	0.1%	$200
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		N/A	—	51	—	38
Go Car Wash Parent, Corp.(22)	Preferred stock	N/A	17.00%	Non-Cash	N/A	—	318	0.1	321
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		N/A	—	166	—	23
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	1	81	0.1	109
POY Holdings, LLC	LLC units	N/A	N/A		N/A	41	20	—	101
Yorkshire Parent, Inc.	LP units	N/A	N/A		N/A	—	45	—	46
							681	0.2	638
Building Products
BECO Holding Company, Inc.(22)	Preferred stock	N/A	11.75%	Non-Cash	N/A	15	1,775	0.5	1,894
BECO Holding Company, Inc.	LP Interest	N/A	N/A		N/A	1	103	0.1	131
							1,878	0.6	2,025
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A		N/A	36	36	—	47
EGD Security Systems, LLC	Common stock	N/A	N/A		N/A	376	178	0.3	1,106
FR Vision Holdings, Inc.	LP units	N/A	N/A		N/A	—	38	—	42
Radwell Parent, LLC	LP units	N/A	N/A		N/A	1	105	0.1	143
							357	0.4	1,338
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A		N/A	19	10	—	26

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	93	93	—	120
EMS LINQ, LLC	LP Interest	N/A	N/A		N/A	33	33	—	31
HS Spa Holdings, Inc.	Common stock	N/A	N/A		N/A	31	31	—	32
NSG Buyer, Inc. (8)	LP units	N/A	N/A		N/A	1	588	0.2	671
Virginia Green Acquisition, LLC	LP units	N/A	N/A		N/A	33	33	—	35
							778	0.2	889
Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		N/A	—	34	—	20
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		N/A	—	1	—	2
							35	—	22
Healthcare Providers and Services
Suveto Buyer, LLC	Common stock	N/A	N/A		N/A	—	35	—	24

Hotels, Restaurants and Leisure
Harri US LLC	Preferred stock	N/A	N/A		N/A	4	50	—	54
Harri US LLC	LLC units	N/A	N/A		N/A	5	43	—	33
Harri US LLC	Preferred stock	N/A	N/A		N/A	5	30	—	27
Harri US LLC	Warrant	N/A	N/A		N/A	2	7	—	9
Harri US LLC	Warrant	N/A	N/A		N/A	5	—	—	56
							130	—	179
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		N/A	2	34	—	35

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Critical Start, Inc.	Common stock	N/A			N/A		N/A	17	$17	—%	$23
Kentik Technologies, Inc.	Preferred stock	N/A			N/A		N/A	11	63	—	63
Netwrix Corporation	LLC units	N/A			N/A		N/A	4	8	—	14
									88	—	100
Leisure Products
Movement Holdings, LLC	LLC units	N/A			N/A		N/A	—	144	0.1	144

Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	275	275	0.1	275
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	275	—	0.1	164
PAS Parent Inc.	LP Interest	N/A			N/A		N/A	1	82	—	88
PAS Parent Inc.	Preferred stock	N/A			N/A		N/A	—	12	—	16
Reaction Biology Corporation	LLC units	N/A			N/A		N/A	—	39	—	22
									408	0.2	565
Paper and Forest Products
Messenger, LLC	LLC units	N/A			N/A		N/A	—	27	—	20
Messenger, LLC	LLC units	N/A			N/A		N/A	—	—	—	—
									27	—	20
Pharmaceuticals
Cobalt Buyer Sub, Inc.(22)	Preferred stock	SF +	10.00%	(i)	15.30%	Non-Cash	N/A	—	615	0.2	689
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		N/A	—	10	—	12
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		N/A	—	—	—	—
									625	0.2	701
Professional Services
Enboarder, Inc.(8)(13)	Preferred stock	N/A			N/A		N/A	3	32	—	32
Filevine, Inc.	Preferred stock	N/A			N/A		N/A	36	231	0.1	338
Filevine, Inc.	Warrant	N/A			N/A		N/A	15	15	—	19
Filevine, Inc.	Warrant	N/A			N/A		N/A	5	8	—	39
Procure Acquireco, Inc.	LP Interest	N/A			N/A		N/A	—	42	—	53
									328	0.1	481
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	336	336	0.2	493
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		N/A	2	17	—	22
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		N/A	—	2	—	3
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		N/A	243	243	0.1	245
Cynet Security Ltd.(8)(17)	Preferred stock	N/A			N/A		N/A	13	46	—	59
Denali Bidco Limited(8)(10)	LP Interest	N/A			N/A		N/A	32	42	—	51
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	26	26	—	42
Kaseya Inc.(22)	Preferred stock	SF +	10.75%	(i)	16.05%	Non-Cash	N/A	2	2,191	0.7	2,290
Kaseya Inc.	LP Interest	N/A			N/A		N/A	46	46	—	51
Ministry Brands Holdings LLC	LP Interest	N/A			N/A		N/A	46	46	—	42
Onit, Inc.(22)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	51	—	57
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	8
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	2
QAD, Inc.(22)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	105	—	115
QAD, Inc.	Common stock	N/A			N/A		N/A	7	—	—	13
Riskonnect Parent, LLC(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	1	1,171	0.3	1,101
Riskonnect Parent, LLC(22)	Preferred stock	SF +	10.50%	(i)	15.80%	Non-Cash	N/A	1	765	0.2	797
Riskonnect Parent, LLC	LP Interest	N/A			N/A		N/A	47	47	—	56
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A			N/A		N/A	—	8	—	11
Zendesk, Inc.	LP units	N/A			N/A		N/A	21	211	0.1	293
									5,363	1.6	5,751
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp(22)	Preferred stock	N/A	11.50%	Non-Cash	N/A	1	$1,154	0.3%	$1,045
Ave Holdings III, Corp	LP units	N/A	N/A		N/A	—	127	—	104
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	116	—	112
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		N/A	—	5	—	2
							1,402	0.3	1,263

Total equity investments							12,530	4.0	14,401

Total investments							531,767	147.8	535,940

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)			5.2%	(24)			8,929	2.5	8,929

Total investments and money market funds							$540,696	150.3%	$544,869

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

#	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Australian Interbank Rate (”AUD” or ”A”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2024, as the loan may have priced or repriced based on an index rate prior to March 31, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of March 31, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.86% as of March 31, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.89% as of March 31, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.85% as of March 31, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.34% as of March 31, 2024.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of March 31, 2024.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.33% as of March 31, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 5.33% as of March 31, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 5.30% as of March 31, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 5.22% as of March 31, 2024.
(k) Denotes that all or a portion of the contract was indexed to CORRA, which was 5.02% as of March 31, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2024.
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
(6)The entire commitment was unfunded as of March 31, 2024. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of March 31, 2024, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, total non-qualifying assets at fair value represented 7.5% of the Company’s total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(10)The headquarters of this portfolio company is located in the United Kingdom.
(11)The headquarters of this portfolio company is located in Canada.
(12)The headquarters of this portfolio company is located in the Netherlands.
(13)The headquarters of this portfolio company is located in Australia.
(14)The headquarters of this portfolio company is located in Luxembourg.
(15)The headquarters of this portfolio company is located in Finland.
(16)The headquarters of this portfolio company is located in Sweden.
(17)The headquarters of this portfolio company is located in Israel.
(18)The headquarters of this portfolio company is located in Denmark.
(19)The headquarters of this portfolio company is located in Germany.
(20)Equity investments are non-income producing securities, unless otherwise noted.
(21)Ownership of certain equity investments occurs through a holding company or partnership.
(22)The Company holds an equity investment that is income producing.
(23)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2024.
(24)The rate shown is the annualized seven-day yield as of March 31, 2024.
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
Healthcare Technology
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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp	One stop	SF +	5.50%	(k)	11.04%		02/2028	$1,022	$1,006	0.4%	$991
Ave Holdings III, Corp	One stop	SF +	5.50%	(k)	11.04%		02/2028	761	756	0.3	738
Ave Holdings III, Corp(5)	One stop	SF +	5.50%		N/A(6)		02/2028	—	(1)	—	(3)
Ave Holdings III, Corp	One stop	SF +	5.50%	(k)	11.04%		02/2028	95	81	—	60
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(k)	11.17%		08/2029	14,424	14,210	6.0	14,208
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.50%	PIK	08/2030	2,159	2,118	0.9	2,029
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2029	—	(6)	—	(6)
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.50%	PIK	08/2030	90	82	—	85
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.50%	PIK	08/2030	499	494	0.2	469
PPV Intermediate Holdings, LLC(21)	One stop	N/A			13.50%	PIK	08/2030	92	91	0.1	86
PPV Intermediate Holdings, LLC(21)	One stop	N/A			14.25%	PIK	08/2030	51	49	—	49
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.59%		08/2028	309	307	0.1	306
Salon Lofts Group, LLC#	Senior secured	SF +	6.25%	(l)	11.59%		08/2028	4,734	4,695	2.0	4,687
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.64%		08/2028	77	77	—	77
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.60%		08/2028	67	66	—	65
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(11)	—	(13)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.64%		08/2028	245	243	0.1	242
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.64%		08/2028	102	101	0.1	101
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.63%		08/2028	72	71	—	71
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.68%		08/2028	319	316	0.1	316
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)		08/2028	—	(8)	—	(8)
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(l)	14.45%		09/2029	114	105	—	107
SureWerx Purchaser III, Inc.#(7)	One stop	SF +	6.75%	(k)	12.14%		12/2029	784	767	0.3	784
SureWerx Purchaser III, Inc.(7)	One stop	SF +	6.75%	(j)(k)	12.07%		12/2028	29	28	—	29
SureWerx Purchaser III, Inc.(5)(7)	One stop	SF +	6.75%		N/A(6)		12/2029	—	(2)	—	—
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(l)	11.40%		04/2028	458	453	0.2	439
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(l)	11.31%		04/2028	174	168	0.1	167
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(b)(k)	11.34%		04/2028	6	5	—	4
								26,683	26,261	10.9	26,080
Water Utilities
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(a)(l)	10.04%		11/2026	119	118	0.1	119
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(j)	9.92%		11/2026	12	12	—	12
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%		N/A(6)		10/2026	—	—	—	—
Vessco Midco Holdings, LLC	Senior secured	SF +	4.00%		N/A(6)		11/2026	—	—	—	—
								131	130	0.1	131

Total debt investments								314,152	310,106	129.4	307,905
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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GDLC Holdings LLC, GDLC Holdings Coinvest Inc., GDLC Funding LLC (“GDLC Funding”) and GDLC Funding II LLC, in its consolidated financial statements.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2024, interest income included $430 and $801, respectively, of accretion of discounts and amortization of premiums. For the three and six months ended March 31, 2023, interest income included $181 and $360, respectively, of accretion of discounts and amortization of premiums. For the three and six months ended March 31,

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
2024, the Company received loan origination fees of $1,119 and $4,160, respectively. For the three and six months ended March 31, 2023, the Company received loan origination fees of $498 and $1,350, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2024, investment income included $1,017 and $1,962, respectively, of PIK interest and the Company capitalized PIK interest of $1,009 and $1,907, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2023, investment income included $503 and $832, respectively, of PIK interest and the Company capitalized PIK interest of $520 and $782, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three and six months ended March 31, 2024, fee income included $0 and $3 from non-recurring prepayment premiums, respectively. For the three and six months ended March 31, 2023, fee income included $0 and $4 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

For the three and six months ended March 31, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $12,209 and $19,049, respectively. For the three and six months ended March 31, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $6,085 and $11,030, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2024, the Company recognized PIK and non-cash dividend income of $290 and $551, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2023, the Company recognized PIK and non-cash dividend income of $235 and $448, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2024 and 2023, the Company received no cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2024, the Company did not record any dividend income received in cash, and recorded return of capital distributions received in cash of $0 and $97, respectively. For the three and six months ended March 31, 2023, the Company recorded dividend income received in cash of $0 and $1, respectively, and return of capital distributions received in cash of $36 and $36, respectively.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of the non-accrual loan was $5 as of March 31, 2024. As of September 30, 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2024, $16 and $91, respectively was recorded for U.S. federal excise tax. For the three and six months ended March 31, 2023, $38 and $143, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2024. The Company’s tax returns for the 2020 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2024 and September 30, 2023, the Company had deferred debt issuance costs of $743 and $890, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2024 was $189 and $361, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2023 was $87 and $162, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2024 the Company amortized $31 and $63, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and six months ended March 31, 2023, the Company amortized $31 and $64, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of March 31, 2024 and September 30, 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2024		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$480,551	$359,121	$450,551	$231,988

As of March 31, 2024 and September 30, 2023, the ratio of total contributed capital to total capital subscriptions was 74.7% and 51.5%, respectively, and the Company had uncalled capital commitments of $121,430 and $218,563, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLC common stock issued for the six months ended March 31, 2024 and 2023:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the six months ended March 31, 2023
Issuance of shares	11/14/22	1,018,651.533	$15.00	$15,280
Issuance of shares	02/06/23	905,468.001	15.00	13,582
Shares issued for capital drawdowns		1,924,119.534		$28,862
Issuance of shares	12/28/22	945.746	$15.00	$14
Issuance of shares	02/28/23	30,624.251	15.00	460
Issuance of shares	03/21/23	38,331.885	15.00	575
Shares issued through DRIP		69,901.882		$1,049

Shares issued for the six months ended March 31, 2024
Issuance of shares	10/27/23	1,396,651.533	$15.00	$20,950
Issuance of shares	11/28/23	1,396,651.533	15.00	20,950
Issuance of shares	12/29/23	3,015,877.266	15.00	45,238
Issuance of shares	02/27/24	902,286.667	15.00	13,534
Issuance of shares	03/25/24	1,764,086.666	15.00	26,461
Shares issued for capital drawdowns		8,475,553.665		$127,133

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently reapproved the Investment Advisory Agreement in May 2024. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

The base management fee incurred for the three and six months ended March 31, 2024, was $1,257 and $2,255, respectively, and the base management fee irrevocably waived by the Investment Adviser was $419 and $751, respectively . The base management fee incurred for the three and six months ended March 31, 2023, was $621 and $1,191, respectively, and the base management fee irrevocably waived by the Investment Adviser was $414 and $794, respectively.

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

For the three and six months ended March 31, 2024, the Income Incentive Fee incurred was $1,058 and $1,896, respectively. For the three and six months ended March 31, 2023, the Income Incentive Fee incurred was $493 and $906, respectively.

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

For the three and six months ended March 31, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of both March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to March 31, 2024.

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

For the three and six months ended March 31, 2024, the Company accrued a capital gain incentive fee under GAAP of $359. For the three and six months ended March 31, 2023, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of March 31, 2024, there was $359 of cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

As of March 31, 2024 and September 30, 2023, included in accounts payable and other liabilities is $157 and $102, respectively, for accrued allocated shared services under the Administration Agreement.

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

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of March 31, 2024 and September 30, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2024 were $234 and $459, respectively. There were no expenses reimbursed to the Administrator for the three and six months ended March 31, 2023. As of March 31, 2024 and September 30, 2023, accounts payable and other liabilities included $301 and $225, net of waiver of the reimbursement of operating expenses, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of March 31, 2024, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of March 31, 2024, the Company has issued 6,806,927.360 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102,011 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of March 31, 2024, GDLCF has an aggregate commitment of $250,000. As of March 31, 2024, the Company has issued 9,125,353.655 shares of its common stock to GDLC Feeder Fund L.P. in exchange for aggregate capital contributions totaling $136,775.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2024, permits the Company to borrow a maximum of $70,000 and expires on November 15, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5.    Investments

Investments as of March 31, 2024 and September 30, 2023 consisted of the following:

	As of March 31, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$38,626	$38,422	$38,393	$15,040	$15,386	$14,692
One stop	486,716	478,900	481,318	297,662	293,167	291,791
Second lien	1,490	1,563	1,489	1,207	1,314	1,194
Subordinated debt	358	352	339	243	239	228
Equity	N/A	12,530	14,401	N/A	11,698	12,581
Total	$527,190	$531,767	$535,940	$314,152	$321,804	$320,486

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of March 31, 2024			As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$82,691	15.6%		$55,985	17.4%
Midwest	90,551	17.0		47,193	14.7
Northeast	80,687	15.2		53,912	16.7
Southeast	73,042	13.7		51,327	15.9
Southwest	67,255	12.6		37,625	11.7
West	99,054	18.6		51,697	16.1
Canada	596	0.1		518	0.2
United Kingdom	21,928	4.1		14,046	4.4
Netherlands	4,158	0.8		4,829	1.5
Australia	32	0.0	*	32	0.0	*
Luxembourg	971	0.2		999	0.3
Finland	1,843	0.4		1,695	0.5
Sweden	1,431	0.3		1,349	0.4
Israel	46	0.0	*	46	0.0	*
Denmark	549	0.1		551	0.2
Germany	6,933	1.3		—	—
Total	$531,767	100.0%		$321,804	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2024			As of September 30, 2023
Fair Value:
United States
Mid-Atlantic	$84,032	15.7%		$56,368	17.6%
Midwest	91,328	17.0		47,219	14.7
Northeast	80,920	15.1		53,655	16.7
Southeast	74,604	13.9		51,510	16.1
Southwest	67,833	12.7		37,491	11.7
West	99,388	18.5		51,593	16.1
Canada	606	0.1		517	0.2
United Kingdom	21,583	4.0		13,054	4.1
Netherlands	3,632	0.7		4,241	1.3
Australia	32	0.0	*	32	0.0	*
Luxembourg	968	0.2		987	0.3
Finland	1,996	0.4		1,808	0.6
Sweden	1,497	0.3		1,394	0.4
Israel	59	0.0	*	55	0.0	*
Denmark	565	0.1		562	0.2
Germany	6,897	1.3		—	—
Total	$535,940	100.0%		$320,486	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2024 and September 30, 2023 were as follows:

	As of March 31, 2024			As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$7,701	1.5%		$7,695	2.4%
Auto Components	3,739	0.7		1,441	0.4
Automobiles	31,368	5.9		17,268	5.4
Banks	1,322	0.3		—	—
Beverages	4,745	0.9		4,098	1.3
Building Products	5,698	1.1		5,466	1.7
Capital Markets	4,821	0.9		—	—
Chemicals	3,534	0.7		3,530	1.1
Commercial Services and Supplies	30,978	5.8		10,659	3.3
Containers and Packaging	6,121	1.2		6,130	1.9
Diversified Consumer Services	44,522	8.4		16,223	5.0
Diversified Financial Services	10,552	2.0		7,439	2.3
Electrical Equipment	239	0.0	*	—	—
Electronic Equipment, Instruments and Components	2,184	0.4		2,184	0.7
Food and Staples Retailing	458	0.1		449	0.1
Food Products	10,507	2.0		3,582	1.1
Healthcare Technology	6,873	1.3		5,044	1.6
Healthcare Equipment and Supplies	5,517	1.0		1,902	0.6
Healthcare Providers and Services	21,142	4.0		13,731	4.3
Hotels, Restaurants and Leisure	8,049	1.5		6,239	1.9
Household Durables	—	—		631	0.2
Industrial Conglomerates	3,936	0.7		3,784	1.2
Insurance	27,338	5.1		11,997	3.7
IT Services	11,416	2.1		6,752	2.1
Leisure Products	2,525	0.5		—	—
Life Sciences Tools & Services	10,390	2.0		10,380	3.2
Machinery	8,652	1.6		—	—
Marine	4,511	0.8		4,420	1.4
Oil, Gas and Consumable Fuels	5,428	1.0		—	—
Paper and Forest Products	883	0.2		900	0.3
Pharmaceuticals	5,474	1.0		5,417	1.7
Professional Services	8,064	1.5		7,193	2.2
Software	183,292	34.5		129,527	40.3
Specialty Retail	49,625	9.3		27,593	8.6
Water Utilities	163	0.0	*	130	0.0 *
Total	$531,767	100.0%		$321,804	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2024			As of September 30, 2023
Fair Value:
Aerospace and Defense	$7,882	1.5%		$7,913	2.5%
Auto Components	3,708	0.7		1,430	0.4
Automobiles	31,552	5.9		17,003	5.3
Banks	1,349	0.3		—	—
Beverages	4,888	0.9		4,108	1.3
Building Products	5,873	1.1		5,520	1.7
Capital Markets	4,818	0.9		—	—
Chemicals	2,991	0.6		2,939	0.9
Commercial Services and Supplies	32,415	6.0		11,108	3.5
Containers and Packaging	6,059	1.1		6,033	1.9
Diversified Consumer Services	45,255	8.4		16,376	5.1
Diversified Financial Services	10,651	2.0		7,426	2.3
Electrical Equipment	239	0.0	*	—	—
Electronic Equipment, Instruments and Components	2,236	0.4		2,242	0.7
Food and Staples Retailing	423	0.1		434	0.1
Food Products	10,522	2.0		3,549	1.1
Healthcare Technology	6,891	1.3		4,984	1.6
Healthcare Equipment and Supplies	5,528	1.0		1,918	0.6
Healthcare Providers and Services	20,460	3.8		12,765	4.0
Hotels, Restaurants and Leisure	8,170	1.5		6,289	2.0
Household Durables	—	—		651	0.2
Industrial Conglomerates	3,937	0.7		3,758	1.2
Insurance	27,687	5.2		12,084	3.8
IT Services	11,536	2.2		6,743	2.1
Leisure Products	2,525	0.5		—	—
Life Sciences Tools & Services	10,592	2.0		10,526	3.3
Machinery	8,759	1.6		—	—
Marine	4,406	0.8		4,320	1.3
Oil, Gas and Consumable Fuels	5,453	1.0		—	—
Paper and Forest Products	873	0.2		859	0.3
Pharmaceuticals	5,383	1.0		5,189	1.6
Professional Services	8,187	1.5		7,235	2.3
Software	184,829	34.5		129,613	40.4
Specialty Retail	49,701	9.3		27,340	8.5
Water Utilities	162	0.0	*	131	0.0 *
Total	$535,940	100.0%		$320,486	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2024 and 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2024 and September 30, 2023, were valued using Level 3 inputs. As of March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2024 and September 30, 2023:

As of March 31, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$521,539	$521,539
Equity investments(1)	—	—	14,401	14,401
Money market funds(1)(2)	8,929	—	—	8,929
Total assets, at fair value:	$8,929	$—	$535,940	$544,869

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$307,905	$307,905
Equity investments(1)	—	—	12,581	12,581
Money market funds(1)(2)	14,996	—	—	14,996
Total assets, at fair value:	$14,996	$—	$320,486	$335,482

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2024, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2024 was $4,300 and $5,450, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2023 was $1,039 and $964, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2024 and 2023:

	For the six months ended March 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$307,905	$12,581	$320,486
Net change in unrealized appreciation (depreciation) on investments	3,978	988	4,966
Net translation of investments in foreign currencies	525	—	525
Realized gain (loss) on investments	—	(3)	(3)
Realized gain (loss) on translation of investments in foreign currencies	20	—	20
Fundings of (proceeds from) revolving loans, net	303	—	303
Fundings of investments	211,148	625	211,773
PIK interest and non-cash dividends	1,907	551	2,458
Proceeds from principal payments and sales of portfolio investments	(5,048)	(341)	(5,389)
Accretion of discounts and amortization of premiums	801	—	801
Fair value, end of period	$521,539	$14,401	$535,940

	For the six months ended March 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$192,105	$9,731	$201,836
Net change in unrealized appreciation (depreciation) on investments	(444)	31	(413)
Net translation of investments in foreign currencies	1,366	—	1,366
Realized gain (loss) on translation of investments in foreign currencies	(21)	—	(21)
Fundings of (proceeds from) revolving loans, net	364	—	364
Fundings of investments	57,465	2,078	59,543
PIK interest and non-cash dividends	781	448	1,229
Proceeds from principal payments and sales of portfolio investments	(2,799)	(422)	(3,221)
Accretion of discounts and amortization of premiums	360	—	360
Fair value, end of period	$249,177	$11,866	$261,043

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and September 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$38,393	Yield analysis	Market interest rate	8.8% - 12.3% (9.5%)
		Market comparable companies	EBITDA multiples	3.3x - 27.0x (11.5x)
One stop loans(3)	$481,318	Yield analysis	Market interest rate	6.3% - 20.0% (10.6%)
		Market comparable companies	EBITDA multiples	8.0x - 40.3x (17.0x)
		Market comparable companies	Revenue multiples	4.0x - 28.0x (9.9x)
Subordinated debt and second lien loans	$1,828	Yield analysis	Market interest rate	11.8% - 15.8% (12.4%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (19.4x)
Equity(4)	$14,401	Market comparable companies	EBITDA multiples	8.5x - 35.8x (18.8x)
			Revenue multiples	4.0x - 18.0x (13.4x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$5 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $368,097 and $113,221 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(4)The Company valued $12,442 and $1,959 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$178,520	$178,520	$109,347	$109,347

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2024, the Company’s asset coverage for borrowed amounts was 299.4%.

PNC Facility: On March 21, 2022, the Company and GDLC Funding entered into a revolving credit and security agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC Bank”), as administrative agent, collateral agent and a lender and PNC Capital Markets LLC, as structuring agent. On August 16, 2022, the Company entered into a Joinder and First Amendment on the PNC Facility to add GDLCF, as a Borrower and Golub Onshore GP 3, LLC (“Feeder GP”), the general partner to GDLCF, which is controlled by the Investment Adviser. As of March 31, 2024, the PNC Facility allowed the Company to borrow an aggregate amount of up to $220,000, subject to leverage and borrowing base restrictions, with a stated maturity date of March 21, 2025. Through a series of amendments, most recently on November 15, 2023, the Company amended the PNC Facility with PNC Bank to, among other things, increase the borrowing capacity from $170,000 to $220,000 and update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest at the applicable base rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility.

As of March 31, 2024, the PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either the Eurocurrency Rate, €STR, SONIA, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.10% to 2.45% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. As of March 31, 2024 and September 30, 2023, the Company had outstanding debt of $178,520 and $109,347, respectively, under the PNC Facility.

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$3,412	$1,283	$6,071	$2,288
Facility fees	23	13	54	25
Amortization of debt issuance costs	189	87	361	162
Total interest expense	$3,624	$1,383	$6,486	$2,475
Cash paid for interest expense	$2,700	$1,033	$4,506	$1,556
Annualized average stated interest rate (1)	7.7%	6.6%	7.7%	6.1%
Average outstanding balance	$179,336	$79,332	$158,579	$74,875
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2024 and September 30, 2023, the Company was permitted to borrow up to $70,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of November 15, 2024. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR in effect as of March 31, 2024 was 4.6%. As of March 31, 2024 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,			Six months ended March 31,
	2024		2023	2024		2023
Stated interest expense	$0	*	$168	$0	*	$296
Cash paid for interest expense	0	*	—	0	*	128
Annualized average stated interest rate (1)	4.9%		4.6%	4.9%		4.4%
Average outstanding balance	$11		$14,950	$5		$13,562
* Represents an amount less than $1.
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

For the three and six months ended March 31, 2024, the average total debt outstanding was $179,347 and $158,584, respectively. For the three and six months ended March 31, 2023, the average total debt outstanding was $94,282 and $88,437, respectively.

For the three and six months ended March 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 8.1% and 8.2% , respectively. For the three and six months ended March 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 6.7% and 6.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
PNC Facility	$178,520	$178,520	$—	$—	$—
Adviser Revolver	—	—	—	—	—
Total borrowings	$178,520	$178,520	$—	$—	$—

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2024, the Company had outstanding commitments to fund investments totaling $153,441, including $32,321 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $53,557, including $11,692 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2024 and September 30, 2023, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2024	2023
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.09)	(0.75)
Net investment income - after tax	0.85	0.81
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.24	(0.06)
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	7.41%	5.05%
Number of common shares outstanding	24,178,193.551	11,060,503.464

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets *	11.39%	10.82%
Ratio of total expenses to average net assets * (5)	7.31%	6.71%
Ratio of management fee waiver to average net assets *	(0.51)%	(1.05)%
Ratio of incentive fees to average net assets (5)	0.77%	0.60%
Ratio of excise tax to average net assets (5)	0.03%	0.09%
Ratio of net expenses to average net assets * (5)	6.80%	5.57%
Ratio of total expenses (without incentive fees) to average net assets * (5)	6.54%	6.11%
Total return based on average net asset value(6)	7.41%	5.15%
Total return based on average net asset value - annualized(6) *	14.81%	10.32%
Net assets at end of period	$362,673	$165,908
Average debt outstanding	$158,584	$88,437
Average debt outstanding per share	$6.56	$8.00
Portfolio Turnover *	2.42%	2.73%
Asset coverage ratio(7)	299.35%	269.71%
Asset coverage ratio per unit(8)	$2,993	$2,697
Average market value per unit(9):
Adviser Revolver	N/A	N/A
PNC Facility	N/A	N/A

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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2024 and 2023:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Earnings available to stockholders	$13,710	$5,237	$21,715	$7,782
Basic and diluted weighted average shares outstanding	21,984,637	10,644,934	19,639,113	10,115,711
Basic and diluted earnings per share	$0.62	$0.49	$1.11	$0.77

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2024
08/03/2023	10/20/2023	12/28/2023	15,702,639.886	$0.1455	$2,284
11/17/2023	11/20/2023	12/28/2023	17,099,291.419	0.1619	2,768
11/17/2023	12/15/2023	02/21/2024	18,495,942.952	0.1596	2,953
11/17/2023	01/19/2024	03/20/2024	21,511,820.218	0.1371	2,948
02/02/2024	02/26/2024	05/22/2024	21,511,820.218	0.2181	4,692
02/02/2024	03/15/2024	05/22/2024	22,414,106.885	0.2708	6,070
Total dividends declared for the six months ended March 31, 2024					$21,715

For the six months ended March 31, 2023
08/05/2022	10/18/2022	12/28/2022	9,066,482.048	$0.1073	$973
11/18/2022	11/21/2022	12/28/2022	10,085,133.581	0.0418	422
11/18/2022	12/15/2022	02/28/2023	10,085,133.581	0.1097	1,106
11/18/2022	01/17/2023	03/21/2023	10,086,079.327	0.1373	1,384
02/07/2023	02/24/2023	05/23/2023	10,991,547.328	0.1535	1,687
02/07/2023	03/17/2023	05/23/2023	11,022,171.579	0.1966	2,166
Total dividends declared for the six months ended March 31, 2023					$7,738

The Company did not have distributions reinvested during the three and six months ended March 31, 2024. The following table summarizes the Company’s distributions reinvested during the three and six months ended March 31, 2023:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the six months ended March 31, 2023
December 28, 2022	945.746	$15.00	$14
February 28, 2023	30,624.251	15.00	460
March 21, 2023	38,331.885	15.00	575
	69,901.882		$1,049

.

Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 1, 2024, the Company entered into subscription agreements with additional stockholders totaling $12,000 in the aggregate.

On April 23, 2024, the Company entered into an amendment to the PNC Facility to, among other things, replace the applicable reference rate with respect to borrowings denominated in Canadian Dollars, to the Canadian Overnight Repo Rate Average (“CORRA”), and otherwise conform the PNC Facility to accommodate COBRA as the reference

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
rate for certain borrowings denominated in Canadian dollars. The other material terms of the PNC Facility were unchanged.

On February 2, 2024 and May 3, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 19, 2024	June 17, 2024[1]
In an amount (if positive) such that the net asset value of the Company as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $15.00 per share.

May 27, 2024	August 21, 2024
In an amount (if positive) such that the net asset value of the Company as of May 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2024 through May 31, 2024 and the payment of this distribution is $15.00 per share.

June 21, 2024	August 21, 2024
In an amount (if positive) such that the net asset value of the Company as of June 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2024 through June 30, 2024 and the payment of this distribution is $15.00 per share.

July 19, 2024	September 18, 2024
In an amount (if positive) such that the net asset value of the Company as of July 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2024 through July 31, 2024 and the payment of this distribution is $15.00 per share.

1 On May 3, 2024, the Company’s board of directors accelerated the payment date to June 17, 2024, for the previously declared April 2024 monthly distribution to stockholders of record as of April 19, 2024.

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

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2024. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of March 31, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$38,393	7.1%	$14,692	4.6%
One stop	481,318	89.8	291,791	91.0
Second lien	1,489	0.3	1,194	0.4
Subordinated debt	339	0.1	228	0.1
Equity	14,401	2.7	12,581	3.9
Total	$535,940	100.0%	$320,486	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2024 and September 30, 2023, one stop loans included $113.2 million and $77.8 million, respectively, of recurring revenue loans at fair value.

As of March 31, 2024 and September 30, 2023, we had debt and equity investments in 185 and 151 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value, in each case, and our net investment income - return on equity for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Weighted average income yield(1)*	12.1%	12.3%	12.2%	10.8%
Weighted average investment income yield(2)*	12.5%	12.7%	12.6%	11.1%
Total return based on average net asset value(3)*	16.8%	12.3%	14.8%	10.3%
Net investment income - return on equity(4)*	11.2%	11.6%	11.4%	10.8%

* Annualized for periods of less than one year.
(1) Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2) Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, and amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3) Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(4) Net investment income - return on equity is calculated as (a) net investment income after excise tax divided by (b) the daily average of total net assets.

As of March 31, 2024, GDLC has earned an inception-to-date internal rate of return, or IRR, of 12.1% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the six months ended March 31, 2024 and 2023, GDLC earned a fiscal year-to-date IRR of 18.9% and 10.6%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On April 1, 2024, we entered into subscription agreements with additional stockholders totaling $12.0 million in the aggregate.

On April 23, 2024, we entered into an amendment to the PNC Facility to, among other things, replace the applicable reference rate with respect to borrowings denominated in Canadian Dollars, to the Canadian Overnight Repo Rate Average (“CORRA”), and otherwise conform the PNC Facility to accommodate CORRA as the reference rate for certain borrowings denominated in Canadian dollars. The other material terms of the PNC Facility were unchanged.

On February 2, 2024 and May 3, 2024, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 19, 2024	June 17, 2024[2]
In an amount (if positive) such that our net asset value as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $15.00 per share.

May 27, 2024	August 21, 2024
In an amount (if positive) such that our net asset value as of May 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2024 through May 31, 2024 and the payment of this distribution is $15.00 per share.

June 21, 2024	August 21, 2024
In an amount (if positive) such that our net asset value as of June 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2024 through June 30, 2024 and the payment of this distribution is $15.00 per share.

July 19, 2024	September 18, 2024
In an amount (if positive) such that our net asset value as of July 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2024 through July 31, 2024 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023 are as follows:
2 On May 3, 2024, our board of director’s accelerated the payment date to June 17, 2024, for the previously declared April 2024 monthly distribution to stockholders of record as of April 19, 2024.

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024 vs. March 31, 2023
	(In thousands)			(In thousands)
Interest income	$13,689	$10,775	$2,914	$24,464	$11,278	$13,186
Payment-in-kind interest income	1,017	945	72	1,962	832	1,130
Accretion of discounts and amortization of premiums	430	371	59	801	360	441
Non-cash dividend income	290	261	29	551	448	103
Dividend income	—	—	—	—	1	(1)
Fee income	39	32	7	71	34	37
Total investment income	15,465	12,384	3,081	27,849	12,953	14,896
Net expenses	6,280	4,771	1,509	11,051	4,653	6,398
Net investment income - before tax	9,185	7,613	1,572	16,798	8,300	8,498
Excise tax	16	75	(59)	91	143	(52)
Net investment income - after tax	9,169	7,538	1,631	16,707	8,157	8,550
Net realized gain (loss) on investment transactions	24	12	12	36	13	23
Net change in unrealized appreciation (depreciation) on investment transactions	4,517	455	4,062	4,972	(388)	5,360
Net increase (decrease) in net assets resulting from operations	$13,710	$8,005	$5,705	$21,715	$7,782	$13,933
Average earning debt investments, at fair value	$489,870	$380,482	$109,388	$435,609	$226,911	$208,698
Average earning preferred equity investments, at fair value	$8,064	$7,796	$268	$7,954	$7,061	$893

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

Investment Income

Investment income increased from the three months ended December 31, 2023 to the three months ended March 31, 2024 by $3.1 million, primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $109.4 million.

Investment income increased from the six months ended March 31, 2023 to the six months ended March 31, 2024 by $14.9 million, primarily due to an increase in interest and payment in kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $208.7 million coupled with rising interest base rates.

The annualized income yield by debt security type for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023 are as follows:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Senior secured	11.4%	11.3%	11.4%	9.4%
One stop	12.0%	12.2%	12.1%	10.7%
Second lien	13.4%	14.3%	14.1%	12.5%
Subordinated debt	13.8%	13.4%	13.4%	12.7%

Income yields on senior secured and one stop loans remained relatively flat for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. Income yields on senior secured and one stop loans increased for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023, primarily due to rising interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.4% of the loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2024 and September 30, 2023, the weighted average base rate floor of our loans was 0.77% and 0.73%, respectively.

As of March 31, 2024, we have second lien investments in two portfolio companies and subordinated debt investments in four portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024 vs. March 31, 2023
	(In thousands)
Interest and facility fee expenses	$3,435	$2,690	$745	$6,125	$2,609	$3,516
Amortization of debt issuance costs	189	172	17	361	162	199
Base management fee, net of waiver	838	666	172	1,504	397	1,107
Income incentive fee	1,058	838	220	1,896	906	990
Capital gain incentive fee accrued under GAAP	359	—	359	359	—	359
Professional fees	198	202	(4)	400	384	16
Administrative service fee	157	118	39	275	147	128
General and administrative expenses	46	85	(39)	131	48	83
Net expenses	$6,280	$4,771	$1,509	$11,051	$4,653	$6,398
Average debt outstanding	$179,347	$138,869	$40,478	$158,584	$88,437	$70,147

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $0.8 million from the three months ended December 31, 2023 to the three months ended March 31, 2024 primarily due to an increase in average debt outstanding of $40.5 million.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $3.7 million from the six months ended March 31, 2023 to the six months ended March 31, 2024 primarily due to an increase in average debt outstanding of $70.1 million as well as rising interest base rates on borrowings from our floating rate debt facility and, to a lesser extent, increased interest rate spreads made in connection with amendments on our PNC Facility. For more information about our outstanding borrowings for the six months ended March 31, 2024 and 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended March 31, 2024 and December 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.1% and 8.2% , respectively. For the six months ended March 31, 2024 and 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.2% and 6.3%, respectively.

The effective average interest rate increased for the three months ended December 31, 2023 to the three months ended March 31, 2024 was relatively flat and increased for the six months ended March 31, 2023 to the six months ended March 31, 2024 primarily due to rising interest base rates on our borrowings from our floating rate debt facility, and, to a lesser extent, increased interest rate spreads made in connection with amendments on our PNC Facility.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets for both the three months ended December 31, 2023 to the three months ended March 31, 2024 and for the six months ended March 31, 2023 to the six months ended March 31, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gains Incentive Fee.

The Income Incentive Fee increased by $0.2 million from the three months ended December 31, 2023 to the three months ended March 31, 2024, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth. The Income Incentive Fee increased by $1.0 million from the six months ended March 31, 2023 to the six months ended March 31, 2024, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising interest base rates and an increase in accretion income during the first two quarters of fiscal year 2024.

For the three months ended December 31, 2022, we were fully through the catch-up provision of the Income Incentive Fee calculation. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 10.0% for both the three and six months ended March 31, 2024 and 2023.

As of March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2024, there was $0.4 million in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the three and six months ended March 31, 2024, the accrual of capital gain incentive fee under GAAP was $0.4 million. For the three months ended December 31, 2023 and the three and six months ended March 31, 2023, there was no accrual of capital gain incentive fee under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2024 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained relatively flat from the three months ended December 31, 2023 to the three months ended March 31, 2024. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the six months ended March 31, 2023 to the six months ended March 31, 2024, primarily due to higher administrative expenses associated with servicing a growing portfolio.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2024 and December 31, 2023 were $0.2 million and $0.2 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2024 and 2023 were $0.5 million and $0.2 million, respectively.

As of March 31, 2024 and September 30, 2023, included in accounts payable and other liabilities were $0.3 million and $0.2 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024 vs. March 31, 2023
	(In thousands)
Net realized gain (loss) from investments	$—	$(3)	$3	$(3)	$—	$(3)
Net realized gain (loss) from foreign currency transactions	24	15	9	39	13	26
Net realized gain (loss) on investment transactions	$24	$12	$12	$36	$13	$23
Unrealized appreciation from investments	$4,993	$1,478	$3,515	$5,768	$1,951	$3,817
Unrealized (depreciation) from investments	(430)	(1,075)	645	(802)	(2,364)	1,562
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(46)	52	(98)	6	25	(19)
Net change in unrealized appreciation (depreciation) on investment transactions	$4,517	$455	$4,062	$4,972	$(388)	$5,360

During the three months ended March 31, 2024, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by realized gains from translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2023, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by realized gains from translation of foreign currency amounts and transactions into U.S. dollars that were partially offset by a realized loss on the partial redemption of an equity investment.

During the six months ended March 31, 2024, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars that were, partially offset by a realized loss on the partial redemption of an equity investment. During the six months ended March 31, 2023, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended March 31, 2024, we had $5.0 million in unrealized appreciation on 104 portfolio company investments, which was offset by $0.4 million in unrealized depreciation on 86 portfolio company investments. For the three months ended December 31, 2023, we had $1.5 million in unrealized appreciation on 63 portfolio company investments, which was offset by $1.1 million in unrealized depreciation on 113 portfolio company investments.

Unrealized appreciation for the three months ended March 31, 2024 and December 31, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended March 31, 2024 and December 31, 2023 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the six months ended March 31, 2024, we had $5.8 million in unrealized appreciation on 116 portfolio company investments, which was offset by $0.8 million in unrealized depreciation on 74 portfolio company investments. For the six months ended March 31, 2023, we had $2.0 million in unrealized appreciation on 96 portfolio company investments, which was offset by $2.4 million in unrealized depreciation on 113 portfolio company investments.

Unrealized appreciation for the six months ended March 31, 2024 primarily resulted from improved performance of certain portfolio companies and fair valuing recent originations up to or near par. Unrealized appreciation for the six months ended March 31, 2023 resulted from loan repayments and fair valuing recent originations up to par. Unrealized depreciation for the six months ended March 31, 2024 primarily resulted from amortization of discounts on recently originated loans and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the six months ended March 31, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, modest deterioration in the credit performance of certain portfolio companies.

Liquidity and Capital Resources

For the six months ended March 31, 2024, we experienced a net decrease in cash and cash equivalents and foreign currencies of $16.2 million. During the period, we used $196.7 million in operating activities, primarily as a result of fundings of portfolio investments of $211.8 million, which was partially offset by proceeds from principal payments of portfolio investments of $5.4 million. During the same period, cash provided by financing activities was $180.5 million, primarily driven by borrowings on debt of $101.1 million and proceeds from the issuance of common shares of $127.1 million, that were partially offset by repayments of debt of $32.5 million and distributions paid of $15.1 million.

For the six months ended March 31, 2023, we experienced a net decrease in cash and cash equivalents and foreign currencies of $0.6 million. During the period, we used $48.1 million in operating activities, primarily as a result of fundings of portfolio investments of $59.5 million, which was partially offset by proceeds from principal payments of portfolio investments of $3.2 million. During the same period, cash provided by financing activities was $47.6 million, primarily driven by borrowings on debt of $41.7 million and proceeds from the issuance of common shares of $28.9 million, that were partially offset by repayments of debt of $20.0 million and distributions paid of $2.8 million.

As of March 31, 2024 and September 30, 2023, we had $10.8 million and $27.7 million, respectively, of cash and cash equivalents. In addition, as of March 31, 2024 and September 30, 2023, we had $2.1 million and $1.4 million, respectively, of foreign currencies. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of March 31, 2024 and September 30, 2023, we had investor capital subscriptions totaling $480.6 million and $450.6 million, respectively, of which $359.1 million and $232.0 million, respectively, had been called and contributed, leaving $121.4 million and $218.6 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

PNC Facility - On March 21, 2022, we entered into the PNC Facility (as defined in Note 7 of our consolidated financial statements). As of March 31, 2024 and September 30, 2023, we were permitted to borrow up to $220.0 million and $170.0 million, respectively, at any one time. As of March 31, 2024 and September 30, 2023, we had outstanding debt of $178.5 million and $109.3 million, respectively, under the PNC Facility.

Adviser Revolver - As of March 31, 2024 and September 30, 2023, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of March 31, 2024 and September 30, 2023, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of March 31, 2024, our asset coverage for borrowed amounts was 299.4%.

As of March 31, 2024, we had outstanding commitments to fund investments totaling $153.4 million, including $32.3 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $53.6 million, including $11.7 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2024 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the PNC Facility and the Adviser Revolver as of March 31, 2024 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2024. As of March 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our PNC Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2024 and September 30, 2023, we had investments in 185 and 151 portfolio companies, respectively, with a total fair value of $535.9 million and $320.5 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023:

	Three months ended				Six months ended
	March 31, 2024		December 31, 2023		March 31, 2024		March 31, 2023
	(in thousands)	Percentage	(in thousands)	Percentage	(in thousands)	Percentage	(in thousands)	Percentage
Senior secured	$998	1.1%	$30,533	13.2%	$31,531	9.8%	$1,193	2.0%
One stop	89,598	98.7	200,810	86.7	290,408	90.1	55,912	95.0
Subordinated debt	50	0.0 *	50	0.0 *	100	0.0 *	50	0.1
Second lien	—	—	—	—	—	—	—	—
Equity	182	0.2	199	0.1	381	0.1	1,692	2.9
Total new investment commitments	$90,828	100.0%	$231,592	100.0%	$322,420	100.0%	$58,847	100.0%

* Represents an amount less than 0.1%
For the six months ended March 31, 2024 and 2023, we had approximately $5.4 million and $3.2 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(in thousands)			(in thousands)
Senior secured	$38,626	$38,422	$38,393	$15,040	$15,386	$14,692
One stop	486,716	478,900	481,318	297,662	293,167	291,791
Second lien	1,490	1,563	1,489	1,207	1,314	1,194
Subordinated debt	358	352	339	243	239	228
Equity	N/A	12,530	14,401	N/A	11,698	12,581
Total	$527,190	$531,767	$535,940	$314,152	$321,804	$320,486

(1)As of March 31, 2024, $78.6 million of our loans at both amortized cost and fair value included a feature permitting a portion of interest due on such loan to be PIK interest.

(2)As of September 30, 2023, $50.8 million and $50.8 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of March 31, 2024 we had a loan in one portfolio company on non-accrual status. As of September 30, 2023, we had no loans on non-accrual status. As of March 31, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 98.9% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and 2023:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Weighted average rate of new investment fundings	10.8%	11.2%	11.1%	11.3%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.7%	5.8%	5.8%	6.7%
Weighted average fees of new investment fundings	1.1%	1.2%	1.2%	1.7%
Weighted average rate of sales and payoffs of portfolio investments	11.3%	11.4%	11.4%	9.5%

As of March 31, 2024, 97.4% and 97.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 96.4% and 96.3% of our debt portfolio at both fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $71.4 million and $63.9 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$6,019	1.1%	$561	0.2%
4	512,496	95.6	303,051	94.5
3	17,425	3.3	16,874	5.3
2	—	—	—	—
1	—	—	—	—
Total	$535,940	100.0%	$320,486	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of March 31, 2024 and September 30, 2023:

	Weighted Average Price(1)
Category	As of March 31, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.2%	98.3%
Internal Performance Rating 3 (Performing Below Expectations)	92.1	92.8
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	—
Total	98.9%	98.0%

(1)Includes only debt investments held as of March 31, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•As of March 31, 2024, GGP Class B-P, LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $102.0 million. As of March 31, 2024, we have issued 6,806,927.360 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102.0 million. We have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•As of March 31, 2024, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors, has an aggregate commitment to us of $250.0 million. As of March 31, 2024, we have issued 9,125,353.655 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate capital contributions totaling $136.8 million.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during three and six months ended March 31, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2024 and September 30, 2023, were valued using Level 3 inputs. As of both March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loan was approximately $5,000 as of March 31, 2024. As of September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2024, we recorded $16,000 and $91,000, respectively, for U.S. federal excise tax. For the three and six months ended March 31, 2023, we recorded $38,000 and $143,000, respectively, for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.77% and 0.73%, respectively. In addition, The PNC Facility bears interest at the Company’s election and depending on the currency of the borrowing, of either the Daily SOFR, the Term SOFR, €STR, SONIA, Eurocurrency or the Base Rate (each, as defined in the PNC Facility), plus a margin ranging from 2.10% to 2.45% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus investment asset coverage of the borrowing base. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(10,385)	$(3,570)	$(6,815)
Down 150 basis points	(7,788)	(2,678)	(5,110)
Down 100 basis points	(5,193)	(1,785)	(3,408)
Down 50 basis points	(2,596)	(893)	(1,703)
Up 50 basis points	2,596	893	1,703
Up 100 basis points	5,193	1,785	3,408
Up 150 basis points	7,788	2,678	5,110
Up 200 basis points	10,385	3,570	6,815

(1)Assumes applicable three-month base rate as of March 31, 2024, with the exception of SONIA and Prime that utilize the March 31, 2024 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, PNC Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Fifth Amendment to Revolving Credit and Security Agreement, dated as of April 23, 2024, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of April 23, 2024. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on April 29, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Corporation

Date: May 13, 2024	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)