Form 10-Q
period 2024-06-30
GOLUB CAPITAL DIRECT LENDING CORP
filed 2024-08-13
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

As of August 13, 2024, the Registrant had 28,831,653.550 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2024	September 30, 2023
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $620,426 and $321,804, respectively)	$626,263	$320,486
Cash and cash equivalents	9,285	27,659
Foreign currencies (cost of $2,523 and $1,389, respectively)	2,548	1,382
Restricted cash	11,488	—
Interest receivable	8,558	1,879
Deferred offering costs	—	96
Other assets	708	15
Total Assets	$658,850	$351,517
Liabilities
Debt	$239,969	$109,347
Less unamortized debt issuance costs	(1,190)	(890)
Debt less unamortized debt issuance costs	238,779	108,457
Interest payable	4,255	1,791
Distributions payable	9,067	4,115
Management and incentive fees payable	2,650	1,071
Accrued trustee fees	25	17
Accounts payable and other liabilities	725	526
Total Liabilities	255,501	115,977
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 26,889,900.217 and 15,702,639.886 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	27	16
Paid in capital in excess of par	402,667	234,869
Distributable earnings (losses)	655	655
Total Net Assets	403,349	235,540
Total Liabilities and Total Net Assets	$658,850	$351,517
Number of common shares outstanding	26,889,900.217	15,702,639.886
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Investment income
Interest income	$15,793	$6,992	$41,058	$18,630
Payment-in-kind interest income	1,156	621	3,118	1,453
Dividend income	301	246	852	695
Fee income	80	15	151	49
Total investment income	17,330	7,874	45,179	20,827
Expenses
Interest and other debt financing expenses	4,482	1,784	10,968	4,555
Base management fee	1,451	667	3,706	1,858
Incentive fee	1,323	554	3,578	1,460
Professional fees	213	207	613	591
Administrative service fee	195	94	470	241
General and administrative expenses	71	26	202	74
Total expenses	7,735	3,332	19,537	8,779
Base management fee waived (Note 4)	(483)	(445)	(1,234)	(1,239)
Net expenses	7,252	2,887	18,303	7,540
Net investment income - before tax	10,078	4,987	26,876	13,287
Excise tax	—	—	91	143
Net investment income - after tax	10,078	4,987	26,785	13,144
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	927	—	924	—
Foreign currency transactions	(287)	182	(248)	195
Net realized gain (loss) on investment transactions	640	182	676	195
Net change in unrealized appreciation (depreciation) from:
Investments	1,361	592	6,327	179
Translation of assets and liabilities in foreign currencies	271	(153)	277	(128)
Net change in unrealized appreciation (depreciation) on investment transactions	1,632	439	6,604	51
Net gain (loss) on investment transactions	2,272	621	7,280	246
Net increase (decrease) in net assets resulting from operations	$12,350	$5,608	$34,065	$13,390
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 10)	$0.50	$0.50	$1.60	$1.28
Basic and diluted weighted average common shares outstanding (Note 10)	24,626,242	11,158,826	21,295,422	10,463,416

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	9,066,482.048	$9	$135,669	$275	$135,953
Issuance of common stock	2,816,220.534	3	42,240	—	42,243
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	13,144	13,144
Net realized gain (loss) on investment transactions	—	—	—	195	195
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	51	51
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	215,533.238	—	3,233	—	3,233
Distributions from distributable earnings	—	—	—	(9,244)	(9,244)
Distributions declared and payable	—	—	—	(4,102)	(4,102)
Total increase (decrease) for the nine months ended June 30, 2023	3,031,753.772	3	45,473	44	45,520
Balance at June 30, 2023	12,098,235.820	$12	$181,142	$319	$181,473
Balance at March 31, 2023	11,060,503.464	$11	$165,578	$319	$165,908
Issuance of common stock	892,101.000	1	13,380	—	13,381
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,987	4,987
Net realized gain (loss) on investment transactions	—	—	—	182	182
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	439	439
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	145,631.356	—	2,184	—	2,184
Distributions from distributable earnings (losses)	—	—	—	(1,506)	(1,506)
Distributions declared and payable	—	—	—	(4,102)	(4,102)
Total increase (decrease) for the three months ended June 30, 2023	1,037,732.356	1	15,564	—	15,565
Balance at June 30, 2023	12,098,235.820	$12	$181,142	$319	$181,473
Balance at September 30, 2023	15,702,639.886	$16	$234,869	$655	$235,540
Issuance of common stock	11,187,260.331	11	167,798	—	167,809
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	26,785	26,785
Net realized gain (loss) on investment transactions	—	—	—	676	676
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	6,604	6,604
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(24,998)	(24,998)
Distributions declared and payable	—	—	—	(9,067)	(9,067)
Total increase (decrease) for the nine months ended June 30, 2024	11,187,260.331	11	167,798	—	167,809
Balance at June 30, 2024	26,889,900.217	$27	$402,667	$655	$403,349
Balance at March 31, 2024	24,178,193.551	$24	$361,994	$655	$362,673
Issuance of common stock	2,711,706.666	3	40,673	—	40,676
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	10,078	10,078
Net realized gain (loss) on investment transactions	—	—	—	640	640
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,632	1,632
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(3,283)	(3,283)
Distributions declared and payable	—	—	—	(9,067)	(9,067)
Total increase (decrease) for the three months ended June 30, 2024	2,711,706.666	3	40,673	—	40,676
Balance at June 30, 2024	26,889,900.217	$27	$402,667	$655	$403,349

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$34,065	$13,390
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	581	269
Amortization of deferred offering costs	96	97
Accretion of discounts and amortization of premiums	(1,292)	(602)
Net realized (gain) loss on investments	(924)	—
Net realized (gain) loss on foreign currency transactions	248	(195)
Net change in unrealized (appreciation) depreciation on investments	(6,327)	(179)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(277)	128
Proceeds from (fundings of) revolving loans, net	(770)	(779)
Fundings of investments	(308,025)	(72,509)
Proceeds from principal payments and sales of portfolio investments	15,835	4,988
Payment-in-kind interest capitalized	(2,971)	(1,375)
Non-cash dividends capitalized	(852)	(694)
Changes in operating assets and liabilities:
Interest receivable	(6,679)	(443)
Other assets	(693)	17
Interest payable	2,464	827
Management and incentive fees payable	1,579	776
Accrued trustee fees	8	(3)
Accounts payable and other liabilities	199	277
Net cash provided by (used in) operating activities	(273,735)	(56,010)
Cash flows from financing activities
Borrowings on debt	216,843	63,054
Repayments of debt	(86,727)	(40,887)
Capitalized debt issuance costs	(881)	(388)
Proceeds from issuance of common shares	167,809	42,243
Distributions paid	(29,113)	(6,011)
Net cash provided by (used in) financing activities	267,931	58,011
Net change in cash and cash equivalents, foreign currencies, and restricted cash	(5,804)	2,001
Effect of foreign currency exchange rates	84	101
Cash and cash equivalents, foreign currencies, and restricted cash, beginning of period	29,041	6,073
Cash and cash equivalents, foreign currencies, and restricted cash, end of period	$23,321	$8,175
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,923	$3,459
Distributions declared for the period	34,065	13,346
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$—	$3,233
Change in distributions payable	4,952	4,102
The following table provides a reconciliation of cash and cash equivalents, foreign currencies, and restricted cash reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2024	September 30, 2023
Cash and cash equivalents	$9,285	$27,659
Foreign currencies (cost of $2,523 and $1,389, respectively)	2,548	1,382
Restricted cash	11,488	—
Total cash and cash equivalents, foreign currencies, and restricted cash shown in the Consolidated Statements of Cash Flows	$23,321	$29,041
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, and restricted cash.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.#	One stop	SF +	6.50%	(i)(j)	11.84%				02/2029	$7,639	$7,461	1.9%	$7,715
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(i)	11.84%				02/2029	8	7	—	8
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(j)	10.83%				02/2029	7	7	—	6
										7,654	7,475	1.9	7,729
Auto Components
Collision SP Subco, LLC#	One stop	SF +	5.50%	(j)	10.83%				01/2030	3,306	3,244	0.8	3,306
Collision SP Subco, LLC	One stop	SF +	5.50%	(k)	10.76%				01/2030	152	134	0.1	152
Collision SP Subco, LLC	One stop	SF +	5.50%	(j)	10.83%				01/2030	81	71	—	81
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(j)	9.95%				08/2027	272	271	0.1	264
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(j)	9.98%				08/2027	55	54	—	53
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(j)	9.98%				08/2027	30	29	—	27
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(5)	—	(5)
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(6)	—	(6)
OEConnection, LLC#	One stop	SF +	5.25%	(i)	10.59%				04/2031	5,773	5,716	1.4	5,715
										9,669	9,508	2.4	9,587
Automobiles
CG Group Holdings, LLC(23)	One stop	SF +	8.75%	(j)	12.08%	cash/	2.00%	PIK	07/2027	1,838	1,817	0.5	1,820
CG Group Holdings, LLC(23)	One stop	SF +	8.75%	(i)	12.09%	cash/	2.00%	PIK	07/2026	350	346	0.1	347
Denali Midco 2, LLC^	One stop	SF +	6.00%	(i)	11.44%				12/2027	1,692	1,682	0.4	1,692
Denali Midco 2, LLC^	One stop	SF +	6.00%	(i)	11.44%				12/2027	1,011	1,005	0.3	1,011
Denali Midco 2, LLC	One stop	SF +	6.00%	(i)	11.44%				12/2027	302	301	0.1	302
Denali Midco 2, LLC	One stop	SF +	6.00%	(i)	11.44%				12/2027	184	183	—	184
Denali Midco 2, LLC	One stop	SF +	6.00%	(i)	11.44%				12/2027	175	174	—	175
Denali Midco 2, LLC	One stop	SF +	6.00%	(i)	11.44%				12/2027	152	151	—	152
Denali Midco 2, LLC	One stop	SF +	6.00%	(i)	11.44%				12/2027	126	125	—	126
Denali Midco 2, LLC	One stop	SF +	6.00%	(i)	11.44%				12/2027	122	121	—	122
Denali Midco 2, LLC	One stop	SF +	6.00%	(i)	11.44%				12/2027	122	121	—	122
Denali Midco 2, LLC	One stop	SF +	6.00%	(i)	11.44%				12/2027	100	100	—	101
Denali Midco 2, LLC#	One stop	SF +	6.50%	(i)	11.94%				12/2027	94	92	—	94
Denali Midco 2, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2027	—	(46)	—	—
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.94%				12/2027	25	25	—	25
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.94%				12/2027	21	21	—	21
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.94%				12/2027	13	12	—	13
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.94%				12/2027	6	6	—	6
Denali Midco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2027	—	(2)	—	—
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.94%				12/2027	29	29	—	29
Denali Midco 2, LLC	One stop	SF +	5.75%	(i)(j)	11.19%				12/2027	693	687	0.2	693
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(j)	10.58%				12/2029	276	271	0.1	276
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(j)	10.58%				12/2029	58	57	—	58
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(1)	—	—
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(1)	—	—
National Express Wash Parent Holdco, LLC#^	One stop	SF +	5.50%	(k)	10.76%				07/2029	7,105	7,054	1.7	6,963
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(k)	10.79%				07/2029	129	127	—	125
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(27)	—	—
POY Holdings, LLC#	One stop	SF +	5.50%	(j)	10.98%				11/2027	5,172	5,084	1.3	5,172
POY Holdings, LLC#^	One stop	SF +	5.50%	(j)	10.98%				11/2027	3,947	3,891	1.0	3,947
POY Holdings, LLC#	One stop	SF +	5.50%	(j)	10.98%				11/2027	227	225	0.1	227
POY Holdings, LLC	One stop	SF +	5.50%	(j)	10.99%				11/2027	104	101	—	104
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(6)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
POY Holdings, LLC	One stop	SF +	5.50%	(j)	10.98%				11/2027	$275	$273	0.1%	$275
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(i)	10.09%				06/2031	438	434	0.1	434
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		N/A(6)				06/2031	—	—	—	—
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(2)	—	(2)
Spotless Brands, LLC#	One stop	SF +	6.50%	(j)	11.97%				07/2028	1,104	1,086	0.3	1,104
Spotless Brands, LLC	One stop	SF +	6.50%	(j)	11.98%				07/2028	120	119	—	120
Spotless Brands, LLC	One stop	SF +	6.50%	(j)	11.97%				07/2028	89	88	—	89
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.93%				07/2028	10	10	—	10
Yorkshire Parent, Inc.^	One stop	SF +	6.00%	(j)	11.33%				12/2029	6,198	6,142	1.6	6,198
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(14)	—	—
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(28)	—	—
										32,307	31,833	7.9	32,135
Banks
OSP Hamilton Purchaser, LLC#	One stop	SF +	5.50%	(j)	10.93%				12/2029	1,345	1,330	0.3	1,345
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	10.44%				12/2029	219	205	0.1	219
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	—
										1,564	1,533	0.4	1,564
Beverages
Financial Information Technologies, LLC#	One stop	SF +	5.50%	(j)	10.83%				06/2030	2,810	2,768	0.7	2,810
Financial Information Technologies, LLC(23)	One stop	N/A			14.00%	PIK			06/2031	1,494	1,460	0.4	1,494
Financial Information Technologies, LLC#	One stop	SF +	5.50%	(j)	10.83%				06/2030	1,160	1,148	0.3	1,160
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				06/2030	—	(5)	—	—
										5,464	5,370	1.4	5,464
Building Products
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(j)	10.73%				11/2028	3,838	3,814	1.0	3,838
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)				11/2027	—	(3)	—	—
										3,838	3,811	1.0	3,838
Capital Markets
BlueMatrix Holdings, LLC#	One stop	SF +	5.25%	(j)	10.58%				01/2031	4,883	4,843	1.2	4,883
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(7)	—	—
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(13)	—	—
										4,883	4,823	1.2	4,883
Chemicals
PHM NL SP Bidco B.V.(8)(9)(12)(23)	One stop	E +	6.75%	(d)	7.61%	cash/	3.00%	PIK	09/2028	1,949	2,084	0.4	1,715
PHM NL SP Bidco B.V.(8)(12)(23)	One stop	SF +	6.75%	(h)	9.31%	cash/	3.00%	PIK	09/2028	790	782	0.2	696
PHM NL SP Bidco B.V.(8)(9)(12)	One stop	SN +	3.75%	(g)	8.95%				09/2028	436	455	0.1	384
PHM NL SP Bidco B.V.(8)(9)(12)(23)	One stop	E +	6.75%	(d)	7.50%	cash/	3.00%	PIK	09/2028	206	214	—	182
										3,381	3,535	0.7	2,977
Commercial Services & Supplies
BradyIFS Holdings, LLC#	One stop	SF +	6.00%	(j)	11.33%				10/2029	7,190	7,062	1.8	7,190
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(j)	11.33%				10/2029	492	485	0.1	492
BradyIFS Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(12)	—	—
CI (Quercus) Intermediate Holdings, LLC^	One stop	SF +	5.00%	(j)	10.34%				06/2031	1,059	1,049	0.3	1,054
CI (Quercus) Intermediate Holdings, LLC	One stop	P +	4.00%	(a)(j)	11.47%				06/2031	53	39	—	50
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(5)	—	(10)
Encore Holdings, LLC^	One stop	SF +	5.25%	(j)	10.67%				11/2028	5,373	5,283	1.3	5,400
Encore Holdings, LLC#	One stop	SF +	5.25%	(j)	10.68%				11/2028	1,068	1,050	0.3	1,074
Encore Holdings, LLC	One stop	SF +	5.00%	(i)(j)	10.34%				11/2028	481	471	0.1	481
FR Vision Holdings, Inc.#	One stop	SF +	5.50%	(j)	10.83%				01/2031	6,345	6,286	1.6	6,345
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(j)	10.83%				01/2031	534	515	0.1	534
FR Vision Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				01/2030	—	(5)	—	—
Kleinfelder Intermediate, LLC#	One stop	SF +	6.25%	(i)	11.59%				09/2030	847	832	0.2	855
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(2)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2030	$—	$(2)	—%	$—
Profile Products LLC	One stop	SF +	5.50%	(j)	10.93%				11/2027	352	348	0.1	345
Profile Products LLC(8)	One stop	SF +	5.50%	(j)	10.93%				11/2027	71	71	—	70
Profile Products LLC	One stop	P +	4.50%	(a)	13.00%				11/2027	12	11	—	11
Profile Products LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2027	—	—	—	(1)
PSC Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(1)	—	(1)
PSC Parent, Inc.	One stop	SF +	5.25%		N/A(6)				04/2031	—	—	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	10.58%				04/2030	10	9	—	9
PSC Parent, Inc.#	One stop	SF +	5.25%	(i)	10.58%				04/2031	443	438	0.1	438
Radwell Parent, LLC^	One stop	SF +	5.50%	(j)	10.83%				03/2029	8,017	7,929	2.0	8,017
Radwell Parent, LLC#	One stop	SF +	5.50%	(j)	10.83%				03/2029	304	297	0.1	304
Radwell Parent, LLC	One stop	SF +	5.50%	(j)	10.83%				03/2029	68	60	—	68
Radwell Parent, LLC	One stop	SF +	5.50%	(j)	10.85%				03/2029	287	279	0.1	287
										33,006	32,487	8.2	33,012
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop	SF +	4.75%		N/A(6)				05/2031	—	(1)	—	(1)
Consor Intermediate II, LLC	One stop	SF +	4.75%		N/A(6)				05/2031	—	—	—	—
Consor Intermediate II, LLC#	One stop	SF +	4.75%	(j)	10.08%				05/2031	325	324	0.1	324
										325	323	0.1	323
Containers & Packaging
Chase Intermediate^	One stop	SF +	4.75%	(j)	10.23%				10/2028	4,062	4,038	1.0	4,062
Chase Intermediate(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(2)	—	—
Chase Intermediate	One stop	SF +	4.75%	(j)	10.08%				10/2028	3	1	—	3
Fortis Solutions Group, LLC^	One stop	SF +	5.50%	(j)	10.93%				10/2028	1,969	1,949	0.5	1,930
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	10.92%				10/2028	126	118	—	113
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	10.93%				10/2028	6	2	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	10.93%				10/2027	60	57	—	56
										6,226	6,163	1.5	6,169
Diversified Consumer Services
Any Hour, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(6)	—	(6)
Any Hour, LLC	One stop	N/A			13.00%				05/2031	835	819	0.2	818
Any Hour, LLC	One stop	SF +	5.00%	(j)	10.33%				05/2030	54	48	—	48
Any Hour, LLC^	One stop	SF +	5.00%	(j)	10.33%				05/2030	2,764	2,723	0.7	2,722
Apex Service Partners, LLC#(23)	One stop	SF +	7.00%	(j)	10.33%	cash/	2.00%	PIK	10/2030	8,615	8,499	2.1	8,615
Apex Service Partners, LLC(23)	One stop	SF +	7.00%	(j)	12.33%				10/2030	1,837	1,812	0.5	1,837
Apex Service Partners, LLC	One stop	SF +	6.50%	(j)(k)	11.83%				10/2029	297	288	0.1	297
CHVAC Services Investment, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(4)	—	(4)
CHVAC Services Investment, LLC	One stop	SF +	5.00%		N/A(6)				05/2030	—	—	—	—
CHVAC Services Investment, LLC#	One stop	SF +	5.00%	(j)	10.33%				05/2030	242	240	0.1	240
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.50%	(j)	10.96%				07/2027	3,964	3,900	1.0	3,964
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.50%	(j)	10.98%				07/2027	2,986	2,937	0.8	2,986
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.50%	(j)	10.98%				07/2027	2,641	2,598	0.7	2,641
Entomo Brands Acquisitions, Inc.#	Senior secured	SF +	5.50%	(j)	10.98%				07/2029	360	356	0.1	360
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(j)	10.98%				07/2029	87	85	—	87
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.70%				07/2027	143	141	—	142
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.70%				07/2027	97	96	—	96
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.70%				07/2027	94	93	—	93
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.73%				07/2027	86	85	—	85
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.70%				07/2027	62	61	—	61
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	10.72%				07/2027	44	43	—	43
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(j)	11.58%				09/2028	3,395	3,353	0.9	3,395
DP Flores Holdings, LLC	One stop	SF +	6.25%	(j)	11.58%				09/2028	528	521	0.1	528
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	$—	$(1)	—%	$—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(7)	—	—
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	11.69%				12/2027	523	520	0.1	523
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	11.69%				12/2027	51	50	—	51
FPG Intermediate Holdco, LLC(23)	One stop	SF +	6.75%	(i)	8.24%	cash/	4.00%	PIK	03/2027	902	891	0.2	848
FPG Intermediate Holdco, LLC(23)	One stop	SF +	6.75%	(i)	8.19%	cash/	4.00%	PIK	03/2027	773	765	0.2	726
FPG Intermediate Holdco, LLC(23)	One stop	SF +	6.75%	(i)	8.19%	cash/	4.00%	PIK	03/2027	31	31	—	31
FSS Buyer LLC	One stop	SF +	5.00%	(i)	10.34%				08/2028	306	302	0.1	306
FSS Buyer LLC	One stop	SF +	5.00%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.25%	(j)	10.60%				06/2029	433	427	0.1	433
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(i)	11.29%				06/2028	15	14	—	15
HS Spa Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC	One stop	SF +	4.75%	(i)	10.09%				05/2028	39	39	—	38
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC^	One stop	SF +	4.75%	(i)	10.09%				05/2028	429	427	0.1	427
Mario Purchaser, LLC#	One stop	SF +	5.75%	(i)	11.19%				04/2029	415	409	0.1	411
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	11.19%				04/2029	538	530	0.1	533
Mario Purchaser, LLC(23)	One stop	SF +	10.75%	(i)	16.19%	PIK			04/2032	251	248	0.1	251
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	11.19%				04/2028	3	2	—	3
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	11.19%				04/2029	70	63	—	63
Mathnasium, LLC	One stop	SF +	5.00%	(j)	10.50%				11/2027	513	510	0.1	513
Mathnasium, LLC	One stop	SF +	5.00%	(j)	10.49%				11/2027	51	51	—	51
NSG Buyer, Inc. #^	One stop	SF +	6.50%	(i)	11.94%				11/2029	7,249	7,148	1.8	7,321
NSG Buyer, Inc. (5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(16)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(11)	—	—
NSG Buyer, Inc.	One stop	SF +	5.75%	(i)	11.09%				11/2029	848	822	0.2	848
RW AM Holdco LLC#	One stop	SF +	5.25%	(j)	10.68%				04/2028	993	986	0.2	913
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(7)
Virginia Green Acquisition, LLC#	One stop	SF +	5.25%	(k)	10.51%				12/2030	6,878	6,814	1.7	6,878
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(10)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(k)	10.51%				12/2030	284	258	0.1	284
										50,726	49,948	12.5	50,508
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	7.25%	(j)	12.58%				10/2028	1,091	1,072	0.3	1,091
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(2)	—	—
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(5)	—	(5)
Baker Tilly Advisory Group, LP^	One stop	SF +	5.00%	(i)	10.34%				06/2031	1,469	1,448	0.4	1,447
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(2)	—	(4)
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(k)	10.50%				07/2027	452	449	0.1	452
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(k)	10.50%				07/2027	84	84	—	84
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(k)	10.62%				07/2027	43	43	—	43
Finastra USA, Inc.	One stop	SF +	7.25%	(i)	12.58%				09/2029	5	4	—	5
Finastra USA, Inc.#	One stop	SF +	7.25%	(k)	12.46%				09/2029	4,938	4,852	1.2	4,962
Flash Topco, Inc.	One stop	SF +	5.75%	(j)	11.18%				10/2028	932	926	0.2	894
Flash Topco, Inc.	One stop	SF +	6.50%	(j)(k)	11.81%				10/2028	66	66	—	64
Flash Topco, Inc.	One stop	SF +	6.50%	(j)(k)	11.81%				12/2024	34	34	—	34
Higginbotham Insurance Agency, Inc.^	One stop	SF +	5.50%	(i)	10.94%				11/2028	3,015	2,996	0.8	3,015
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(i)	10.09%				11/2028	73	70	—	73
										12,202	12,035	3.0	12,155
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electrical Equipment
Power Grid Holdings, Inc.#	One stop	SF +	4.75%	(i)	10.09%				12/2030	$243	$239	0.1%	$243
Power Grid Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(1)	—	—
										243	238	0.1	243
Electronic Equipment, Instruments & Components
CST Holding Company#	One stop	SF +	5.00%	(i)	10.44%				11/2028	2,225	2,133	0.6	2,225
CST Holding Company	One stop	SF +	5.00%	(i)	10.44%				11/2028	5	3	—	5
										2,230	2,136	0.6	2,230
Food & Staples Retailing
Wineshipping.com LLC	One stop	SF +	5.75%	(j)	11.25%				10/2027	376	374	0.1	357
Wineshipping.com LLC	One stop	SF +	5.75%	(a)(j)	11.41%				10/2027	73	73	—	69
Wineshipping.com LLC	One stop	SF +	5.75%	(j)	11.20%				10/2027	10	10	—	10
										459	457	0.1	436
Food Products
Blast Bidco Inc.#	One stop	SF +	6.00%	(j)	11.33%				10/2030	7,079	6,984	1.8	7,079
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(11)	—	—
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(j)	11.73%				07/2027	551	549	0.1	546
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(j)	11.73%				07/2027	98	97	—	96
Ultimate Baked Goods Midco LLC	One stop	SF +	6.25%	(i)	11.69%				08/2027	371	369	0.1	371
Ultimate Baked Goods Midco LLC	One stop	SF +	6.25%	(i)	11.69%				08/2027	13	11	—	13
Ultimate Baked Goods Midco LLC^	One stop	SF +	5.50%	(i)	10.94%				08/2027	574	571	0.1	571
Whitebridge Pet Brands, LLC#	One stop	SF +	4.75%	(i)	10.19%				07/2027	1,140	1,135	0.3	1,140
Whitebridge Pet Brands, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(1)	—	—
Wizard Bidco Limited#(8)(10)	One stop	SF +	6.00%	(j)	11.33%				03/2029	650	640	0.2	650
Wizard Bidco Limited(8)(9)(10)(23)	One stop	SN +	5.00%	(g)	8.70%	cash/	1.50%	PIK	03/2029	387	399	0.1	372
Wizard Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(g)	11.20%				03/2029	225	216	0.1	225
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	4.75%	(g)	9.95%				09/2028	60	57	—	58
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				03/2029	—	(2)	—	—
										11,148	11,014	2.8	11,121
Healthcare Equipment & Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(j)	11.58%				08/2028	1,875	1,862	0.5	1,875
Belmont Instrument, LLC	One stop	SF +	6.25%	(j)	11.58%				08/2028	29	28	—	29
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(j)	10.85%				06/2031	3,691	3,655	0.9	3,654
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(4)	—	(4)
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				06/2031	—	(8)	—	(8)
TIDI Legacy Products, Inc.#	One stop	SF +	5.50%	(i)	10.84%				12/2029	754	749	0.2	754
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	—
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
YI, LLC#	One stop	SF +	5.75%	(i)	11.08%				12/2029	2,937	2,884	0.7	2,937
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(10)	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(6)	—	—
										9,286	9,147	2.3	9,237
Healthcare Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.50%	(i)	10.94%				12/2027	944	937	0.2	930
AAH TOPCO, LLC	One stop	SF +	5.50%	(i)	10.94%				12/2027	335	333	0.1	330
AAH TOPCO, LLC (23)	Subordinated debt	N/A			11.50%	PIK			12/2031	210	207	0.1	192
AAH TOPCO, LLC (5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(1)
AAH TOPCO, LLC	One stop	SF +	6.00%	(i)	11.44%				12/2027	1,698	1,665	0.4	1,698
Bamboo US Bidco LLC#(23)	One stop	SF +	6.75%	(j)	8.70%	cash/	3.38%	PIK	09/2030	2,454	2,389	0.6	2,454
Bamboo US Bidco LLC#(8)(9)(23)	One stop	E +	6.75%	(c)	7.24%	cash/	3.38%	PIK	09/2030	1,636	1,572	0.4	1,636
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(13)	—	—
Bamboo US Bidco LLC(23)	One stop	SF +	6.75%	(j)	8.70%	cash/	3.38%	PIK	09/2030	72	67	—	72
Community Care Partners, LLC#	One stop	SF +	6.00%	(i)	11.46%				06/2026	131	130	—	127
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(9)(10)	One stop	SN +	5.50%	(g)	10.70%				04/2031	$1,454	$1,417	0.4%	$1,425
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(5)	—	(6)
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(10)	One stop	SF +	5.50%	(k)	10.81%				04/2031	2,484	2,435	0.6	2,434
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop	SF +	5.50%		N/A(6)				10/2030	—	(10)	—	(10)
ERC Topco Holdings, LLC(23)	One stop	SF +	6.25%	(j)	8.33%	cash/	3.25%	PIK	11/2028	2,199	2,191	0.4	1,539
ERC Topco Holdings, LLC(23)	One stop	SF +	6.25%	(j)	8.58%	cash/	3.25%	PIK	11/2027	115	114	—	70
ERC Topco Holdings, LLC(23)	One stop	SF +	6.25%	(j)	5.33%	cash/	6.25%	PIK	11/2028	18	18	—	13
ERC Topco Holdings, LLC(23)	One stop	SF +	6.25%	(j)	5.33%	cash/	6.25%	PIK	11/2028	1	1	—	—
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(i)	10.19%				12/2026	296	294	0.1	293
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(i)	10.19%				12/2026	47	46	—	46
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Premise Health Holding Corp.#	One stop	SF +	5.50%	(k)	10.76%				03/2031	6,527	6,434	1.6	6,527
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(11)	—	—
Suveto Buyer, LLC	One stop	SF +	4.25%	(i)	9.69%				09/2027	1,106	1,100	0.3	1,102
Suveto Buyer, LLC	One stop	SF +	4.25%	(a)(i)	9.89%				09/2027	95	94	—	95
										21,822	21,405	5.2	20,966
Healthcare Technology
Alegeus Technologies Holdings Corp.	Senior secured	SF +	8.25%	(j)	13.67%				09/2026	21	20	—	21
Amberfield Acquisition Co.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(3)	—	(3)
Amberfield Acquisition Co.	One stop	SF +	5.00%		N/A(6)				05/2030	—	—	—	—
Amberfield Acquisition Co.#	One stop	SF +	5.00%	(j)	10.33%				05/2030	400	396	0.1	396
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.50%	(i)	10.84%				05/2028	294	292	0.1	294
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(i)	10.84%				05/2028	89	88	—	89
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.75%	(i)	11.09%				05/2028	138	135	—	138
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(i)	10.84%				05/2028	15	15	—	15
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%		N/A(6)				05/2028	—	—	—	—
Color Intermediate, LLC#	One stop	SF +	5.50%	(j)	10.93%				10/2029	1,058	1,042	0.3	1,058
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(j)	13.08%				01/2029	367	361	0.1	367
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
Lacker Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(g)	10.45%				02/2031	1,945	1,913	0.5	1,945
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
Lacker Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				02/2031	—	(31)	—	—
Neptune Holdings, Inc.#	One stop	SF +	5.75%	(k)	11.04%				09/2030	2,615	2,580	0.6	2,615
Neptune Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	—
Plasma Buyer LLC#	One stop	SF +	5.75%	(j)	11.08%				05/2029	302	298	0.1	287
Plasma Buyer LLC	One stop	SF +	5.75%	(j)	11.09%				05/2028	19	19	—	18
Plasma Buyer LLC	One stop	SF +	6.25%	(j)	11.59%				05/2029	5	4	—	4
QF Holdings, Inc.	One stop	SF +	5.75%	(j)	11.18%				12/2027	35	34	—	35
Veranex, Inc.(23)	Senior secured	SF +	6.75%	(k)	7.65%	cash/	4.25%	PIK	04/2028	125	124	—	93
Veranex, Inc.(23)	Senior secured	SF +	6.75%	(k)	7.81%	cash/	4.25%	PIK	04/2028	43	42	—	32
Veranex, Inc.(23)	Senior secured	SF +	6.75%	(k)	7.77%	cash/	4.25%	PIK	04/2028	23	23	—	15
										7,494	7,350	1.8	7,419
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(j)	11.50%				08/2028	823	818	0.2	815
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	11.48%				08/2028	41	41	—	41
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	11.48%				08/2028	18	18	—	17
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(7)	—	(7)
ESN Venture Holdings, LLC#	One stop	SF +	6.25%	(j)	11.58%				10/2028	2,071	2,051	0.5	2,056
ESN Venture Holdings, LLC	One stop	SF +	6.25%	(j)	11.58%				10/2028	313	310	0.1	311
ESN Venture Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2028	—	(9)	—	(4)
ESN Venture Holdings, LLC	One stop	SF +	6.25%	(j)	11.58%				10/2028	29	27	—	28
ESN Venture Holdings, LLC	One stop	SF +	6.25%	(j)	11.58%				10/2028	144	142	0.1	143
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GFP Atlantic Holdco 2, LLC#	One stop	SF +	6.00%	(j)	11.33%				11/2027	$1,249	$1,228	0.3%	$1,249
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(24)	—	—
Harri US LLC(23)	One stop	SF +	10.00%	(j)	11.50%	cash/	4.00%	PIK	08/2026	50	47	—	47
Harri US LLC(23)	One stop	SF +	10.00%	(j)	11.50%	cash/	4.00%	PIK	08/2026	34	34	—	32
Harri US LLC(23)	One stop	SF +	10.00%	(j)	11.50%	cash/	4.00%	PIK	08/2026	33	33	—	31
Harri US LLC(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	(1)
Harri US LLC(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(3)	—	(37)
Health Buyer, LLC#	Senior secured	SF +	5.25%	(j)	10.73%				04/2029	146	145	—	145
Health Buyer, LLC#	Senior secured	SF +	5.50%	(j)	10.83%				04/2029	75	73	—	75
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(j)	10.83%				04/2029	30	29	—	30
Health Buyer, LLC	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	—	—	—
SDC Holdco, LLC^	One stop	SF +	5.00%	(j)	10.33%				06/2031	6,459	6,427	1.6	6,427
SDC Holdco, LLC(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(3)	—	(3)
SDC Holdco, LLC(23)	Second lien	SF +	8.50%	(j)	13.83%	PIK			06/2032	958	951	0.3	951
Super REGO, LLC(23)	Subordinated debt	N/A			15.00%	PIK			03/2030	52	51	—	51
YE Brands Holding, LLC#	One stop	SF +	5.75%	(j)	11.18%				10/2027	2,955	2,931	0.7	2,955
YE Brands Holding, LLC	One stop	SF +	5.50%		N/A(6)				10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	5.75%	(j)	11.18%				10/2027	299	294	0.1	299
										15,779	15,604	3.9	15,651
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(j)	11.18%				07/2027	218	216	0.1	218
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(j)	11.18%				07/2027	55	55	—	55
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(j)	11.18%				07/2027	29	28	—	29
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(i)	10.33%				06/2031	3,421	3,387	0.8	3,387
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(4)	—	(4)
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(3)	—	(3)
Excelitas Technologies Corp.#	One stop	SF +	5.25%	(j)	10.58%				08/2029	644	634	0.2	638
Excelitas Technologies Corp.#(8)(9)	One stop	E +	5.25%	(c)	8.97%				08/2029	119	113	—	118
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2029	—	—	—	—
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(5)	—	(5)
										4,486	4,421	1.1	4,433
Insurance
Alera Group, Inc.	One stop	SF +	5.25%	(i)	10.59%				10/2028	1,408	1,400	0.4	1,408
Alera Group, Inc.	One stop	SF +	5.25%	(i)	10.59%				10/2028	457	454	0.1	457
Alera Group, Inc.	One stop	SF +	5.25%	(i)	10.59%				10/2028	401	397	0.1	401
Alera Group, Inc.	One stop	SF +	5.75%	(i)	11.09%				10/2028	1,307	1,272	0.4	1,367
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	10.68%				07/2027	180	179	—	180
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	10.68%				07/2027	54	53	—	54
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(j)(k)	10.68%				07/2027	50	49	—	50
AMBA Buyer, Inc.	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	10.65%				07/2027	19	19	—	19
Ben Nevis Midco Limited#(8)(10)	One stop	SF +	5.50%	(j)	10.83%				03/2028	851	835	0.2	851
Ben Nevis Midco Limited#(8)(10)	One stop	SF +	5.50%	(j)	10.85%				03/2028	572	572	0.1	572
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(j)	10.83%				03/2028	76	76	—	76
Ben Nevis Midco Limited(5)(8)(10)	One stop	SF +	5.00%		N/A(6)				03/2028	—	(7)	—	—
Captive Resources Midco, LLC^(23)	One stop	SF +	5.25%	(i)	10.59%				07/2029	4,758	4,695	1.2	4,758
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(1)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(j)	12.85%				03/2029	384	377	0.1	384
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC#	One stop	SF +	5.50%	(j)	10.84%				12/2030	4,898	4,853	1.2	4,922
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	$—	$(10)	—%	$—
Doxa Insurance Holdings LLC	One stop	SF +	5.50%	(j)	10.84%				12/2030	3,704	3,661	0.9	3,727
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)				12/2030	—	—	—	—
Gimlet Bidco GMBH#(8)(9)(10)	One stop	E +	5.75%	(c)	9.64%				04/2031	3,494	3,404	0.8	3,406
Gimlet Bidco GMBH(8)(9)(10)	One stop	E +	5.75%	(c)	9.64%				04/2031	259	241	0.1	223
Illumifin Corporation(23)	One stop	SF +	7.00%	(j)	10.21%	cash/	2.38%	PIK	09/2027	179	177	—	157
Integrated Specialty Coverages, LLC#	One stop	SF +	6.00%	(i)(j)(k)	11.33%				07/2030	415	406	0.1	415
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(1)	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	6.00%	(j)	11.35%				08/2026	935	925	0.2	935
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(j)	10.98%				05/2027	1,593	1,566	0.4	1,593
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(j)	10.98%				05/2027	333	330	0.1	333
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(j)	10.98%				05/2027	185	183	0.1	185
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(j)	10.98%				05/2027	164	162	—	164
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(j)	10.98%				05/2027	376	314	0.1	376
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	5.75%	(c)	9.96%				02/2029	464	436	0.1	464
Oakbridge Insurance Agency LLC#	One stop	SF +	5.50%	(i)	10.83%				11/2029	3,165	3,137	0.8	3,165
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(4)	—	—
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(14)	—	—
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.25%	(j)	11.58%				05/2030	1,789	1,759	0.4	1,789
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(j)	11.58%				05/2030	596	586	0.2	596
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(j)	11.08%				10/2028	3,080	2,984	0.8	3,080
Patriot Growth Insurance Services, LLC	One stop	SF +	5.50%	(j)	10.98%				10/2028	616	612	0.2	616
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(j)	11.23%				10/2028	138	137	—	138
Patriot Growth Insurance Services, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(2)	—	—
										36,900	36,209	9.1	36,861
IT Services
CivicPlus, LLC(23)	One stop	SF +	8.25%	(j)	11.25%	cash/	2.50%	PIK	08/2027	365	362	0.1	365
CivicPlus, LLC#(23)	One stop	SF +	8.25%	(j)	11.25%	cash/	2.50%	PIK	08/2027	234	233	0.1	234
CivicPlus, LLC(23)	One stop	SF +	8.25%	(j)	11.25%	cash/	2.50%	PIK	08/2027	171	170	—	171
CivicPlus, LLC	One stop	SF +	11.75%	(j)	17.00%				06/2034	181	177	—	181
CivicPlus, LLC(5)	One stop	SF +	8.50%		N/A(6)				08/2027	—	(1)	—	—
Critical Start, Inc.#(23)	One stop	SF +	6.75%	(j)	8.44%	cash/	3.63%	PIK	05/2028	195	194	0.1	193
Critical Start, Inc.#(23)	One stop	SF +	6.75%	(j)	8.44%	cash/	3.63%	PIK	05/2028	106	105	—	105
Critical Start, Inc.	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(8)(9)(16)(23)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	834	783	0.2	834
Goldcup 31018 AB(8)(9)(16)(23)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	78	76	—	78
Goldcup 31018 AB(5)(8)(9)(16)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	—
Netwrix Corporation#^	One stop	SF +	5.00%	(j)	10.35%				06/2029	4,409	4,385	1.1	4,409
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	5.25%	(j)	10.59%				06/2029	90	46	—	90
PDQ Intermediate, Inc.(23)	Subordinated debt	N/A			13.75%	PIK			10/2031	55	54	—	55
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(3)	—	(3)
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(1)	—	(1)
ReliaQuest Holdings, LLC#(23)	One stop	SF +	6.75%	(j)	8.45%	cash/	3.63%	PIK	04/2031	7,911	7,873	2.0	7,872
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Transform Bidco Limited(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				06/2030	$—	$(6)	—%	$—
Transform Bidco Limited#(8)(10)	One stop	SF +	7.00%	(j)	12.31%				12/2030	3,562	3,512	0.9	3,562
WPEngine, Inc.#	One stop	SF +	6.50%	(j)	11.82%				08/2029	443	436	0.1	443
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(j)	11.85%				07/2027	437	437	0.1	437
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(j)	11.85%				07/2027	173	170	0.1	173
										19,244	18,999	4.8	19,198
Leisure Products
Movement Holdings, LLC#	One stop	SF +	5.25%	(i)	10.59%				03/2030	2,425	2,402	0.6	2,425
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(4)	—	—
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(15)	—	—
										2,425	2,383	0.6	2,425
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	5.50%	(j)	10.84%				11/2029	6,251	6,118	1.6	6,251
Celerion Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(21)	—	—
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	(1)
Graphpad Software, LLC^	One stop	SF +	4.75%	(j)	10.08%				06/2031	2,635	2,622	0.7	2,622
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(3)	—	(3)
PAS Parent Inc.(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(3)	—	(4)
PAS Parent Inc.^	One stop	SF +	5.25%	(i)	10.71%				12/2028	2,744	2,707	0.7	2,730
PAS Parent Inc.	One stop	SF +	5.25%	(i)	10.71%				12/2027	54	50	—	53
PAS Parent Inc.	One stop	SF +	5.50%	(i)	10.84%				12/2028	172	168	—	171
Reaction Biology Corporation(23)	One stop	SF +	6.90%	(j)	7.83%	cash/	4.40%	PIK	03/2029	326	324	0.1	277
Reaction Biology Corporation(23)	One stop	SF +	6.90%	(j)	7.83%	cash/	4.40%	PIK	03/2029	302	300	0.1	257
Reaction Biology Corporation(23)	One stop	SF +	6.90%	(j)	7.83%	cash/	4.40%	PIK	03/2029	201	199	—	171
Reaction Biology Corporation(23)	One stop	SF +	6.90%	(j)	7.83%	cash/	4.40%	PIK	03/2029	96	95	—	82
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	10.89%				08/2027	56	56	—	55
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	10.89%				08/2027	48	47	—	47
Unchained Labs, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	(1)
										12,885	12,657	3.2	12,707
Machinery
Blackbird Purchaser, Inc.#	One stop	SF +	5.50%	(i)(j)	10.83%				12/2030	8,278	8,202	2.1	8,278
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)(j)	10.84%				12/2030	491	476	0.1	491
Blackbird Purchaser, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(10)	—	—
										8,769	8,668	2.2	8,769
Marine
Project Nike Purchaser, LLC#	One stop	SF +	5.25%	(j)	10.58%				04/2029	4,378	4,348	1.1	4,378
Project Nike Purchaser, LLC#	One stop	SF +	5.25%	(j)	10.58%				04/2029	99	98	—	99
Project Nike Purchaser, LLC	One stop	SF +	5.25%	(j)	10.58%				04/2029	51	50	—	51
										4,528	4,496	1.1	4,528
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(1)	—	(1)
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	10.08%				06/2030	412	409	0.1	409
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(2)	—	(2)
										412	406	0.1	406
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(i)	10.84%				12/2029	5,501	5,426	1.4	5,501
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(6)	—	—
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	—
										5,501	5,418	1.4	5,501
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper & Forest Products
Messenger, LLC#	One stop	SF +	5.75%	(j)	11.23%				12/2027	$591	$588	0.1%	$591
Messenger, LLC	One stop	SF +	5.75%	(j)	11.23%				12/2027	178	177	—	178
Messenger, LLC	One stop	SF +	5.75%	(j)	11.23%				12/2027	89	89	—	89
Messenger, LLC	One stop	SF +	5.75%		N/A(6)				12/2027	—	—	—	—
Messenger, LLC(5)(8)(9)	One stop	SN +	5.75%		N/A(6)				12/2027	—	(1)	—	—
Messenger, LLC#(8)(9)	One stop	SN +	5.75%	(g)	0.1105				12/2027	1,016	998	0.3	1,016
Messenger, LLC#	One stop	SF +	5.75%	(j)	0.1123				12/2027	603	598	0.2	603
										2,477	2,449	0.6	2,477
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(8)(14)	One stop	SF +	5.00%	(j)	10.33%				05/2029	782	772	0.2	782
Caerus Midco 3 S.A.R.L.#(8)(14)	One stop	SF +	5.00%	(j)	10.33%				05/2029	140	138	—	140
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(j)	10.33%				05/2029	53	52	—	53
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(i)	10.35%				05/2029	20	18	—	20
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(j)	10.33%				05/2029	9	9	—	9
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(i)	11.46%				10/2028	591	584	0.2	591
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(i)	11.46%				10/2028	198	196	0.1	198
Cobalt Buyer Sub, Inc.#	One stop	SF +	6.00%	(i)	11.46%				10/2028	165	161	—	165
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(i)	11.46%				10/2027	58	57	—	58
Spark Bidco Limited(8)(9)(10)(23)	Senior secured	SN +	4.88%	(g)	8.95%	cash/	1.13%	PIK	08/2028	1,427	1,539	0.4	1,367
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	6.00%	(g)	11.20%				08/2028	626	594	0.2	626
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(j)	11.33%				08/2028	475	468	0.1	475
Spark Bidco Limited(8)(9)(10)(23)	Senior secured	SN +	4.88%	(g)	8.95%	cash/	1.13%	PIK	08/2028	173	155	—	166
Spark Bidco Limited(8)(9)(10)(23)	Senior secured	SN +	4.88%	(g)	8.95%	cash/	1.13%	PIK	08/2028	151	144	—	145
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	4.88%		N/A(6)				02/2028	—	(1)	—	(4)
										4,868	4,886	1.2	4,791
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(i)	11.59%				05/2029	550	543	0.2	557
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(i)	10.84%				05/2029	61	60	—	61
bswift, LLC#	One stop	SF +	6.38%	(j)	11.67%				11/2028	463	452	0.1	469
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(j)	10.40%				10/2027	304	302	0.1	304
Citrin Cooperman Advisors LLC#	One stop	SF +	5.00%	(j)	10.40%				10/2027	132	129	—	132
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(j)	10.40%				10/2027	39	39	—	39
Citrin Cooperman Advisors LLC#	One stop	SF +	5.25%	(j)	10.65%				10/2027	21	21	—	21
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(j)	10.66%				10/2027	42	41	—	43
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(j)	10.35%				09/2028	327	323	0.1	327
DISA Holdings Corp.(23)	Subordinated debt	SF +	8.50%	(j)	11.84%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	10.35%				09/2028	37	36	—	37
DISA Holdings Corp.	One stop	SF +	5.00%	(j)	10.35%				09/2028	46	45	—	46
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	—
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(j)	10.35%				09/2028	495	488	0.1	495
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(3)	—	—
Eliassen Group, LLC#	One stop	SF +	5.75%	(j)	11.08%				04/2028	74	74	—	73
Eliassen Group, LLC	One stop	SF +	5.75%	(j)	11.08%				04/2028	15	15	—	15
Filevine, Inc.(23)	One stop	SF +	6.50%	(j)	9.45%	cash/	2.50%	PIK	04/2027	306	301	0.1	309
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC	One stop	SF +	6.00%	(j)	11.43%				09/2028	364	359	0.1	364
IG Investments Holdings, LLC	One stop	SF +	6.00%	(j)	11.43%				09/2028	34	34	—	34
IG Investments Holdings, LLC	One stop	SF +	6.00%		N/A(6)				09/2027	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.25%	(j)	10.73%				11/2028	3,211	3,197	0.8	3,115
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(j)	10.73%				11/2028	173	172	0.1	166
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Procure Acquireco, Inc.	One stop	SF +	5.00%	(j)	10.50%				12/2028	$945	$939	0.2%	$945
Procure Acquireco, Inc.	One stop	SF +	5.00%	(j)	10.48%				12/2028	133	132	—	133
Procure Acquireco, Inc.	One stop	SF +	5.00%		N/A(6)				12/2028	—	—	—	—
										7,823	7,747	1.9	7,736
Software
Anaplan, Inc.#	One stop	SF +	5.75%	(j)	11.08%				06/2029	8,552	8,491	2.1	8,552
Anaplan, Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2028	—	(1)	—	—
Anaplan, Inc.#	One stop	SF +	5.75%	(j)	11.08%				06/2029	167	165	—	167
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(g)	10.45%				06/2029	647	612	0.2	647
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	10.45%				06/2029	337	311	0.1	338
Arrow Buyer, Inc.#	One stop	SF +	5.75%	(j)	11.08%				07/2030	2,038	1,994	0.5	2,038
Arrow Buyer, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(6)	—	—
Arrow Buyer, Inc.	One stop	SF +	5.75%	(j)	11.08%				07/2030	134	133	—	134
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.#	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Auvik Networks Inc.(8)(11)(23)	One stop	SF +	6.25%	(j)	8.33%	cash/	3.25%	PIK	07/2027	425	422	0.1	425
Auvik Networks Inc.#(8)(11)(23)	One stop	SF +	6.25%	(j)	8.33%	cash/	3.25%	PIK	07/2027	89	89	—	89
Auvik Networks Inc.(8)(11)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Auvik Networks Inc.#(8)(11)(23)	One stop	SF +	6.25%	(j)	8.33%	cash/	3.25%	PIK	07/2027	71	71	—	71
Avetta, LLC#	One stop	SF +	5.75%	(j)	11.10%				10/2030	5,849	5,731	1.4	5,849
Avetta, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(11)	—	—
Azurite Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(i)	11.84%				03/2031	839	827	0.2	827
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(i)	11.84%				03/2031	1,221	1,198	0.3	1,192
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(4)	—	(5)
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(2)	—	(2)
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(2)	—	(2)
Baxter Planning Systems, LLC^(23)	One stop	SF +	6.25%	(j)	8.20%	cash/	3.38%	PIK	05/2031	1,226	1,217	0.3	1,217
Bayshore Intermediate #2, L.P.(23)	One stop	SF +	7.75%	(j)	13.17%				10/2028	4,437	4,392	1.1	4,437
Bayshore Intermediate #2, L.P.(5)	One stop	SF +	6.75%		N/A(6)				10/2027	—	(2)	—	—
Bloomerang, LLC^	One stop	SF +	6.00%	(j)	11.33%				12/2029	4,643	4,601	1.2	4,643
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(10)	—	—
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(13)	—	—
Bonterra LLC^(23)	One stop	SF +	8.00%	(j)	13.33%				09/2027	4,828	4,775	1.2	4,779
Bonterra LLC^	One stop	SF +	7.25%	(j)	12.58%				09/2027	3,591	3,563	0.9	3,555
Bonterra LLC	One stop	SF +	7.25%	(j)	12.59%				09/2027	124	122	—	122
Bottomline Technologies, Inc.^	One stop	SF +	5.25%	(i)	10.59%				05/2029	1,540	1,519	0.4	1,525
Bottomline Technologies, Inc.#	One stop	SF +	5.75%	(i)	11.09%				05/2029	276	271	0.1	277
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	(2)
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(12)	One stop	SF +	7.25%	(j)	12.57%				01/2029	507	495	0.1	507
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(12)	One stop	SF +	7.25%	(j)	12.57%				01/2029	134	131	—	134
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(12)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(12)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	6.25%	(g)	11.45%				08/2030	648	640	0.2	648
Camelia Bidco Limited#(8)(9)(10)	One stop	A +	6.00%	(e)	10.35%				08/2030	42	40	—	42
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	6.25%	(g)	11.45%				08/2030	92	86	—	92
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
Coupa Holdings, LLC#	One stop	SF +	5.50%	(j)	10.83%				02/2030	3,079	3,009	0.8	3,079
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2030	—	(4)	—	—
Crewline Buyer, Inc.#	One stop	SF +	6.75%	(j)	12.08%				11/2030	11,589	11,431	2.9	11,589
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	$—	$(17)	—%	$—
Daxko Acquisition Corporation	One stop	SF +	5.50%	(i)	10.94%				10/2028	1,534	1,525	0.4	1,519
Daxko Acquisition Corporation	One stop	SF +	5.50%	(i)	10.94%				10/2028	129	128	—	128
Daxko Acquisition Corporation	One stop	P +	4.50%	(a)	13.00%				10/2027	27	26	—	25
Daxko Acquisition Corporation	One stop	SF +	5.50%	(i)	10.94%				10/2028	8	8	—	8
Denali Bidco Limited#(8)(9)(10)	One stop	SN +	5.75%	(g)	10.95%				08/2030	1,021	999	0.3	1,026
Denali Bidco Limited#(8)(9)(10)	One stop	E +	5.75%	(c)	9.47%				08/2030	251	249	0.1	252
Denali Bidco Limited#(8)(9)(10)	One stop	E +	5.50%	(c)	9.22%				08/2030	1,737	1,694	0.4	1,737
Denali Bidco Limited(8)(9)(10)	One stop	E +	5.75%	(c)	9.47%				08/2030	351	341	0.1	353
Denali Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(18)	—	—
Dragon UK Bidco Limited(8)(9)(10)	One stop	SN +	5.75%	(g)	10.95%				02/2029	815	842	0.2	799
Dragon UK Bidco Limited(8)(9)(10)	One stop	CA +	5.75%	(l)	10.53%				02/2029	476	500	0.1	466
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(4)
Evergreen IX Borrower 2023, LLC#	One stop	SF +	6.00%	(j)	11.33%				09/2030	5,491	5,368	1.4	5,491
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(13)	—	—
Gainsight, Inc.(23)	One stop	SF +	6.75%	(j)	12.23%	PIK			07/2027	738	733	0.2	738
Gainsight, Inc.(23)	One stop	SF +	6.75%	(j)	12.23%	PIK			07/2027	62	61	—	62
GTY Technology Holdings, Inc.#(23)	One stop	SF +	6.88%	(j)	7.91%	cash/	4.30%	PIK	07/2029	1,801	1,777	0.4	1,801
GTY Technology Holdings, Inc.^(23)	One stop	SF +	6.88%	(j)	7.92%	cash/	4.30%	PIK	07/2029	1,176	1,158	0.3	1,176
GTY Technology Holdings, Inc.(23)	One stop	SF +	6.88%	(j)	7.91%	cash/	4.30%	PIK	07/2029	216	214	0.1	216
GTY Technology Holdings, Inc.	One stop	P +	5.25%	(a)	13.75%				07/2029	28	27	—	28
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(9)	—	2
GTY Technology Holdings, Inc.(23)	One stop	SF +	7.13%	(j)	8.01%	cash/	4.45%	PIK	07/2029	285	282	0.1	285
Hornet Security Holding GMBH#(8)(9)(19)	One stop	E +	6.50%	(d)	10.39%				02/2031	2,361	2,351	0.6	2,331
Hornet Security Holding GMBH#(8)(9)(19)	One stop	E +	6.50%	(d)	10.43%				02/2031	1,574	1,567	0.4	1,554
Hornet Security Holding GMBH(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				08/2030	—	—	—	(2)
Hornet Security Holding GMBH(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				02/2031	—	(9)	—	(10)
Hyland Software, Inc.#	One stop	SF +	6.00%	(i)	11.34%				09/2030	13,292	13,115	3.3	13,292
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.#	One stop	SF +	6.50%	(j)	11.83%				01/2030	7,751	7,607	1.9	7,751
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(14)	—	—
ICIMS, Inc.#(23)	One stop	SF +	7.25%	(j)	8.70%	cash/	3.88%	PIK	08/2028	14,347	14,189	3.5	14,060
ICIMS, Inc.	One stop	SF +	6.75%	(j)	12.08%				08/2028	28	25	—	23
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(52)
IQN Holding Corp. #	One stop	SF +	5.25%	(j)	10.60%				05/2029	929	922	0.2	929
IQN Holding Corp.	One stop	SF +	5.25%	(j)	10.60%				05/2028	8	8	—	8
Island Bidco AB^(8)(16)	One stop	SF +	3.50%	(k)	8.76%				07/2028	1,041	1,036	0.3	1,041
Island Bidco AB#(8)(9)(16)(23)	One stop	E +	7.25%	(b)(d)	3.65%	cash/	7.25%	PIK	07/2028	380	369	0.1	380
Island Bidco AB#(8)(16)(23)	One stop	SF +	7.00%	(k)	8.76%	cash/	3.50%	PIK	07/2028	177	176	—	177
Island Bidco AB(8)(16)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(8)(9)(16)	One stop	E +	6.50%	(d)	10.38%				07/2028	18	18	—	18
Kaseya Inc.#(23)	One stop	SF +	5.50%	(j)	10.83%				06/2029	4,274	4,230	1.1	4,274
Kaseya Inc.(23)	One stop	SF +	5.50%	(j)	10.83%				06/2029	41	40	—	41
Kaseya Inc.	One stop	SF +	5.50%	(j)	10.83%				06/2029	16	14	—	16
Kaseya Inc.(23)	One stop	SF +	5.50%	(j)	10.82%				06/2029	13	10	—	13
LeadsOnline, LLC#	One stop	SF +	4.75%	(j)	10.15%				02/2028	2,062	2,015	0.5	2,062
LeadsOnline, LLC#	One stop	SF +	4.75%	(j)	10.15%				02/2028	364	356	0.1	364
LeadsOnline, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC#	One stop	SF +	4.75%	(j)	10.18%				02/2028	204	203	0.1	204
Ministry Brands Holdings LLC^	One stop	SF +	5.50%	(i)	10.94%				12/2028	1,178	1,170	0.3	1,154
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(i)	10.94%				12/2028	338	336	0.1	332
Ministry Brands Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	(1)	—	(2)
Navex TopCo, Inc.#	One stop	SF +	5.50%	(i)	10.83%				11/2030	11,062	10,861	2.7	11,062
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(17)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Naviga Inc.(7)	Senior secured	SF +	7.00%	(j)	12.33%				07/2024	$6	$6	—%	$3
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(5)(8)(9)(12)	One stop	E +	5.75%		N/A(6)				11/2029	—	(9)	—	(9)
Panzura, LLC(23)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	56	52	—	50
Pineapple German Bidco GMBH#(8)(9)(19)(23)	One stop	E +	7.00%	(b)	10.65%	PIK			01/2031	3,177	3,164	0.8	3,137
Pineapple German Bidco GMBH(8)(9)(19)	One stop	E +	7.00%	(b)	10.65%				01/2031	217	216	0.1	214
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop	E +	7.00%		N/A(6)				01/2031	—	(15)	—	(16)
PING Identity Holding Corp.#	One stop	SF +	7.00%	(i)	12.34%				10/2029	910	899	0.2	910
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(j)	12.08%				09/2028	239	238	0.1	239
ProcessUnity Holdings, LLC#	One stop	SF +	6.75%	(j)	12.08%				09/2028	146	144	—	146
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(j)	12.08%				09/2028	48	47	—	48
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(i)	12.09%				09/2028	9	8	—	9
QAD, Inc.^	One stop	SF +	5.25%	(i)	10.59%				11/2027	3,847	3,826	1.0	3,847
QAD, Inc.(5)	One stop	SF +	5.25%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	10.60%				06/2029	2,403	2,387	0.6	2,403
Quant Buyer, Inc.#	One stop	SF +	5.25%	(j)	10.60%				06/2029	2,025	2,011	0.5	2,025
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(34)	—	—
Rainforest Bidco Limited(8)(9)(10)(23)	One stop	SN +	6.05%	(g)	8.70%	cash/	2.55%	PIK	07/2029	725	670	0.2	703
Rainforest Bidco Limited(8)(10)(23)	One stop	SF +	6.05%	(h)	8.81%	cash/	2.55%	PIK	07/2029	135	134	—	132
Rainforest Bidco Limited(8)(9)(10)(23)	One stop	SN +	6.05%	(g)	8.70%	cash/	2.55%	PIK	07/2029	53	49	—	52
Rainforest Bidco Limited(8)(9)(10)	One stop	SN +	4.00%	(g)	9.20%				07/2029	1,837	1,762	0.5	1,837
Riskonnect Parent, LLC#^	One stop	SF +	5.50%	(j)	10.98%				12/2028	4,159	4,132	1.0	4,137
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(2)	—	(2)
Riskonnect Parent, LLC	One stop	SF +	5.50%	(j)	10.98%				12/2028	102	102	—	102
Riskonnect Parent, LLC#	One stop	SF +	5.50%	(j)	10.83%				12/2028	3,356	3,320	0.8	3,323
Riskonnect Parent, LLC	One stop	SF +	5.50%	(j)	10.83%				12/2028	2,361	2,334	0.6	2,338
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(2)	—	(2)
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.00%	(i)	11.33%				08/2029	17,386	17,132	4.3	17,386
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(4)	—	—
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	5.50%	(c)	9.41%				07/2029	1,832	1,698	0.5	1,832
Sapphire Bidco Oy#(8)(9)(15)	One stop	E +	5.75%	(c)	9.64%				07/2029	150	146	—	150
Sapphire Bidco Oy#(8)(9)(15)	One stop	E +	5.75%	(c)	9.64%				07/2029	941	937	0.2	945
Templafy APS and Templafy, LLC#(8)(18)	One stop	SF +	6.00%	(j)	11.48%				07/2028	554	544	0.1	554
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(2)	—	—
Togetherwork Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(12)	—	(11)
Togetherwork Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(8)	—	(8)
Togetherwork Holdings, LLC^	One stop	SF +	5.25%	(i)	10.58%				05/2031	8,684	8,610	2.1	8,619
Vantage Bidco GMBH#(8)(9)(19)(23)	One stop	E +	6.25%	(c)	9.97%				04/2031	2,515	2,468	0.6	2,484
Vantage Bidco GMBH(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				10/2030	—	(6)	—	(5)
Vendavo, Inc.	One stop	SF +	5.75%	(j)	11.19%				09/2027	1,091	1,086	0.3	1,026
Vendavo, Inc.	One stop	SF +	5.75%	(j)(k)	11.22%				09/2027	144	143	—	135
WebPT, Inc.	One stop	SF +	6.75%	(j)	12.20%				01/2028	35	34	—	34
Zendesk, Inc.#(23)	One stop	SF +	6.25%	(j)	11.60%				11/2028	9,451	9,316	2.3	9,451
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(17)	—	—
										203,323	200,225	50.2	202,309
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.25%	(j)	10.73%				02/2028	879	867	0.2	879
Ave Holdings III, Corp^	One stop	SF +	5.25%	(j)	10.73%				02/2028	655	651	0.2	655
Ave Holdings III, Corp	One stop	SF +	5.25%	(j)	10.73%				02/2028	86	85	—	86
Ave Holdings III, Corp(5)	One stop	SF +	5.25%		N/A(6)				02/2028	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Biscuit Parent, LLC#	One stop	SF +	4.75%	(j)	10.08%				02/2031	$6,033	$5,990	1.5%	$6,033
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(13)	—	—
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(j)	10.33%				10/2029	11,272	11,173	2.8	11,272
CVP Holdco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(4)	—	(4)
CVP Holdco, Inc.^	One stop	SF +	5.00%	(j)	10.33%				06/2031	4,020	3,980	1.0	3,980
CVP Holdco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(5)	—	(5)
PetVet Care Centers LLC#	One stop	SF +	6.00%	(i)	11.34%				11/2030	4,451	4,370	1.1	4,317
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(12)	—	(20)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(5)	—	—
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(j)	11.10%				08/2029	14,424	14,237	3.5	14,279
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	2,392	2,356	0.6	2,320
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	553	548	0.1	536
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	101	101	—	98
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	100	93	—	97
PPV Intermediate Holdings, LLC(23)	One stop	N/A			14.75%	PIK			08/2030	57	55	—	57
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(6)	—	(4)
Radiance Borrower, LLC(5)	One stop	SF +	5.25%		N/A(6)				06/2031	—	(5)	—	(5)
Radiance Borrower, LLC^(23)	One stop	SF +	5.75%	(i)	8.34%	cash/	2.75%	PIK	06/2031	6,376	6,328	1.6	6,328
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	4,698	4,654	1.2	4,698
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	311	308	0.1	311
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	307	304	0.1	307
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	243	241	0.1	243
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(j)	14.33%				09/2029	239	237	0.1	237
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(k)	14.26%				09/2029	40	37	—	39
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	101	100	—	101
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	77	76	—	77
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	71	70	—	71
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(2)	—	—
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(7)	—	—
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(8)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(k)	10.90%				08/2028	139	137	—	139
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(j)(k)	14.11%				09/2029	123	122	—	122
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%				08/2028	94	93	—	94
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(j)	14.33%				09/2029	12	12	—	12
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	11.08%				09/2029	483	479	0.1	483
Salon Lofts Group, LLC(5)	Second lien	SF +	9.00%		N/A(6)				09/2029	—	(7)	—	(7)
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(k)	14.30%				09/2029	45	45	—	45
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.#(8)	One stop	SF +	5.25%	(j)	10.58%				12/2029	1,074	1,058	0.3	1,066
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(8)	One stop	SF +	5.25%	(i)	10.59%				12/2028	162	158	—	159
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)(8)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(2)	—	(2)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.#(8)(9)	One stop	C +	5.25%	(f)	10.53%				12/2029	2,431	2,403	0.6	2,413
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(i)	10.96%				04/2028	454	450	0.1	436
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(i)	10.96%				04/2028	173	171	—	166
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(i)	10.96%				04/2028	9	9	—	7
										62,685	61,921	15.3	62,116
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Water Utilities
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(k)	9.84%	11/2026	$118	$117	—%	$118
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(i)	9.94%	11/2026	12	12	—	12
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%		N/A(6)	10/2026	—	—	—	—
Vessco Midco Holdings, LLC	Senior secured	SF +	5.25%	(k)	10.60%	11/2026	39	38	—	39
Vessco Midco Holdings, LLC	Senior secured	SF +	5.00%	(k)	10.36%	11/2026	29	29	—	29
							198	196	—	198

Total debt investments							616,230	607,276	151.8	612,102
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(20)(21)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	21	$207	0.1%	$189
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		N/A	—	51	—	39
Go Car Wash Parent, Corp.(22)	Preferred stock	N/A	17.00%	Non-Cash	N/A	—	332	0.1	332
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		N/A	—	166	—	29
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	1	81	—	100
POY Holdings, LLC	LLC units	N/A	N/A		N/A	41	20	—	98
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A		N/A	125	125	0.1	125
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		N/A	25	25	—	25
Yorkshire Parent, Inc.	LP units	N/A	N/A		N/A	—	45	—	45
							845	0.2	793
Building Products
BECO Holding Company, Inc.(22)	Preferred stock	N/A	11.75%	Non-Cash	N/A	15	1,834	0.5	1,958
BECO Holding Company, Inc.	LP interest	N/A	N/A		N/A	1	103	—	126
							1,937	0.5	2,084
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		N/A	36	36	—	46
FR Vision Holdings, Inc.	LP units	N/A	N/A		N/A	—	38	—	39
Radwell Parent, LLC	LP units	N/A	N/A		N/A	1	105	0.1	134
							179	0.1	219
Containers & Packaging
Chase Intermediate	LP units	N/A	N/A		N/A	19	10	—	21

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A		N/A	32	81	—	81
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	93	93	—	117
EMS LINQ, LLC	LP interest	N/A	N/A		N/A	33	33	—	32
HS Spa Holdings, Inc.	Common stock	N/A	N/A		N/A	31	31	—	30
NSG Buyer, Inc. (8)	LP units	N/A	N/A		N/A	1	588	0.2	703
Virginia Green Acquisition, LLC	LP units	N/A	N/A		N/A	33	33	—	36
							859	0.2	999
Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		N/A	—	34	—	16
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		N/A	—	1	—	2
							35	—	18
Healthcare Providers & Services
Suveto Buyer, LLC	Common stock	N/A	N/A		N/A	—	35	—	24

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A		N/A	137	137	—	136

Hotels, Restaurants & Leisure
Harri US LLC	Preferred stock	N/A	N/A		N/A	4	50	—	57
Harri US LLC	LLC units	N/A	N/A		N/A	5	43	—	32
Harri US LLC	Preferred stock	N/A	N/A		N/A	5	30	—	27
Harri US LLC	Warrant	N/A	N/A		N/A	2	7	—	9
Harri US LLC	Warrant	N/A	N/A		N/A	5	—	—	59
							130	—	184
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		N/A	2	34	—	35
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Critical Start, Inc.	Common stock	N/A			N/A		N/A	17	$17	—%	$18
Kentik Technologies, Inc.	Preferred stock	N/A			N/A		N/A	11	63	—	63
Netwrix Corporation	LLC units	N/A			N/A		N/A	4	8	—	12
									88	—	93
Leisure Products
Movement Holdings, LLC	LLC units	N/A			N/A		N/A	—	144	0.1	144

Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	275	275	0.1	275
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	275	—	—	136
PAS Parent Inc.	LP interest	N/A			N/A		N/A	1	82	—	92
PAS Parent Inc.	Preferred stock	N/A			N/A		N/A	—	12	—	17
Reaction Biology Corporation	LLC units	N/A			N/A		N/A	—	38	—	5
									407	0.1	525
Paper & Forest Products
Messenger, LLC	LLC units	N/A			N/A		N/A	1	99	—	64
Messenger, LLC	LLC units	N/A			N/A		N/A	—	—	—	—
									99	—	64
Pharmaceuticals
Cobalt Buyer Sub, Inc.(22)	Preferred stock	SF +	10.00%	(j)	15.33%	Non-Cash	N/A	—	642	0.2	716
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		N/A	—	10	—	11
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		N/A	—	—	—	—
									652	0.2	727
Professional Services
Enboarder, Inc.(8)(13)	Preferred stock	N/A			N/A		N/A	3	32	—	32
Filevine, Inc.	Preferred stock	N/A			N/A		N/A	36	231	0.1	371
Filevine, Inc.	Preferred stock	N/A			N/A		N/A	2	15	—	22
Filevine, Inc.	Warrant	N/A			N/A		N/A	5	8	—	44
Procure Acquireco, Inc.	LP interest	N/A			N/A		N/A	—	42	—	52
									328	0.1	521
Software
Anaplan, Inc.	LP interest	N/A			N/A		N/A	336	336	0.2	519
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		N/A	2	17	—	22
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		N/A	—	2	—	2
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		N/A	243	243	0.1	262
Cynet Security Ltd.(8)(17)	Preferred stock	N/A			N/A		N/A	13	46	—	60
Denali Bidco Limited(8)(10)	LP interest	N/A			N/A		N/A	35	46	—	57
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	26	26	—	44
Kaseya Inc.(22)	Preferred stock	SF +	10.75%	(j)	16.08%	Non-Cash	N/A	2	2,284	0.6	2,424
Kaseya Inc.	LP interest	N/A			N/A		N/A	46	46	—	46
Ministry Brands Holdings LLC	LP interest	N/A			N/A		N/A	46	46	—	42
Onit, Inc.(22)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	53	—	60
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	9
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	1
QAD, Inc.(22)	Preferred stock	N/A			9.00%	Non-Cash	N/A	—	108	0.1	118
QAD, Inc.	Common stock	N/A			N/A		N/A	7	—	—	3
Riskonnect Parent, LLC(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	1	1,206	0.3	1,147
Riskonnect Parent, LLC(22)	Preferred stock	SF +	10.50%	(j)	15.83%	Non-Cash	N/A	1	797	0.2	834
Riskonnect Parent, LLC	LP interest	N/A			N/A		N/A	52	52	—	55
Riskonnect Parent, LLC(22)	Preferred stock	N/A			10.50%	Non-Cash	N/A	—	49	—	49
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A			N/A		N/A	—	8	—	12
Zendesk, Inc.	LP units	N/A			N/A		N/A	21	211	0.1	289
									5,586	1.6	6,055
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp(22)	Preferred stock	N/A	11.50%	Non-Cash	N/A	1	$1,190	0.3%	$1,125
Ave Holdings III, Corp	LP units	N/A	N/A		N/A	—	127	—	97
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	116	—	105
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		N/A	—	5	—	3
							1,438	0.3	1,330

Total equity investments							13,150	3.5	14,161

Total investments							620,426	155.3	626,263

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Money Market (CUSIP 61747C582)			5.1%	(24)			6,727	1.7	6,727

Total investments and money market funds							$627,153	157.0%	$632,990

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2024
(Dollar and share amounts in thousands)

#	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
^	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Australian Interbank Rate (‘‘AUD” or ‘‘A”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Canadian Bankers Acceptance Rate (‘‘CDOR” or ‘‘C”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2024, as the loan may have priced or repriced based on an index rate prior to June 30, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of June 30, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.63% as of June 30, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.71% as of June 30, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.68% as of June 30, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.50% as of June 30, 2024.
(f) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 4.97% as of June 30, 2024.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.20% as of June 30, 2024.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.33% as of June 30, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 5.34% as of June 30, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 5.32% as of June 30, 2024.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 5.25% as of June 30, 2024.
(l) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 4.78% as of June 30, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2024.
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
(6)The entire commitment was unfunded as of June 30, 2024. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of June 30, 2024, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, total non-qualifying assets at fair value represented 8.7% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(23)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2024.
(24)The rate shown is the annualized seven-day yield as of June 30, 2024.
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
Aerospace & Defense
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
Commercial Services & Supplies
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
Containers & Packaging
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
Electronic Equipment, Instruments & Components
CST Holding Company#	One stop	SF +	6.50%	(j)	11.92%		11/2028	2,242	2,185	0.9	2,242
CST Holding Company(5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(1)	—	—
								2,242	2,184	0.9	2,242
Food & Staples Retailing
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
Healthcare Providers & Services
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
Hotels, Restaurants & Leisure
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
Paper & Forest Products
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
Aerospace & Defense
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
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		N/A	36	36	—	42
EGD Security Systems, LLC	Common stock	N/A	N/A		N/A	376	254	0.2	539
Radwell Parent, LLC(20)	LP units	N/A	N/A		N/A	1	105	0.1	132
							395	0.3	713
Containers & Packaging
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
Healthcare Providers & Services
Suveto Buyer, LLC	Common stock	N/A	N/A		N/A	—	35	—	24

Hotels, Restaurants & Leisure
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
Paper & Forest Products
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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GDLC Holdings LLC, GDLC Holdings Coinvest Inc., GDLC Funding LLC (“GDLC Funding”) and GDLC Funding II LLC (“GDLC Funding II”), in its consolidated financial statements.

Cash and cash equivalents and foreign currencies: Cash and cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents: Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2024, interest income included $491 and $1,292, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2023, interest income included $242 and $602, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2024, the Company received loan origination fees of $1,199 and $5,359, respectively. For the three and nine months ended June 30, 2023, the Company received loan origination fees of $200 and $1,550, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2024, investment income included $1,156 and $3,118, respectively, of PIK interest and the Company capitalized PIK interest of $1,064 and $2,971, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2023, investment income included $621 and $1,453, respectively, of PIK interest and the Company capitalized PIK interest of $593 and $1,375, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three and nine months ended June 30, 2024, fee income included $20 and $23 from non-recurring prepayment premiums, respectively. For the three months ended June 30, 2023, fee income included no prepayment premiums. For the nine months ended June 30, 2023, fee income included $4 from non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three and nine months ended June 30, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $14,189 and $33,238, respectively. For the three and nine months ended June 30, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $6,479 and $17,458, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and nine months ended June 30, 2024, the Company recognized PIK and non-cash dividend income of $301 and $852, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2023, the Company recognized PIK and non-cash dividend income of $246 and $694, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2024 and 2023, the Company received no cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and nine months ended June 30, 2024, the Company did not record any dividend income received in cash, and recorded return of capital distributions received in cash of $0 and $97, respectively. For the three and nine months ended June 30, 2023, the Company recorded dividend income received in cash of $0 and $1, respectively, and return of capital distributions received in cash of $85 and $121, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of the non-accrual loan was $3 as of June 30, 2024. As of September 30, 2023, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2024, no amount was recorded for U.S. federal excise tax. For the nine months ended June 30, 2024, $91 was recorded for U.S. federal excise tax. For the three months ended June 30, 2023, no amount was recorded for U.S. federal excise tax. For the nine months ended June 30, 2023, $143 was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2024. The Company’s tax returns for the 2021 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2024 and September 30, 2023, the Company had deferred debt issuance costs of $1,190 and $890, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2024 was $220 and $581, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2023 was $107 and $269, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and nine months ended June 30, 2024, the Company amortized $33 and $96, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2023, the Company amortized $33 and $97, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

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

As of June 30, 2024 and September 30, 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2024		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$492,551	$399,797	$450,551	$231,988

As of June 30, 2024 and September 30, 2023, the ratio of total contributed capital to total capital subscriptions was 81.2% and 51.5%, respectively, and the Company had uncalled capital commitments of $92,754 and $218,563, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLC common stock issued for the nine months ended June 30, 2024 and 2023:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the nine months ended June 30, 2023
Issuance of shares	11/14/22	1,018,651.533	$15.00	$15,280
Issuance of shares	02/06/23	905,468.001	15.00	13,582
Issuance of shares	06/26/23	892,101.000	15.00	13,381
Shares issued for capital drawdowns		2,816,220.534		$42,243
Issuance of shares	12/28/22	945.746	$15.00	$14
Issuance of shares	02/28/23	30,624.251	15.00	460
Issuance of shares	03/21/23	38,331.885	15.00	575
Issuance of shares	05/23/23	104,500.708	15.00	1,567
Issuance of shares	06/21/23	41,130.648	15.00	617
Shares issued through DRIP		215,533.238		$3,233

Shares issued for the nine months ended June 30, 2024
Issuance of shares	10/27/23	1,396,651.533	$15.00	$20,950
Issuance of shares	11/28/23	1,396,651.533	15.00	20,950
Issuance of shares	12/29/23	3,015,877.266	15.00	45,238
Issuance of shares	02/27/24	902,286.667	15.00	13,534
Issuance of shares	03/25/24	1,764,086.666	15.00	26,461
Issuance of shares	05/30/24	871,620.000	15.00	13,074
Issuance of shares	06/24/24	1,840,086.666	15.00	27,602
Shares issued for capital drawdowns		11,187,260.331		$167,809

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

The base management fee incurred for the three and nine months ended June 30, 2024, was $1,451 and $3,706, respectively, and the base management fee irrevocably waived by the Investment Adviser was $483 and $1,234, respectively . The base management fee incurred for the three and nine months ended June 30, 2023, was $667 and $1,858, respectively, and the base management fee irrevocably waived by the Investment Adviser was $445 and $1,239, respectively.

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

For the three and nine months ended June 30, 2024, the Income Incentive Fee incurred was $1,140 and $3,036, respectively. For the three and nine months ended June 30, 2023, the Income Incentive Fee incurred was $554 and $1,460, respectively.

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

For the three and nine months ended June 30, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of both June 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to June 30, 2024.

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

For the three and nine months ended June 30, 2024, the Company accrued a capital gain incentive fee under GAAP of $183 and $542, respectively. For the three and nine months ended June 30, 2023, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of June 30, 2024, there was $542 of cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

As of June 30, 2024 and September 30, 2023, included in accounts payable and other liabilities is $195 and $102, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of June 30, 2024 and September 30, 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2024 were $302 and $761, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2023 were $489 and $650, respectively. As of June 30, 2024 and September 30, 2023, accounts payable and other liabilities included $237 and $225, net of waiver of the reimbursement of operating expenses, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of June 30, 2024, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of June 30, 2024, the Company has issued 6,806,927.360 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102,011 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of June 30, 2024, GDLCF has an aggregate commitment of $250,000. As of June 30, 2024, the Company has issued 11,458,686.988 shares of its common stock to GDLC Feeder Fund L.P. in exchange for aggregate capital contributions totaling $171,775.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2024, permits the Company to borrow a maximum of $70,000 and expires on November 15, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5.    Investments

Investments as of June 30, 2024 and September 30, 2023 consisted of the following:

	As of June 30, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$36,527	$36,090	$36,369	$15,040	$15,386	$14,692
One stop	577,918	569,427	573,985	297,662	293,167	291,791
Second lien	1,417	1,397	1,399	1,207	1,314	1,194
Subordinated debt	368	362	349	243	239	228
Equity	N/A	13,150	14,161	N/A	11,698	12,581
Total	$616,230	$620,426	$626,263	$314,152	$321,804	$320,486

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of June 30, 2024			As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$97,310	15.7%		$55,985	17.4%
Midwest	111,309	17.9		47,193	14.7
Northeast	85,294	13.8		53,912	16.7
Southeast	84,642	13.6		51,327	15.9
Southwest	79,466	12.8		37,625	11.7
West	113,114	18.2		51,697	16.1
Canada	601	0.1		518	0.2
United Kingdom	27,512	4.4		14,046	4.4
Netherlands	4,151	0.7		4,829	1.5
Australia	32	0.0	*	32	0.0	*
Luxembourg	989	0.2		999	0.3
Finland	2,781	0.5		1,695	0.5
Sweden	2,457	0.4		1,349	0.4
Israel	46	0.0	*	46	0.0	*
Denmark	550	0.1		551	0.2
Germany	10,172	1.6		—	—
Total	$620,426	100.0%		$321,804	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2024			As of September 30, 2023
Fair Value:
United States
Mid-Atlantic	$98,658	15.8%		$56,368	17.6%
Midwest	112,678	18.0		47,219	14.7
Northeast	86,093	13.7		53,655	16.7
Southeast	85,393	13.6		51,510	16.1
Southwest	80,252	12.8		37,491	11.7
West	113,968	18.2		51,593	16.1
Canada	609	0.1		517	0.2
United Kingdom	27,735	4.4		13,054	4.1
Netherlands	3,609	0.6		4,241	1.3
Australia	32	0.0	*	32	0.0	*
Luxembourg	1,004	0.2		987	0.3
Finland	2,927	0.5		1,808	0.6
Sweden	2,528	0.4		1,394	0.4
Israel	60	0.0	*	55	0.0	*
Denmark	566	0.1		562	0.2
Germany	10,151	1.6		—	—
Total	$626,263	100.0%		$320,486	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2024 and September 30, 2023 were as follows:

	As of June 30, 2024			As of September 30, 2023
Amortized Cost:
Aerospace & Defense	$7,682	1.2%		$7,695	2.4%
Auto Components	9,508	1.5		1,441	0.4
Automobiles	32,678	5.3		17,268	5.4
Banks	1,533	0.2		—	—
Beverages	5,370	0.9		4,098	1.3
Building Products	5,748	0.9		5,466	1.7
Capital Markets	4,823	0.8		—	—
Chemicals	3,535	0.6		3,530	1.1
Commercial Services & Supplies	32,666	5.3		10,659	3.3
Construction & Engineering	323	0.1		—	—
Containers & Packaging	6,173	1.0		6,130	1.9
Diversified Consumer Services	50,807	8.2		16,223	5.0
Diversified Financial Services	12,035	1.9		7,439	2.3
Electrical Equipment	238	0.0	*	—	—
Electronic Equipment, Instruments & Components	2,136	0.3		2,184	0.7
Food & Staples Retailing	457	0.1		449	0.1
Food Products	11,049	1.8		3,582	1.1
Healthcare Equipment & Supplies	9,147	1.5		1,902	0.6
Healthcare Providers & Services	21,440	3.5		13,731	4.3
Healthcare Technology	7,487	1.2		5,044	1.6
Hotels, Restaurants & Leisure	15,734	2.5		6,239	1.9
Household Durables	—	—		631	0.2
Industrial Conglomerates	4,421	0.7		3,784	1.2
Insurance	36,243	5.8		11,997	3.7
IT Services	19,087	3.1		6,752	2.1
Leisure Products	2,527	0.4		—	—
Life Sciences Tools & Services	13,064	2.1		10,380	3.2
Machinery	8,668	1.4		—	—
Marine	4,496	0.7		4,420	1.4
Media	406	0.1		—	—
Oil, Gas & Consumable Fuels	5,418	0.9		—	—
Paper & Forest Products	2,548	0.4		900	0.3
Pharmaceuticals	5,538	0.9		5,417	1.7
Professional Services	8,075	1.3		7,193	2.2
Software	205,811	33.2		129,527	40.3
Specialty Retail	63,359	10.2		27,593	8.6
Water Utilities	196	0.0	*	130	0.0 *
Total	$620,426	100.0%		$321,804	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2024			As of September 30, 2023
Fair Value:
Aerospace & Defense	$7,918	1.3%		$7,913	2.5%
Auto Components	9,587	1.5		1,430	0.4
Automobiles	32,928	5.3		17,003	5.3
Banks	1,564	0.2		—	—
Beverages	5,464	0.9		4,108	1.3
Building Products	5,922	0.9		5,520	1.7
Capital Markets	4,883	0.8		—	—
Chemicals	2,977	0.5		2,939	0.9
Commercial Services & Supplies	33,231	5.3		11,108	3.5
Construction & Engineering	323	0.1		—	—
Containers & Packaging	6,190	1.0		6,033	1.9
Diversified Consumer Services	51,507	8.2		16,376	5.1
Diversified Financial Services	12,155	1.9		7,426	2.3
Electrical Equipment	243	0.0	*	—	—
Electronic Equipment, Instruments & Components	2,230	0.4		2,242	0.7
Food & Staples Retailing	436	0.1		434	0.1
Food Products	11,139	1.8		3,549	1.1
Healthcare Equipment & Supplies	9,237	1.5		1,918	0.6
Healthcare Providers & Services	20,990	3.3		12,765	4.0
Healthcare Technology	7,555	1.2		4,984	1.6
Hotels, Restaurants & Leisure	15,835	2.5		6,289	2.0
Household Durables	—	—		651	0.2
Industrial Conglomerates	4,433	0.7		3,758	1.2
Insurance	36,896	5.9		12,084	3.8
IT Services	19,291	3.1		6,743	2.1
Leisure Products	2,569	0.4		—	—
Life Sciences Tools & Services	13,232	2.1		10,526	3.3
Machinery	8,769	1.4		—	—
Marine	4,528	0.7		4,320	1.3
Media	406	0.1		—	—
Oil, Gas & Consumable Fuels	5,501	0.9		—	—
Paper & Forest Products	2,541	0.4		859	0.3
Pharmaceuticals	5,518	0.9		5,189	1.6
Professional Services	8,257	1.3		7,235	2.3
Software	208,364	33.3		129,613	40.4
Specialty Retail	63,446	10.1		27,340	8.5
Water Utilities	198	0.0	*	131	0.0 *
Total	$626,263	100.0%		$320,486	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2024 and 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2024 and September 30, 2023, were valued using Level 3 inputs. As of June 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2024 and September 30, 2023:

As of June 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$612,102	$612,102
Equity investments(1)	—	—	14,161	14,161
Money market funds(1)(2)	6,727	—	—	6,727
Total assets, at fair value:	$6,727	$—	$626,263	$632,990

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$307,905	$307,905
Equity investments(1)	—	—	12,581	12,581
Money market funds(1)(2)	14,996	—	—	14,996
Total assets, at fair value:	$14,996	$—	$320,486	$335,482

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2024, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2024 was $2,708 and $6,410, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2023 was $934 and $1,878, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2024 and 2023:

	For the nine months ended June 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$307,905	$12,581	$320,486
Net change in unrealized appreciation (depreciation) on investments	6,199	128	6,327
Net translation of investments in foreign currencies	828	—	828
Realized gain (loss) on investments	—	924	924
Realized gain (loss) on translation of investments in foreign currencies	(377)	—	(377)
Fundings of (proceeds from) revolving loans, net	770	—	770
Fundings of investments	306,902	1,123	308,025
PIK interest and non-cash dividends	2,971	852	3,823
Proceeds from principal payments and sales of portfolio investments	(14,388)	(1,447)	(15,835)
Accretion of discounts and amortization of premiums	1,292	—	1,292
Fair value, end of period	$612,102	$14,161	$626,263

	For the nine months ended June 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$192,105	$9,731	$201,836
Net change in unrealized appreciation (depreciation) on investments	1	178	179
Net translation of investments in foreign currencies	1,705	—	1,705
Realized gain (loss) on translation of investments in foreign currencies	(22)	—	(22)
Fundings of (proceeds from) revolving loans, net	779	—	779
Fundings of investments	70,131	2,378	72,509
PIK interest and non-cash dividends	1,375	694	2,069
Proceeds from principal payments and sales of portfolio investments	(4,180)	(808)	(4,988)
Accretion of discounts and amortization of premiums	602	—	602
Fair value, end of period	$262,496	$12,173	$274,669

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and September 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$36,369	Yield analysis	Market interest rate	9.0% - 13.0% (9.8%)
		Market comparable companies	EBITDA multiples	2.1x - 33.3x (10.7x)
One stop loans(3)	$555,727	Yield analysis	Market interest rate	7.0% - 19.3% (10.3%)
		Market comparable companies	EBITDA multiples	6.8x - 39.0x (16.5x)
		Market comparable companies	Revenue multiples	3.0x - 18.4x (9.1x)
	18,258	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$1,748	Yield analysis	Market interest rate	9.3% - 15.8% (11.3%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (12.2x)
Equity(4)	$14,161	Market comparable companies	EBITDA multiples	8.5x - 23.5x (16.9x)
			Revenue multiples	3.0x - 18.4x (13.3x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$3 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $430,492 and $125,235 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(4)The Company valued $12,115 and $2,046 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$239,969	$239,969	$109,347	$109,347

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2024, the Company’s asset coverage for borrowed amounts was 265.2%.

PNC Facility: On March 21, 2022, the Company and GDLC Funding entered into a revolving credit and security agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC Bank”), as administrative agent, collateral agent and a lender and PNC Capital Markets LLC, as structuring agent. On August 16, 2022, the Company entered into a Joinder and First Amendment on the PNC Facility to add GDLCF, as a Borrower and Golub Onshore GP 3, LLC (“Feeder GP”), the general partner to GDLCF, which is controlled by the Investment Adviser. As of June 30, 2024, the PNC Facility allowed the Company to borrow an aggregate amount of up to $220,000, subject to leverage and borrowing base restrictions, with a stated maturity date of March 21, 2025. Through a series of amendments, most recently on April 23, 2024, the Company amended the PNC Facility with PNC Bank to, among other things, (i) increase the borrowing capacity from $170,000 to $220,000, (ii) update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest at the applicable base rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility and (iii) replace the applicable reference rate with respect to borrowings denominated in Canadian dollars, to CORRA, and otherwise conforms the PNC Facility to accommodate CORRA as the reference rate for certain borrowings denominated in Canadian dollars. The other material terms of the PNC Facility were unchanged.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2024, the PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either the CORRA, €STR, SONIA, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.10% to 2.45% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. As of June 30, 2024 and September 30, 2023, the Company had outstanding debt of $184,769 and $109,347, respectively, under the PNC Facility.

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$3,770	$1,474	$9,841	$3,762
Facility fees	18	18	72	43
Amortization of debt issuance costs	191	107	552	269
Total interest expense	$3,979	$1,599	$10,465	$4,074
Cash paid for interest expense	$3,415	$1,299	$7,921	$2,855
Annualized average stated interest rate (1)	7.7%	7.1%	7.7%	6.5%
Average outstanding balance	$197,168	$83,766	$171,215	$77,839
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

DB Credit Facility: On May 14, 2024 (the “DB Credit Facility Effective Date”), the Company and GDLC Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents party thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GDLC Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through May 14, 2027, unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the DB Credit Facility Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. As of June 30, 2024, the DB Credit Facility allowed GDLC Funding II to borrow up to $150,000.

As of June 30, 2024, the DB Credit Facility bears interest at the applicable base rate plus 2.25% per annum during the DB Credit Facility Revolving Period and 2.75% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month term CORRA plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any other advances denominated in U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.

The DB Credit Facility is secured by all of the assets held by GDLC Funding II. GDLC Funding II has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the Investment Company Act of 1940.

The Company transfers certain loans and debt securities it has originated or acquired from time to time to GDLC Funding II through a sale and contribution agreement and causes GDLC Funding II to originate or acquire loans, consistent with the Company’s investment objectives.

As of June 30, 2024, the Company had outstanding debt of $55,200 under the DB Credit Facility.

For the three and nine months ended June 30, 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates, and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,	Nine months ended June 30,
	2024	2024
Stated interest expense	$384	$384
Facility fees	88	88
Amortization of debt issuance costs	29	29
Total interest expense	$501	$501
Cash paid for interest expense	$—	$—
Annualized average stated interest rate (1)	7.7%	7.7%
Average outstanding balance	$20,072	$6,666
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2024 and September 30, 2023, the Company was permitted to borrow up to $70,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of November 15, 2024. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR in effect as of June 30, 2024 was 5.0%. As of June 30, 2024 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Stated interest expense	$2	$185	$2	$481
Cash paid for interest expense	2	477	$2	605
Annualized average stated interest rate (1)	4.8%	5.1%	4.8%	4.8%
Average outstanding balance	$173	$14,512	$61	$13,431
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

For the three and nine months ended June 30, 2024, the average total debt outstanding was $217,413 and $177,942, respectively. For the three and nine months ended June 30, 2023, the average total debt outstanding was $98,278 and $91,270, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
For the three and nine months ended June 30, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 8.3% and 8.2% , respectively. For the three and nine months ended June 30, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 7.3% and 6.7%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$55,200	$—	$—	$—	$55,200
PNC Facility	184,769	184,769	—	—	—
Total borrowings	$239,969	$184,769	$—	$—	$55,200

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2024, the Company had outstanding commitments to fund investments totaling $155,843, including $39,483 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $53,557, including $11,692 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2024 and September 30, 2023, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2024	2023
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.60)	(1.25)
Net investment income - after tax	1.26	1.26
Net realized gain (loss) on investment transactions	0.03	0.02
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.31	(0.03)
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	11.00%	8.56%
Number of common shares outstanding	26,889,900.217	12,098,235.820

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets *	11.24%	11.23%
Ratio of total expenses to average net assets * (5)	7.85%	7.27%
Ratio of management fee waiver to average net assets *	(0.52)%	(1.06)%
Ratio of incentive fees to average net assets (5)	1.12%	0.93%
Ratio of excise tax to average net assets (5)	0.03%	0.09%
Ratio of net expenses to average net assets * (5)	7.33%	6.21%
Ratio of total expenses (without incentive fees) to average net assets * (5)	6.73%	5.28%
Total return based on average net asset value(6)	10.71%	8.56%
Total return based on average net asset value - annualized(6) *	14.30%	11.44%
Net assets at end of period	$403,349	$181,473
Average debt outstanding	$177,942	$91,270
Average debt outstanding per share	$6.62	$7.54
Portfolio Turnover *	4.35%	2.72%
Asset coverage ratio(7)	265.16%	284.31%
Asset coverage ratio per unit(8)	$2,652	$2,843
Average market value per unit(9):
PNC Facility	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

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
(9)Not applicable as the Adviser Revolver, PNC Facility and DB Credit Facility are not registered for public trading.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Earnings available to stockholders	$12,350	$5,608	$34,065	$13,390
Basic and diluted weighted average shares outstanding	24,626,242	11,158,826	21,295,422	10,463,416
Basic and diluted earnings per share	$0.50	$0.50	$1.60	$1.28

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2024
08/03/2023	10/20/2023	12/28/2023	15,702,639.886	$0.1455	$2,284
11/17/2023	11/20/2023	12/28/2023	17,099,291.419	0.1619	2,768
11/17/2023	12/15/2023	02/21/2024	18,495,942.952	0.1596	2,953
11/17/2023	01/19/2024	03/20/2024	21,511,820.218	0.1371	2,948
02/02/2024	02/26/2024	05/22/2024	21,511,820.218	0.2181	4,692
02/02/2024	03/15/2024	05/22/2024	22,414,106.885	0.2708	6,070
02/02/2024	04/19/2024	06/17/2024	24,178,193.551	0.1358	3,283
05/03/2024	05/27/2024	08/21/2024	24,178,193.551	0.2292	5,543
05/03/2024	06/21/2024	08/21/2024	25,049,813.551	0.1407	3,524
Total dividends declared for the nine months ended June 30, 2024					$34,065

For the nine months ended June 30, 2023
08/05/2022	10/18/2022	12/28/2022	9,066,482.048	$0.1073	$973
11/18/2022	11/21/2022	12/28/2022	10,085,133.581	0.0418	422
11/18/2022	12/15/2022	02/28/2023	10,085,133.581	0.1097	1,106
11/18/2022	01/17/2023	03/21/2023	10,086,079.327	0.1373	1,384
02/07/2023	02/24/2023	05/23/2023	10,991,547.328	0.1535	1,687
02/07/2023	03/17/2023	05/23/2023	11,022,171.579	0.1966	2,166
02/07/2023	04/28/2023	06/21/2023	11,060,503.464	0.1362	1,506
05/05/2023	05/26/2023	08/22/2023	11,165,004.172	0.1806	2,016
05/05/2023	06/16/2023	08/22/2023	11,165,004.172	0.1868	2,086
Total dividends declared for the nine months ended June 30, 2023					$13,346

The Company did not have distributions reinvested during the three and nine months ended June 30, 2024. The following table summarizes the Company’s distributions reinvested during the three and nine months ended June 30, 2023:

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

On July 1, 2024, the Company entered into additional commitments of $20,000 from GDLCF.

On July 11, 2024, GDLC Funding II and the Company entered into an amendment to the DB Credit Facility, to among other things, increase the borrowing capacity under the DB Credit Facility from $150,000 to $300,000 and decrease the applicable margin to 2.20% per annum during the DB Credit Facility Revolving Period, and 2.70% per annum after the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged.

On May 3, 2024 and August 2, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

August 27, 2024	November 19, 2024
In an amount (if positive) such that the net asset value of the Company as of August 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2024 through August 31, 2024 and the payment of this distribution is $15.00 per share.

September 17, 2024	November 19, 2024
In an amount (if positive) such that the net asset value of the Company as of September 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2024 through September 30, 2024 and the payment of this distribution is $15.00 per share.

October 15, 2024	December 18, 2024
In an amount (if positive) such that the net asset value of the Company as of October 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2024 through October 31, 2024 and the payment of this distribution is $15.00 per share.

On July 25, 2024, the Company issued a capital call to stockholders that is due on August 5, 2024. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	7/25/2024	1,941,753.333	$15.00	$29,126

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $70.0 billion in capital under management as of April 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of June 30, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$36,369	5.8%	$14,692	4.6%
One stop	573,985	91.6	291,791	91.0
Second lien	1,399	0.2	1,194	0.4
Subordinated debt	349	0.1	228	0.1
Equity	14,161	2.3	12,581	3.9
Total	$626,263	100.0%	$320,486	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2024 and September 30, 2023, one stop loans included $125.2 million and $77.8 million, respectively, of recurring revenue loans at fair value.

As of June 30, 2024 and September 30, 2023, we had debt and equity investments in 204 and 151 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, as well as the annualized total return based on our average net asset value, in each case, and our net investment income - return on equity for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and June 30, 2023:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Weighted average income yield(1)*	11.9%	12.1%	12.1%	11.2%
Weighted average investment income yield(2)*	12.3%	12.5%	12.5%	11.5%
Total return based on average net asset value(3)*	13.5%	16.8%	14.3%	11.4%
Net investment income - return on equity(4)*	11.0%	11.2%	11.2%	11.2%

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

As of June 30, 2024, GDLC has earned an inception-to-date internal rate of return, or IRR, of 12.4% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the nine months ended June 30, 2024 and 2023, GDLC earned a fiscal year-to-date IRR of 17.0% and 11.8%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On July 1, 2024, we entered into additional commitments of $20,000 from GDLC Feeder Fund, L.P.(“GDLCF”).

On July 11, 2024, we entered into an amendment to the DB Credit Facility (as defined in Note 7 of our consolidated financial statements), to among other things, increase the borrowing capacity under the DB Credit Facility from $150.0 million to $300.0 million and decrease the applicable margin to 2.20% per annum during the DB Credit Facility Revolving Period, and 2.70% per annum after the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged.

On May 3, 2024 and August 2, 2024, our board of directors declared distributions to holders of record as set forth in the table below:

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

August 27, 2024	November 19, 2024
In an amount (if positive) such that our net asset value as of August 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2024 through August 31, 2024 and the payment of this distribution is $15.00 per share.

September 17, 2024	November 19, 2024
In an amount (if positive) such that our net asset value as of September 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2024 through September 30, 2024 and the payment of this distribution is $15.00 per share.

October 15, 2024	December 18, 2024
In an amount (if positive) such that our net asset value as of October 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2024 through October 31, 2024 and the payment of this distribution is $15.00 per share.

On July 25, 2024, we issued a capital call to stockholders that is due on August 5, 2024. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	7/25/2024	1,941,753.333	$15.00	$29.1	million

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

Consolidated operating results for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023	June 30, 2024 vs. June 30, 2023
	(In thousands)			(In thousands)
Interest income	$15,302	$13,689	$1,613	$39,766	$18,028	$21,738
Payment-in-kind interest income	1,156	1,017	139	3,118	1,453	1,665
Accretion of discounts and amortization of premiums	491	430	61	1,292	602	690
Non-cash dividend income	301	290	11	852	694	158
Dividend income	—	—	—	—	1	(1)
Fee income	80	39	41	151	49	102
Total investment income	17,330	15,465	1,865	45,179	20,827	24,352
Net expenses	7,252	6,280	972	18,303	7,540	10,763
Net investment income - before tax	10,078	9,185	893	26,876	13,287	13,589
Excise tax	—	16	(16)	91	143	(52)
Net investment income - after tax	10,078	9,169	909	26,785	13,144	13,641
Net realized gain (loss) on investment transactions	640	24	616	676	195	481
Net change in unrealized appreciation (depreciation) on investment transactions	1,632	4,517	(2,885)	6,604	51	6,553
Net increase (decrease) in net assets resulting from operations	$12,350	$13,710	$(1,360)	$34,065	$13,390	$20,675
Average earning debt investments, at fair value	$559,905	$489,870	$70,035	$476,506	$235,217	$241,289
Average earning preferred equity investments, at fair value	$8,559	$8,064	$495	$8,136	$7,109	$1,027

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

Investment Income

Investment income increased from the three months ended March 31, 2024 to the three months ended June 30, 2024 by $1.9 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $70.0 million, which offset the impact of spread compression.

Investment income increased from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 by $24.4 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $241.3 million coupled with rising interest base rates outstanding for the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023.

The annualized income yield by debt security type for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023 are as follows:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Senior secured	11.2%	11.4%	11.3%	9.9%
One stop	11.8%	12.0%	12.0%	11.1%
Second lien	13.3%	13.4%	14.1%	13.3%
Subordinated debt	13.6%	13.8%	13.4%	12.8%

Income yields on senior secured and one stop loans decreased for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 primarily due to the impact of spread compression on new investments and, to a lesser extent, amendments to existing loans. Income yields on senior secured and one stop loans increased for the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023, primarily due to rising interest base rates outstanding for the nine months ended June 30, 2024 as compared to the nine months ended

June 30, 2023. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.7% of our loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2024 and September 30, 2023, the weighted average base rate floor of our loans was 0.75% and 0.73%, respectively.

As of June 30, 2024, we have second lien investments in two portfolio companies and subordinated debt investments in four portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023	June 30, 2024 vs. June 30, 2023
	(In thousands)
Interest and facility fee expenses	$4,262	$3,435	$827	$10,387	$4,286	$6,101
Amortization of debt issuance costs	220	189	31	581	269	312
Base management fee, net of waiver	968	838	130	2,472	619	1,853
Income incentive fee	1,140	1,058	82	3,036	1,460	1,576
Capital gain incentive fee accrued under GAAP	183	359	(176)	542	—	542
Professional fees	213	198	15	613	591	22
Administrative service fee	195	157	38	470	241	229
General and administrative expenses	71	46	25	202	74	128
Net expenses	$7,252	$6,280	$972	$18,303	$7,540	$10,763
Average debt outstanding	$217,413	$179,347	$38,066	$177,942	$91,270	$86,672

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $0.9 million from the three months ended March 31, 2024 to the three months ended June 30, 2024 primarily due to an increase in average debt outstanding of $38.1 million.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $6.4 million from the nine months ended June 30, 2023 to the nine months ended June 30, 2024 primarily due to an increase in average debt outstanding of $86.7 million as well as rising interest base rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the nine months ended June 30, 2024 and 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended June 30, 2024 and March 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.3% and 8.1%, respectively. For the nine months ended June 30, 2024 and 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.2% and 6.7%, respectively.

The effective average interest rate increased for the three months ended March 31, 2024 to the three months ended June 30, 2024 primarily due to the applicable margin rate in effect on our PNC Facility increasing to the top end of the range due to the degree of uncalled capital commitment coverage under the PNC Facility’s borrowing base and, to a lesser extent, facility fees associated with our new DB Credit Facility. The effective average interest rate increased for the nine months ended June 30, 2023 to the nine months ended June 30, 2024 primarily due to rising interest base rates on our borrowings from our floating rate debt facilities and, to a lesser extent, increased interest rate spreads outstanding on our PNC Facility and, to a lesser extent, facility fees associated with our new DB Credit Facility.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets for both the three months ended March 31, 2024 to the three months ended June 30, 2024 and for the nine months ended June 30, 2023 to the nine months ended June 30, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $0.1 million from the three months ended March 31, 2024 to the three months ended June 30, 2024, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth. The Income Incentive Fee increased by $1.6 million from the nine months ended June 30, 2023 to the nine months ended June 30, 2024, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising interest base rates and an increase in accretion income during the first three quarters of fiscal year 2024. For each of the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 10.0%.

As of June 30, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2024, there was $0.5 million in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the three and nine months ended June 30, 2024, the accrual of capital gain incentive fee under GAAP was $0.2 million and $0.5 million, respectively. For the three months ended March 31, 2024, the accrual of capital gain incentive fee under GAAP was $0.4 million. For the three and nine months ended June 30, 2023, there was no accrual of capital gain incentive fee under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2024 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.1 million from the three months ended March 31, 2024 to the three months ended June 30, 2024 primarily due to an increase in the administrative service fee. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.4 million from the nine months ended June 30, 2023 to the nine months ended June 30, 2024, primarily due to higher administrative expenses associated with servicing a growing portfolio.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2024 and March 31, 2024 were $0.3 million and $0.2 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2024 and 2023 were $0.8 million and $0.7 million, respectively.

As of June 30, 2024 and September 30, 2023, included in accounts payable and other liabilities were $0.2 million and $0.2 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2024	March 31, 2024	June 30, 2024 vs. March 31, 2024	June 30, 2024	June 30, 2023	June 30, 2024 vs. June 30, 2023
	(In thousands)
Net realized gain (loss) from investments	$927	$—	$927	$924	$—	$924
Net realized gain (loss) from foreign currency transactions	(287)	24	(311)	(248)	195	(443)
Net realized gain (loss) on investment transactions	$640	$24	$616	$676	$195	$481
Unrealized appreciation from investments	$3,335	$4,993	$(1,658)	$7,709	$2,724	$4,985
Unrealized (depreciation) from investments	(1,974)	(430)	(1,544)	(1,382)	(2,545)	1,163
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	271	(46)	317	277	(128)	405
Net change in unrealized appreciation (depreciation) on investment transactions	$1,632	$4,517	$(2,885)	$6,604	$51	$6,553

During the three months ended June 30, 2024, we had a net realized gain on investment transactions of $0.6 million, primarily driven by a realized gain from the sale of a portfolio company equity investment that was partially offset by realized losses on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended March 31, 2024, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by realized gains from translation of foreign currency amounts and transactions into U.S. dollars.

During the nine months ended June 30, 2024, we had a net realized gain on investment transactions of $0.7 million, primarily driven by a realized gain from the sale of a portfolio company equity investment that was partially offset by realized losses on the translation of foreign currency amounts and transactions into U.S. dollars and on the partial redemption of an equity investment. During the nine months ended June 30, 2023, we had a net realized gain on investment transactions of $0.2 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended June 30, 2024, we had $3.3 million in unrealized appreciation on 92 portfolio company investments, which was offset by $2.0 million in unrealized depreciation on 120 portfolio company investments. For the three months ended March 31, 2024, we had $5.0 million in unrealized appreciation on 104 portfolio company investments, which was offset by $0.4 million in unrealized depreciation on 86 portfolio company investments.

Unrealized appreciation for the three months ended June 30, 2024 and March 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized depreciation for the three months ended June 30, 2024 and March 31, 2024 primarily resulted from amortization of discounts during each quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the nine months ended June 30, 2024, we had $7.7 million in unrealized appreciation on 143 portfolio company investments, which was offset by $1.4 million in unrealized depreciation on 69 portfolio company investments. For the nine months ended June 30, 2023, we had $2.7 million in unrealized appreciation on 113 portfolio company investments, which was offset by $2.5 million in unrealized depreciation on 105 portfolio company investments.

Unrealized appreciation for the nine months ended June 30, 2024 primarily resulted from improved performance of certain portfolio companies and fair valuing recent originations up to or near par. Unrealized appreciation for the nine months ended June 30, 2023 resulted from loan repayments and fair valuing recent originations up to par and an increase in fair value due to a rise in market prices of portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2024 primarily resulted from amortization of discounts on recently originated loans and a modest decrease in market prices of certain portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, isolated deterioration in the credit performance of certain portfolio companies.

Liquidity and Capital Resources

For the nine months ended June 30, 2024, we experienced a net decrease in cash and cash equivalents, foreign currencies and restricted cash of $5.8 million. During the period, we used $273.7 million in operating activities, primarily as a result of fundings of portfolio investments of $308.0 million, which was partially offset by proceeds from principal payments of portfolio investments of $15.8 million. During the same period, cash provided by financing activities was $267.9 million, primarily driven by borrowings on debt of $216.8 million and proceeds from the issuance of common shares of $167.8 million, that were partially offset by repayments of debt of $86.7 million and distributions paid of $29.1 million.

For the nine months ended June 30, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies, and restricted cash of $2.0 million. During the period, we used $56.0 million in operating activities, primarily as a result of fundings of portfolio investments of $72.5 million, which was partially offset by proceeds from principal payments of portfolio investments of $5.0 million. During the same period, cash provided by financing activities was $58.0 million, primarily driven by borrowings on debt of $63.1 million and proceeds from the issuance of common shares of $42.2 million, that were partially offset by repayments of debt of $40.9 million and distributions paid of $6.0 million.

As of June 30, 2024 and September 30, 2023, we had $9.3 million and $27.7 million, respectively, of cash and cash equivalents. In addition, as of June 30, 2024 and September 30, 2023, we had foreign currencies of $2.5 million and $1.4 million, respectively, and restricted cash of $11.5 million and $0 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities.

As of June 30, 2024 and September 30, 2023, we had investor capital subscriptions totaling $492.6 million and $450.6 million, respectively, of which $399.8 million and $232.0 million, respectively, had been called and contributed, leaving $92.8 million and $218.6 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

PNC Facility - On March 21, 2022, we entered into the PNC Facility (as defined in Note 7 of our consolidated financial statements). As of June 30, 2024 and September 30, 2023, we were permitted to borrow up to $220.0 million and $170.0 million, respectively, at any one time. As of June 30, 2024 and September 30, 2023, we had outstanding debt of $184.8 million and $109.3 million, respectively, under the PNC Facility.

DB Credit Facility - On May 14, 2024, we and GDLC Funding II entered into the DB Credit Facility (as defined in Note 7 of our consolidated financial statements). As of June 30, 2024, the DB Credit Facility allowed GDLC Funding II to borrow up to $150.0 million, at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2024, we had $55.2 million outstanding under the DB Credit Facility. As of June 30, 2024, subject to leverage and borrowing base restrictions, we had approximately $94.8 million of remaining commitments and $45.4 million of availability on the DB Credit Facility.

Adviser Revolver - As of June 30, 2024 and September 30, 2023, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of June 30, 2024 and September 30, 2023, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of June 30, 2024, our asset coverage for borrowed amounts was 265.2%.

As of June 30, 2024, we had outstanding commitments to fund investments totaling $155.8 million, including $39.5 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $53.6 million, including $11.7 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2024 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the PNC Facility, DB Credit Facility and the Adviser Revolver as of June 30, 2024 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2024. As of June 30, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our PNC Facility, DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2024 and September 30, 2023, we had investments in 204 and 151 portfolio companies, respectively, with a total fair value of $626.3 million and $320.5 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023:

	Three months ended				Nine months ended
	June 30, 2024		March 31, 2024		June 30, 2024		June 30, 2023
	(in thousands)	Percentage	(in thousands)	Percentage	(in thousands)	Percentage	(in thousands)	Percentage
Senior secured	$198	0.1%	$998	1.1%	$31,729	7.5%	$1,193	1.7%
One stop	98,913	97.7	89,598	98.7	389,321	91.9	65,982	95.7
Subordinated debt	—	—	50	0.0 *	100	0.0 *	50	0.1
Second lien	1,658	1.7	—	—	1,658	0.4	—	—
Equity	497	0.5	182	0.2	879	0.2	1,692	2.5
Total new investment commitments	$101,266	100.0%	$90,828	100.0%	$423,687	100.0%	$68,917	100.0%

* Represents an amount less than 0.1%
For the nine months ended June 30, 2024 and 2023, we had approximately $15.8 million and $5.0 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(in thousands)			(in thousands)
Senior secured	$36,527	$36,090	$36,369	$15,040	$15,386	$14,692
One stop	577,918	569,427	573,985	297,662	293,167	291,791
Second lien	1,417	1,397	1,399	1,207	1,314	1,194
Subordinated debt	368	362	349	243	239	228
Equity	N/A	13,150	14,161	N/A	11,698	12,581
Total	$616,230	$620,426	$626,263	$314,152	$321,804	$320,486

(1)As of June 30, 2024, $105.0 million and $103.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest. As of June 30, 2024, our one loan on non-accrual status did not have a PIK feature.
(2)As of September 30, 2023, $50.8 million and $50.8 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
As of June 30, 2024 we had a loan in one portfolio company on non-accrual status. As of September 30, 2023, we had no loans on non-accrual status. As of June 30, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2024 and March 31, 2024 and the nine months ended June 30, 2024 and 2023:

	Three months ended		Nine months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Weighted average rate of new investment fundings	10.7%	10.8%	11.0%	11.4%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.5%	5.7%	5.7%	6.5%
Weighted average fees of new investment fundings	0.9%	1.1%	1.1%	1.7%
Weighted average rate of sales and payoffs of portfolio investments	11.0%	11.3%	11.1%	9.9%

As of June 30, 2024, 96.7% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 96.4% and 96.3% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $70.9 million and $63.9 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance ratings:

Internal Performance Ratings
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower may be out of compliance with debt covenants; however, loan payments are generally not past due.
2	Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments could be past due (but generally not more than 180 days past due).
1	Involves a borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$6,437	1.0%	$561	0.2%
4	609,766	97.4	303,051	94.5
3	10,051	1.6	16,874	5.3
2	9	0.0 *	—	—
1	—	—	—	—
Total	$626,263	100.0%	$320,486	100.0%

* Represents an amount less than 0.1%

The table below details the weighted average price of our debt investments by internal performance rating held as of June 30, 2024 and September 30, 2023:

	Weighted Average Price[1]
Category	As of June 30, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.6%	98.3%
Internal Performance Rating 3 (Performing Below Expectations)	85.6	92.8
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	45.0	—
Total	99.3%	98.0%

(1)Includes only debt investments held as of June 30, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•As of June 30, 2024, GGP Class B-P, LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $102.0 million. As of June 30, 2024, we have issued 6,806,927.360 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102.0 million. We have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•As of June 30, 2024, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors, has an aggregate commitment to us of $250.0 million. As of June 30, 2024, we have issued 11,458,686.988 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate capital contributions totaling $171.8 million.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital BDC 4, Inc., or GBDC 4 and Golub Capital Private Credit Fund, or GCRED, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, most of our officers and directors serve in similar capacities for GBDC, GDLCU, GBDC 4 and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLCU, GBDC 4, GCRED and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during nine months ended June 30, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2024 and September 30, 2023, were valued using Level 3 inputs. As of both June 30, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loan was approximately $3,000 as of June 30, 2024. As of September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2024, we recorded $0 and $91,000, respectively, for U.S. federal excise tax. For the three and nine months ended June 30, 2023, we recorded $0 and $143,000, respectively, for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.75% and 0.73%, respectively. In addition, the PNC Facility has a floating interest rate based on Term SOFR, the Daily Simple SOFR, €STR, SONIA, CORRA (each, as defined in the PNC Facility), plus a margin ranging from 2.10% to 2.45%. The DB Credit Facility had a floating interest rate provision based on the applicable base rate plus 2.25% as of June 30, 2024. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(12,175)	$(4,799)	$(7,376)
Down 150 basis points	(9,132)	(3,600)	(5,532)
Down 100 basis points	(6,088)	(2,400)	(3,688)
Down 50 basis points	(3,044)	(1,200)	(1,844)
Up 50 basis points	3,044	1,200	1,844
Up 100 basis points	6,088	2,400	3,688
Up 150 basis points	9,132	3,600	5,532
Up 200 basis points	12,175	4,799	7,376

(1)Assumes applicable three-month base rate as of June 30, 2024, with the exception of SONIA and Prime that utilize the June 30, 2024 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, PNC Facility, DB Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended June 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Fifth Amendment to Revolving Credit and Security Agreement, dated as of April 23, 2024, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of April 23, 2024. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on April 29, 2024).
10.2	Loan Financing and Servicing Agreement, dated as of May 14, 2024, by and among GDLC Funding II LLC, as borrower, Golub Capital Direct Lending Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File 814-01412), filed on May 16, 2024).
10.3	Sale and Contribution Agreement dated as of May 14, 2024, between Golub Capital Direct Lending Corporation, as seller, and GDLC Funding II LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on May 16, 2024).
10.4	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of May 14, 2024, by and among GDLC Funding II LLC, as borrower, Golub Capital Direct Lending Corporation, as equity holder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Computershare Trust Company, National Association, as collateral agent and as collateral custodian, dated as of July 11, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File 814-01412), filed on July 22, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Corporation

Date: August 13, 2024	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)