Form 10-K
period 2024-09-30
GOLUB CAPITAL DIRECT LENDING CORP
filed 2024-12-04
CIK 1868878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of September 30, 2024, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 4, 2024 is 30,764,173.550.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2024.

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

•“GC Advisors” refers to GC Advisors LLC, our investment adviser;

•“GDLC Funding” refers to GDLC Funding LLC, a Delaware limited partnership, whose general partner is controlled by our Investment Advisor;

•“GDLC Funding II” refers to GDLC Funding II LLC, a Delaware limited liability company, whose general partner is controlled by our Investment Advisor;

•“GDLC Feeder” refers to GDLC Feeder Fund, L.P., a Delaware limited partnership, whose general partner is controlled by our Investment Advisor;

•“Feeder GP” refers to Golub Onshore GP 3, LLC, a general partner of GDLC Feeder;

• “Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator;

•“Adviser Revolver” refers to the line of credit with GC Advisors, which was most recently amended on November 15, 2021, and which allowed for borrowing up to $70.0 million as of September 30, 2024;

•“PNC Facility” refers to the revolving credit facility with PNC Bank, entered into on March 21, 2022, and was most recently amended on September 26, 2024, and which as of September 30, 2024, allowed for borrowing up to $110.0 million that bears interest at a rate of either CORRA, SONIA, €STR, Daily Simple SOFR, Term SOFR, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus our investment asset coverage of the borrowing base;

•“DB Credit Facility” refers to the revolving credit facility with Deutsche Bank, entered into on May 14, 2024, and was most recently amended on July 11, 2024, and which as of September 30, 2024, allowed for borrowing up to $300.0 million that bears interest at a rate of either CORRA, EURIBOR, SONIA, SOFR, or the Base Rate (each, as defined in the DB Credit Facility) plus a margin of 2.20% per annum during the Revolving Period (as defined in the DB Credit Facility) and 2.70% after the Revolving Period;

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

We were formed to make investments and generate current income and capital appreciation by investing primarily in one stop loans (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

In this Annual Report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $70.0 billion of capital under management as of October 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We were formed in September 2020 as a Delaware limited liability company and converted to a Maryland corporation effective July 1, 2021 in connection with our election to be regulated as a business development company and the commencement of our operations. We have offered and continue to offer and sell shares of our common stock in private placement transactions pursuant to certain exemptions of the Securities Act of 1933, as amended, or the Securities Act, and the laws of the states and jurisdictions where any offering is made.

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of October 1, 2024, Golub Capital had over $70.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 390 middle-market sponsors and repeat transactions with over 270 sponsors.

Golub Capital’s middle-market lending group is managed by an eight member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2024, Golub Capital had more than 220 investment professionals supported by more than 775 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends

We have identified the following trends that could affect our business:

Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We continue to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of economic disruptions.

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

Market Environment: We believe middle market investments are likely to excel in uncertain market environments and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.(1) In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “High-End Middle-Market Lending Review 4Q 2023” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in January 2000.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 1,000 employees, led by our chairman, Lawrence E. Golub, and our president and chief executive officer, David B. Golub. As of September 30, 2024, Golub Capital’s more than 220 investment professionals had an average of approximately 14 years of investment experience and were supported by more than 775 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC 4; (iii) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (iv) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q2 2024 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed, according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 390 middle-market sponsors and repeat transactions with over 270 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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
•insulation from the effects of economic disruptions;
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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,600 loans at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in North America, Europe and Asia. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$1,604	0.2%	$561	0.2%
4	662,977	96.1	303,051	94.5
3	23,075	3.4	16,874	5.3
2	2,290	0.3	—	—
1	—	—	—	—
Total	$689,946	100.0%	$320,486	100.0%
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

GC Advisors structures our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. GC Advisors structures investments in senior secured loans, where we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Our senior secured loans could include a payment in kind, or PIK, feature.

One Stop Loans. GC Advisors structures our one stop loans as senior secured loans. A one stop loan is a single loan that blends the characteristics of traditional senior debt and traditional junior debt. The structure generally combines the stronger lender protections associated with first lien senior secured debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, one stop loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. One stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Our one stop loans could include a PIK feature. One stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of a one stop loan, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

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
We expect to hold most of our investments to maturity or repayment, but we could sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.
Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2024, as well as the top ten industries in which we were invested as of September 30, 2024, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
PPV Intermediate Holdings, LLC (Vetcor)	$17,704	2.6%
SailPoint Technologies Holdings, Inc.	17,386	2.5
ICIMS Inc	13,764	2.0
Hyland Software, Inc.	13,258	1.9
Riskonnect Parent, LLC	12,060	1.7
Crewline Buyer, Inc. (New Relic)	11,589	1.7
Cavender Stores L.P.	11,243	1.6
Navex TopCo, Inc.	11,034	1.6
Apex Service Partners, LLC	10,924	1.6
POY Holdings, LLC	10,192	1.5
	$129,154	18.7%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Software	$229,946	33.3%
Specialty Retail	64,217	9.3
Insurance	48,147	7.0
Diversified Consumer Services	47,660	6.9
Commercial Services & Supplies	38,601	5.6
Automobiles	36,737	5.3
Healthcare Providers & Services	21,050	3.1
Hotels, Restaurants & Leisure	19,927	2.9
IT Services	16,478	2.4
Professional Services	15,168	2.2
	$537,931	78.0%

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

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. Our business and affairs are managed under the direction of our board of directors. We have a chief executive officer, chief financial officer, chief compliance officer, managing director and director of corporate strategy, and to the extent necessary, our board of directors can elect to appoint additional officers going forward. Our officers are officers and/or employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. See “Management Agreements — Administration Agreement.”

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
•Our investment period, or the Investment Period, could be extended.
•We are subject to certain risks related to our ability to qualify as a RIC and to related regulations governing our operation as a business development company.
•We can provide no assurance as to when or how often investors will be required to fund drawdown purchases; investors could fail to fund a drawdown purchase when due and GC Advisors’ management of our cash balances could affect our returns.
•We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•We are subject to risks associated with any Credit Facility.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our valuation designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
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

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization related assets, and cash collateral on deposit with custodians) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the U.S. generally accepted accounting principles or GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by us.

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
There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the period from July 1, 2021 (commencement of operations) to September 30, 2022. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in our calculation of the Capital Gain Incentive Fee and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period could result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2024, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2024, 2023 and 2022, we did not accrue a capital gain incentive fee under GAAP.

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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2024, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of services provided to us by GC Advisors;
•the relative investment performance of us since inception;
•the relative investment performance of GBDC, GBDC 4, GDLCU and GCRED;
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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2024, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

We can invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we could, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we could enter into hedging transactions to manage the risks associated with interest rate or foreign currency fluctuations. However, we could purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we could acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments could subject our stockholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each could be changed without stockholder approval. To the extent we adopt any fundamental policies; no person from whom we borrow will have, in such person’s capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our stockholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). As of September 30, 2024, our asset coverage for borrowed amounts was 285.3%.

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

Our proxy voting decisions are made by GC Advisors’ chief executive officer and president. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest could be present, GC Advisors will disclose such conflicts to us, including our independent directors, and could request guidance from us on how to vote such proxies.

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2024 by making a written request for proxy voting information to: Golub Capital Direct Lending Corporation, Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital Direct Lending Corporation collect at (212) 750-6060.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares of common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that could be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts and persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and can include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we could incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC cannot use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we could for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business— Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements could be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we could make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we could recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we could be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be subject to U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we generally would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to inadvertent failures to comply with the 90% Income Test and the Diversification Tests, although there could be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we could be subject to regular corporate income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years. The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

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
Certain properly reported dividends received by a Non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain. Moreover, depending on the circumstances, we could report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale or other such disposition of our common stock, will not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case could be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States or, in the case of an individual Non-U.S. stockholder, the stockholder is present in the United States for 183 days or more during the year of the sale, other disposition or capital gain dividend and certain other conditions are met.
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
The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “covenant-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.
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
Changing interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
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
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, certain of our directors and certain of our officers also serve as directors and officers of GBDC, GBDC 4, GDLCU, and GCRED, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
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
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example public health crises, such as the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GBDC 4, GDLCU, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
The majority of our portfolio investments are in the form of securities that are not publicly traded. As a result, GC Advisors, as valuation designee, subject to oversight by our board of directors, determines the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected.
In connection with that determination, GC Advisors, as valuation designee, will provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our capital gain and subordinated liquidation incentive fees are based, in part, on unrealized gains and losses.
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
Our ability to enter into transactions with our affiliates is restricted, which could limit the scope of investments available to us.
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
We have entered into the Adviser Revolver, resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
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
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in GDLC. In August 2018 and September 2024, Golub Capital sold passive, non-voting minority stakes in its management companies and could engage in strategic transactions in the future.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. It is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.

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
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. We do not, however, anticipate directly issuing debt securities in the next 12 months. As of September 30, 2024, we had outstanding borrowings of approximately $244.1 million.
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
We can provide no assurance as to when or how often investors will be required to fund drawdown purchases; investors could fail to fund a drawdown purchase when due and GC Advisors’ management of our cash balances could affect our returns.
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
We could issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any revolving credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses, or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2024, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(20.01)%	(12.21)%	(4.42)%	3.38%	11.17%
(1)Assumes $719.5 million in total assets, $244.1 million in debt outstanding and $461.5 million in net assets as of September 30, 2024 and an effective interest rate for the year ended September 30, 2024 of 8.42%.
Based on our outstanding indebtedness of $244.1 million as of September 30, 2024 and the effective interest rate for the year ended September 30, 2024 of 8.42%, our investment portfolio would have been required to experience an annual return of at least 8.23% to cover annual interest payments on the outstanding debt.

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
We, directly, or indirectly through a wholly-owned subsidiary, or Funding Subsidiary, have entered into and expect to enter into in the future one or more revolving credit facilities, or, each a Credit Facility, that we expect will be secured by our portfolio company investments and/or capital commitments from investors in the private placement of our common stock. Our Funding Subsidiary, GDLC Funding LLC, or GDLC Funding, has entered into the PNC Credit Facility, which is a Credit Facility. As a result of a Credit Facility, we would be subject to a variety of risks, including those set forth below. Certain terms of credit facilities and other forms of leverage will have the effect of imposing constraints on our investments, including requiring the lender’s consent to make new or additional investments or to move cash or other assets from a subsidiary of ours, even if the subsidiary is not in default. Credit agreements typically include terms that permit the lender to materially reduce or terminate the credit line, including an acceleration right or a termination right upon any event of default. In some cases, events of default are tied to events relating to the borrowing entity, us, or other circumstances, even if those events are not related to the borrower’s ability to repay the borrowing. To the extent we pledge capital commitments as collateral for a Credit Facility, a lender could have the right to issue drawdown notices and require the funding of a drawdown purchase from investors in the private placement of our common stock, the proceeds of which would be used to pay down the Credit Facility. In the event that a Credit Facility or other form of leverage is materially reduced or terminated, there can be no assurance that suitable replacement financing facilities could be arranged. Any reduction or termination might result in our being unable to obtain financing for additional investments and could reduce investor returns by deleveraging us and causing investors to bear increased costs. Upon an event of default relating to a Credit Facility or other form of financing, it is likely that the leverage provider would attempt to exercise its remedies, which could have a material adverse impact on us. The existence of these limitations could cause GC Advisors or its affiliates to incur leverage in conditions that are not optimal.
We are subject to risks associated with any Credit Facility that utilizes a Funding Subsidiary as our interests in any Funding Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Funding Subsidiary.
We own directly or indirectly 100% of the equity interests in each Funding Subsidiary, including GDLC Funding and GDLC Funding II. We consolidate the financial statements of our Funding Subsidiaries, including GDLC Funding and GDLC Funding II, in our consolidated financial statements and treat the indebtedness of each Funding Subsidiary as our leverage. Our interests in our Funding Subsidiaries are subordinated in priority of payment to every other obligation of such Funding Subsidiary and are or would be subject to certain payment restrictions set forth in each respective Revolving Credit Facility, including, with respect to GDLC Funding, the PNC Facility, and with respect to GDLC Funding II, the DB Credit Facility.
Our equity interests in any Funding Subsidiary will rank behind all of the secured and unsecured creditors, known or unknown, of such Funding Subsidiary, including the lenders in the applicable Credit Facility. Consequently, to the extent that the value of the portfolio of loan investments held by a Funding Subsidiary has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in the Funding Subsidiary could be reduced. Accordingly, our investment in any Funding Subsidiary, could be subject to up to a complete loss. In addition, under the PNC Credit Facility and DB Credit Facility, of either GDLC Funding or GDLC Funding II does not meet the borrowing base test set forth in the PNC Credit Facility documents, a default would occur. In the event of a default under the documents governing a Credit Facility, including the PNC Credit Facility and the DB Credit Facility, cash would be diverted from us to pay the lenders and other secured parties until they are paid in full. In the event that we fail to receive cash from our Funding Subsidiaries, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by any Funding Subsidiary will be sufficient to make any distributions to us or that such distributions will meet our expectations.
Our ability to sell investments held by any Funding Subsidiary is limited.
A Credit Facility, including the PNC Credit Facility and DB Credit Facility, would be expected to place significant restrictions on such Credit Facility servicer’s ability to sell investments held by the Funding Subsidiary. As a result, there could be times or circumstances during which we would be unable to sell investments or take other actions that could be in our best interests.
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
Cash not held in custody accounts and held by us, GC Advisors and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, GC Advisors, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and could in the future lead to market-wide liquidity problems, which could adversely affect our, GC Advisors’ and our portfolio companies’ business, financial condition, results of operations, or prospects.
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
The majority of our portfolio investments are recorded at fair value as determined in good faith by our valuation designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our valuation designee, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are, and are expected to be in the future, classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our valuation designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “Risks Relating to Our Business and Structure — We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
Our valuation designee has retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that our valuation designee could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our valuation designee’s determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our valuation designee’s determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our valuation designee’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.
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
We intend to limit participation in our common stock by certain investors due to certain restrictions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended.
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
We are subject to risks to the extent we invest in covenant-lite loans.

“Covenant-lite” loans contain fewer maintenance covenants than other loans, or no maintenance covenants, and do not always include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Covenant-lite loans can carry more risk than traditional loans as they allow borrowers to engage in activities that would otherwise be difficult or not permitted under loan agreements with a full package of covenants. In an event of default, covenant-lite loans could result diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or to restructure the loan prior to default.

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
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2024, we were invested in securities of twenty-nine non-US companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
A number of judicial decisions have upheld judgments for borrowers against lending institutions on the basis of various legal theories, collectively termed “lender liability”. Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing or a similar duty owed to the borrower, or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We could be required to defend allegations of lender liability from time to time.
Loans to companies operating in workout modes or under Chapter 11 of the U.S. Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that could exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination”. Because of the nature of the loans, the loans could be subject to claims of subordination.

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
There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from regulations under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in shares of our common stock and the price at which holders could be able to sell shares of our common stock.
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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to elections in the U.S., the large-scale invasion of Ukraine by

Russia that began in February 2022 and more recently the increased conflict between Israel and Hamas, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
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
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As such, we are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur expenses that could negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.
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
Failure or alleged failure to comply with applicable data protection and privacy laws and regulations could subject us to ongoing costs and, in some cases, fines and reputational harm.

We and GC Advisors and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Act (2021 Revision), and the California Consumer Privacy Act of 2018, as amended, are recent examples of such laws, and we anticipate new privacy and data protection laws and regulations will be passed in other jurisdictions in the future. For example, the SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us, GC Advisors and its affiliates and service providers and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to our operations, and reputational damage. Obligations to which we, GC Advisors or its affiliates are subject impose compliance costs and risks of penalties, which could increase significantly as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for us, GC Advisors or its affiliates to collect, store, use, transmit and process personal information.

The costs of monitoring, interpreting and, where applicable, complying with global data protection and privacy laws and regulations could have a material adverse effect on the business, results of the operations and financial condition of us, GC Advisors or its affiliates, and of our portfolio companies. The continued development of these laws and regulations and their interpretations could increase compliance costs, restrict our, GC Advisors or its affiliates’ ability to offer services in certain locations, require changes to business practices, result in negative publicity or significant costs or penalties associated with litigation and/or regulatory action, all of which could adversely affect our business, financial conditions and results of operations, including affecting investment returns.

While we, GC Advisors and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that we and GC Advisors will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that we or GC Advisors or its affiliates will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations, or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.
Cybersecurity risks and cyber incidents could adversely affect our business or the business of our portfolio companies.
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. Such systems face ongoing cybersecurity threats and attacks which, if successful, could threaten the confidentiality, integrity or availability of the systems and information resources of us or our portfolio companies. A cyber incident could be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks could also involve ransomware, data exfiltration and publication, or other forms of cyber extortion. Cyber-attacks could also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties, or from the malicious or accidental acts of insiders, such as employees, independent contractors or other service providers of or to us, Golub Capital or our portfolio companies. Increased use of remote work environments and increasing use of cloud-based service providers could create a heightened risk of a cyber incident. Recent geopolitical tensions could have increased the scale and sophistication of deliberate cybersecurity attacks, particularly those from nation-states or from entities with nation-state backing. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents could include disrupted operations such as an adverse effect on ability to communicate and conduct business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.
As our, Golub Capital’s, our portfolio companies’ and each of our third-party service providers’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital, our portfolio companies and each of our third-party service providers. Although Golub Capital takes protective measures, and requires its service providers to take certain steps, these measures and steps , as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur, including because cyber-attack techniques are continually evolving, could persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact. Cyber incidents of whatever nature, and a failure to provide regulatory or other notifications concerning such incidents as required, could potentially negatively impact the financial results, operations or confidential information of us, Golub Capital or our portfolio companies, cause financial loss, increased costs, disruption to business, liability to counterparties or other parties, regulatory actions (and resulting fines or other penalties), negative publicity or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. Although Golub Capital has established business continuity plans and risk management systems designed to reduce the risks associated with cybersecurity, there are inherent limitations in these plans and systems, including that certain risks could not have been identified, in large part because different or unknown threats could emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because we do not directly control the cybersecurity systems of issuers in which we could invest, trading counterparties or third-party service providers to us. Such entities have experienced cyber-attacks and other attempts to gain unauthorized access to systems from time to time, and there is no guarantee that efforts to prevent or mitigate the effects of such attacks or other attempts to gain unauthorized access will be successful. There is also a risk that cybersecurity breaches could not be detected. There can be no assurance that efforts undertaken by us, Golub Capital or our portfolio companies will be effective, or that we will not suffer losses relating to cyber-attacks on us, our service providers, trading counterparties or our portfolio companies.

Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of us, Golub Capital and of our portfolio companies.
We and/or our portfolio companies could be materially and adversely impacted by global climate change.
Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies could face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.
We are subject to risks related to corporate social responsibility.
Businesses, including ours, face increasing public scrutiny related to environmental, social and governance, or ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, certain major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
Our brand and reputation could be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, private equity sponsors, or portfolio companies which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the GC Advisors to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If the

Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.
Additionally, new state-level, federal and international regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity.

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of GC Advisors and other third-party service providers. GC Advisors manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

GC Advisors has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. GC Advisors’ cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. GC Advisors actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on GC Advisors to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on GC Advisors’ risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of GC Advisors when identifying and overseeing risks from cybersecurity threats associated with the Company’s use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Financial Officer (“CFO”) and Chief Compliance Officer (“CCO”) regarding the overall state of GC Advisors’ cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management's Role in Cybersecurity Risk Management

GC Advisors’ internal cybersecurity team, headed by GC Advisors’ Chief Information Officer (“CIO”), are responsible for the cybersecurity program applicable to the Company (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes), and along with the Company’s CCO and a

Disclosure Committee that is headed by the Company’s CFO (the “Disclosure Committee”), are responsible for assessing and managing material risks from cybersecurity threats that impact the Company.

The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on GC Advisors’ CIO and cybersecurity team to assist with assessing and managing material risks from cybersecurity threats. The Company’s CFO has been responsible for this oversight function as CFO to the Company for over three years and has worked in the financial services industry for more than eighteen years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The Company’s CCO has been responsible for this oversight function as CCO to the Company since the Company commenced operations on July 1, 2021 and has worked in the financial services industry for more than twenty years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company. The Advisors’ CIO has been responsible for her function for over four years and has worked in the financial services industry for more than fifteen years, during which time the CIO has gained expertise in assessing and managing risk applicable to the Company.

Management of the Company, including the CCO and the Company’s Disclosure Committee, is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of GC Advisors.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on a regular basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by the Administrator pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and the Administrator could, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and the Administrator do not believe it is currently subject to any material legal proceedings.

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

Because shares of our common stock have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and could be required to be held indefinitely. Such shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder could, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of December 4, 2024, we had 9 stockholders of record.

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

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the years ended September 30, 2024 and 2023:

Record Dates	Payment Dates	Per Share	Amount (In thousands)
Fiscal year ended September 30, 2024
October 20, 2023	December 28, 2023	$0.1455	$2,284
November 20, 2023	December 28, 2023	0.1619	2,768
December 15, 2023	February 21, 2024	0.1596	2,953
January 19, 2024	March 20, 2024	0.1371	2,948
February 26, 2024	May 22, 2024	0.2181	4,692
March 15, 2024	May 22, 2024	0.2708	6,070
April 19, 2024	June 17, 2024	0.1358	3,283
May 27, 2024	August 21, 2024	0.2292	5,543
June 21, 2024	August 21, 2024	0.1407	3,524
July 19, 2024	September 18, 2024	0.1291	3,470
August 27, 2024	November 19, 2024	0.1225	3,533
September 17, 2024	November 19, 2024	0.1209	3,485
Total		$1.9712	$44,553

Fiscal year ended September 30, 2023
October 18, 2022	December 28, 2022	$0.1073	$973
November 21, 2022	December 28, 2022	0.0418	422
December 15, 2022	February 28, 2023	0.1097	1,106
January 17, 2023	March 21, 2023	0.1373	1,384
February 24, 2023	May 23, 2023	0.1535	1,687
March 17, 2023	May 23, 2023	0.1966	2,166
April 28, 2023	June 21, 2023	0.1362	1,506
May 26, 2023	August 22, 2023	0.1806	2,016
June 16, 2023	August 22, 2023	0.1868	2,086
July 28, 2023	September 19, 2023	0.1362	1,648
August 30, 2023	November 22, 2023	0.1400	1,694
September 22, 2023	November 22, 2023	0.1800	2,421
Total		$1.7060	$19,109

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we could decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See “Item 1. Business - Material U.S. Federal Income Tax Considerations - Taxation of U.S. Stockholders.” We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Recent Sales of Unregistered Securities

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the year covered by this Form 10-K that were not registered under the Securities Act.

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

As of September 30, 2024, our stockholders have subscribed to contribute capital to us of $512.6 million pursuant to the Subscription Agreements of which $457.9 million was called and contributed through September 30, 2024.

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
•general economic and political trends and other external factors;
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
•turmoil in Ukraine, Russia and the Middle East, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
•our ability to qualify and maintain our qualification as a RIC and as a business development company;
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions and cybersecurity attacks;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $70.0 billion in capital under management as of October 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of September 30, 2024 and 2023, our portfolio at fair value was comprised of the following:

	As of September 30, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$42,954	6.2%	$14,692	4.6%
One stop	629,153	91.2	291,791	91.0
Second lien	1,547	0.2	1,194	0.4
Subordinated debt	467	0.1	228	0.1
Equity	15,825	2.3	12,581	3.9
Total	$689,946	100.0%	$320,486	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2024 and 2023, one stop loans included $116.3 million and $77.8 million, respectively, of recurring revenue loans at fair value.

As of September 30, 2024 and 2023, we had debt and equity investments in 217 and 151 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, weighted average income yield and weighted average investment income yield of our total portfolio company investments, as well as the total return based on our average net asset value and our net investment income - return on equity, in each case, for the years ended September 30, 2024 and 2023:

	Year ended
	September 30, 2024	September 30, 2023
Weighted average income yield(1)	12.0%	11.4%
Weighted average investment income yield(2)	12.4%	11.8%
Weighted average income yield of total investments(3)	11.9%	11.3%
Weighted average investment income yield of total investments(4)	12.2%	11.6%
Total return based on average net asset value(5)	12.9%	11.6%
Net investment income - return on equity(6)	11.0%	11.2%

(1)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the daily average total fair value of portfolio company investments, and does not represent a return to any investor in us.
(4)Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average total fair value of portfolio investments, and does not represent a return to any investor in us.
(5)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(6)Net investment income - return on equity is calculated as (a) net investment income after excise tax divided by (b) the daily average of total net assets.

As of September 30, 2024, GDLC has earned an inception-to-date internal rate of return, or IRR, of 12.0% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the years ended September 30, 2024 and 2023, GDLC earned a fiscal year-to-date IRR of 14.9% and 12.0%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On October 1, 2024, we entered into additional commitments of $30.0 million from GDLCF.

On October 17, 2024, we entered into an amendment to the DB Credit Facility, to among other things, increase the borrowing capacity under the DB Credit Facility from $300.0 million to $450.0 million and decrease the applicable margin to 2.10% per annum during the DB Credit Facility Revolving Period, and 2.60% per annum after the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged.

On October 21, 2024, we entered into an amendment to the Adviser Revolver to extend the maturity date of the Adviser Revolver to October 21, 2027 from November 15, 2024. The other material terms of the Adviser Revolver were unchanged.

On November 18, 2024, all amounts outstanding under the PNC Facility were repaid, following which the agreements governing the PNC Facility were terminated.

On August 2, 2024 and November 14, 2024, our board of directors declared distributions to holders of record as set forth in the table below:

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

November 15, 2024	January 8, 2025
In an amount (if positive) such that our net asset value as of November 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2024 through November 30, 2024 and the payment of this distribution is $15.00 per share.

December 13, 2024	February 18, 2025
In an amount (if positive) such that our net asset value as of December 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2024 through December 31, 2024 and the payment of this distribution is $15.00 per share.

January 17, 2025	March 18, 2025
In an amount (if positive) such that our net asset value as of January 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2025 through January 31, 2025 and the payment of this distribution is $15.00 per share.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2023 and 2022 can be found in our Form 10-K for the fiscal year ended September 30, 2023 located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating results for the years ended September 30, 2024 and 2023 are as follows:

	Year ended		Variances
	September 30, 2024	September 30, 2023	2024 vs. 2023
	(In thousands)
Interest income	$57,067	$25,614	$31,453
Payment-in-kind interest income	4,565	2,089	2,476
Accretion of discounts and amortization of premiums	1,993	817	1,176
Non-cash dividend income	1,171	956	215
Dividend income	—	4	(4)
Fee income	264	66	198
Total investment income	65,060	29,546	35,514
Net expenses	26,993	10,998	15,995
Net investment income - before tax	38,067	18,548	19,519
Excise tax	91	143	(52)
Net investment income - after tax	37,976	18,405	19,571
Net realized gain (loss) on investment transactions	743	210	533
Net change in unrealized appreciation (depreciation) on investment transactions	5,834	538	5,296
Net increase (decrease) in net assets resulting from operations	$44,553	$19,153	$25,400
Average earning debt investments, at fair value	$515,863	$244,027	$271,836
Average earning preferred equity investments, at fair value	$8,359	$7,209	$1,150

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

Investment Income

Investment income increased from the year ended September 30, 2023 to the year ended September 30, 2024 by $35.5 million, primarily due to an increase in interest and PIK interest income due to an increase in the average earning debt investments balance of $271.8 million coupled with higher interest base rates outstanding for the year ended September 30, 2024 as compared to the year ended September 30, 2023.

The income yield by debt security type for the years ended September 30, 2024 and 2023 are as follows:

	Year ended
	September 30, 2024	September 30, 2023
Senior secured	11.3%	10.3%
One stop	11.9%	11.4%
Second lien	14.4%	13.6%
Subordinated debt	13.3%	12.8%

Income yields on senior secured and one stop loans increased for the year ended September 30, 2024 as compared to the year ended September 30, 2023, primarily due to rising interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.2% of our loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2024 and 2023, the weighted average base rate floor of our loans was 0.75% and 0.73%, respectively.

As of September 30, 2024, we have second lien investments in two portfolio companies and subordinated debt investments in five portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the years ended September 30, 2024 and 2023:

	Year ended		Variances
	September 30, 2024	September 30, 2023	2024 vs. 2023
	(In thousands)
Interest and facility fee expenses	$15,571	$6,107	$9,464
Amortization of debt issuance costs	915	389	526
Base management fee, net of waiver	4,155	1,105	3,050
Income incentive fee	4,262	2,045	2,217
Capital gain incentive fee accrued under GAAP	389	—	389
Professional fees	728	880	(152)
Administrative service fee	680	343	337
General and administrative expenses	293	129	164
Net expenses	$26,993	$10,998	$15,995
Average debt outstanding	$195,699	$93,176	$102,523

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $10.0 million from the year ended September 30, 2023 to the year ended September 30, 2024 primarily due to an increase in average debt outstanding of $102.5 million as well as rising interest base rates on borrowings from our floating rate debt facilities, and to a lesser extent, increased interest rate spreads made in connection with amendments on our

PNC Facility. For more information about our outstanding borrowings for the years ended September 30, 2024 and 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the years ended September 30, 2024 and 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.4% and 7.0%, respectively.

The effective average interest rate increased from the year ended September 30, 2023 to the year ended September 30, 2024 primarily due to rising interest base rates on our borrowings from our floating rate debt facilities and, to a lesser extent, (i) increased interest rate spreads outstanding on our PNC Facility and (ii) facility fees associated with our revolving credit facilities.

Management Fees

The base management fee, net of waiver, increased for the year ended September 30, 2023 to the year ended September 30, 2024 primarily due to (i) an increase in average gross assets and (ii) certain waivers for the base management fee for certain periods following the initial closing date for the private placement of shares of our common stock where GC Advisors agreed to waive 66.7% of the base management fee for the nine months ended June 30, 2023 and 33.3% of the base management fee for the period from July 1, 2023 through June 30, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $2.2 million from the year ended September 30, 2023 to the year ended September 30, 2024, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by (i) net funds growth, (ii) the impact of rising interest base rates and (iii) an increase in accretion income during the fiscal year 2024. For each of the years ended September 30, 2024 and 2023, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 10.0%.

As of September 30, 2024 and 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of September 30, 2024, there was $0.4 million in capital gain incentive fee accrual under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the year ended September 30, 2024, the accrual of capital gain incentive fee under GAAP was $0.4 million. For the year ended September 30, 2023, there was no accrual of capital gain incentive fee under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of September 30, 2024 and 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.3 million from the year ended September 30, 2023 to the year ended September 30, 2024, primarily due to higher administrative expenses associated with servicing a growing portfolio.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2024 and 2023 were $1.0 million and $0.8 million, respectively.

As of September 30, 2024 and 2023, included in accounts payable and other liabilities were $0.3 million and $0.2 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2024 and 2023:

	Year ended		Variances
	September 30, 2024	September 30, 2023	2024 vs. 2023
	(In thousands)
Net realized gain (loss) from investments	$943	$27	$916
Net realized gain (loss) from foreign currency transactions	(200)	183	(383)
Net realized gain (loss) on investment transactions	$743	$210	$533
Unrealized appreciation from investments	$8,365	$3,349	$5,016
Unrealized (depreciation) from investments	(2,901)	(2,658)	(243)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	370	(153)	523
Net change in unrealized appreciation (depreciation) on investment transactions	$5,834	$538	$5,296

During the year ended September 30, 2024, we had a net realized gain on investment transactions of $0.7 million, primarily driven by a realized gain from the sale of a portfolio company equity investment that was partially offset by realized losses on the translation of foreign currency amounts and transactions into U.S. dollars and on the partial redemption of an equity investment. During the year ended September 30, 2023, we had a net realized gain on investment transactions of $0.2 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars and realized gains on the sale of equity investments in multiple portfolio companies.

For the year ended September 30, 2024, we had $8.4 million in unrealized appreciation on 166 portfolio company investments, which was offset by $2.9 million in unrealized depreciation on 63 portfolio company investments. For the year ended September 30, 2023, we had $3.3 million in unrealized appreciation on 77 portfolio company investments, which was offset by $2.7 million in unrealized depreciation on 77 portfolio company investments.

Unrealized appreciation for the year ended September 30, 2024 primarily resulted from improved performance of certain portfolio companies and fair valuing recent originations up to or near par. Unrealized appreciation for the year ended September 30, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to a rise in market prices of portfolio company investments. Unrealized depreciation for the year ended September 30, 2024 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were moved to non-accrual status during the fiscal year. Unrealized depreciation for the year ended September 30, 2023 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to incremental wider credit spreads in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, isolated deterioration in the credit performance of certain portfolio companies.

Liquidity and Capital Resources

For the year ended September 30, 2024, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $9.1 million. During the period, we used $323.8 million in operating activities, primarily as a result of fundings of portfolio investments of $383.7 million, which was partially offset by proceeds from principal payments of portfolio investments of $31.6 million. During the same period, cash provided by financing activities was $314.7 million, primarily driven by borrowings on debt of $426.0 million and proceeds from the issuance of common shares of $225.9 million, that were partially offset by repayments of debt of $293.6 million and distributions paid of $41.7 million.

For the year ended September 30, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and restricted foreign currencies of $22.9 million. During the period, we used $96.2 million in operating activities, primarily as a result of fundings of portfolio investments of $118.6 million, partially offset by proceeds from principal payments of portfolio investments of $6.0 million. During the same period, cash provided by financing activities was $119.0 million, primarily driven by borrowings on debt of $76.0 million and proceeds from the issuance of common shares of $96.3 million, that were partially offset by repayments of debt of $40.9 million and distributions paid of $11.8 million.

As of September 30, 2024 and 2023, we had $10.1 million and $27.7 million, respectively, of cash and cash equivalents. In addition, we had foreign currencies of $1.4 million, as of both September 30, 2024 and 2023, restricted cash of $8.5 million and $0 million as of September 30, 2024 and 2023, respectively, and restricted foreign currencies of $5 thousand and $0 as of September 30, 2024 and 2023, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities.

As of September 30, 2024 and 2023, we had investor capital subscriptions totaling $512.6 million and $450.6 million, respectively, of which $457.9 million and $232.0 million, respectively, had been called and contributed, leaving $54.6 million and $218.6 million, respectively, of uncalled investor capital subscriptions.
Revolving Debt Facilities

PNC Facility - On March 21, 2022, we entered into the PNC Facility. As of September 30, 2024 and 2023, we were permitted to borrow up to $110.0 million and $170.0 million, respectively, at any one time. As of September 30, 2024 and 2023, we had outstanding debt of $102.5 million and $109.3 million, respectively, under the PNC Facility. As of September 30, 2024, subject to leverage and borrowing base restrictions, we had approximately $7.5 million of remaining commitments and availability on the PNC Facility.

DB Credit Facility - On May 14, 2024, we and GDLC Funding II entered into the DB Credit Facility. As of September 30, 2024, the DB Credit Facility allowed GDLC Funding II to borrow up to $300.0 million, at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2024, we had $141.5 million outstanding under the DB Credit Facility. As of September 30, 2024, subject to leverage and borrowing base restrictions, we had approximately $158.5 million of remaining commitments and $32.3 million of availability on the DB Credit Facility.

Adviser Revolver - As of September 30, 2024 and 2023, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of September 30, 2024 and 2023, we had no outstanding debt under the Adviser Revolver.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of September 30, 2024, our asset coverage for borrowed amounts was 285.3%.

As of September 30, 2024, we had outstanding commitments to fund investments totaling $151.9 million, including $42.9 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $53.6 million, including $11.7 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2024 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the PNC Facility, DB Credit Facility and the Adviser Revolver as of September 30, 2024 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2024. As of September 30, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our PNC Facility, DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2024 and 2023, we had investments in 217 and 151 portfolio companies, respectively, with a total fair value of $689.9 million and $320.5 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2024 and 2023:

	Year ended
	September 30, 2024		September 30, 2023
	New Commitments (In thousands)	Percentage	New Commitments (In thousands)	Percentage
Senior secured	$32,529	6.5%	$2,685	2.1%
One stop	460,929	92.8	123,849	96.1
Subordinated debt	199	0.0 *	50	0.0 *
Second lien	1,658	0.3	454	0.4
Equity	2,181	0.4	1,822	1.4
Total new investment commitments	$497,496	100.0%	$128,860	100.0%

* Represents an amount less than 0.1%
For the years ended September 30, 2024 and 2023, we had approximately $31.6 million and $6.0 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2024(1)			As of September 30, 2023(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$42,914	$42,313	$42,809	$15,040	$15,386	$14,692
Non-accrual(3)	208	206	145	—	—	—
One stop
Performing	631,061	620,550	627,034	297,662	293,167	291,791
Non-accrual(3)	3,288	3,245	2,119	—	—	—
Second lien
Performing	1,547	1,527	1,547	1,207	1,314	1,194
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt
Performing	481	472	467	243	239	228
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	14,772	15,825	N/A	11,698	12,581
Total	$679,499	$683,085	$689,946	$314,152	$321,804	$320,486

(1)As of September 30, 2024, $110.5 million and $109.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of September 30, 2024, $3.4 million and $2.3 million at amortized cost and fair value of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2023, $50.8 million of our loans at both amortized cost and fair value included a feature permitting a portion of interest due on such loans to be PIK interest.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of September 30, 2024, we had a loan in four portfolio companies on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.5% and 0.3%, respectively. As of September 30, 2023, we had no loans on non-accrual status.

As of September 30, 2024 and 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 99.2% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2024 and 2023:

	Year ended
	September 30, 2024	September 30, 2023
Weighted average rate of new investment fundings	10.8%	11.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.6%	6.4%
Weighted average fees of new investment fundings	1.1%	1.7%
Weighted average rate of sales and payoffs of portfolio investments	11.2%	10.2%

As of September 30, 2024, 97.3% and 97.2% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 96.3% and 96.4% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2024 and 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $75.1 million and $63.9 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2024 and 2023:

	As of September 30, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$1,604	0.2%	$561	0.2%
4	662,977	96.1	303,051	94.5
3	23,075	3.4	16,874	5.3
2	2,290	0.3	—	—
1	—	—	—	—
Total	$689,946	100.0%	$320,486	100.0%

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) portfolio companies with any loans on non-accrual status.

The table below details the weighted average price of our debt investments by internal performance rating held as of September 30, 2024 and 2023:

	Weighted Average Price[1]
Category	As of September 30, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.7%	98.3%
Internal Performance Rating 3 (Performing Below Expectations)	92.2	92.8
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	64.7	—
Total	99.2%	98.0%

(1)Includes only debt investments held as of September 30, 2024 and 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•As of September 30, 2024, GGP Class B-P, LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $102.0 million. As of September 30, 2024, we have issued 6,806,927.360 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102.0 million. We have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•As of September 30, 2024, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors, has an aggregate commitment to us of $270.0 million. As of September 30, 2024, we have issued 14,878,686.988 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate capital contributions totaling $223.1 million.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital BDC 4, Inc., or GBDC 4 and Golub Capital Private Credit Fund, or GCRED, all of which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GDLCU, GBDC 4 and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLCU, GBDC 4, GCRED and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith.

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, effective August 2, 2024, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of the board of directors.

Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.

Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for the valuation function. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The Valuation Designee reviews these preliminary valuations. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The Valuation Designee discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and could require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during years ended September 30, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2024 and 2023, were valued using Level 3 inputs. As of both September 30, 2024 and 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others could be willing to accept. The

Valuation Designee generally uses the midpoint of the bid/ask range as our best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that could ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and we accrete or amortize such amounts over the life of the loan as interest income (“Discount Amortization”). For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we could generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans that are not deemed to be an adjustment to yield and record these fees as fee income when earned. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or

LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs or LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual loans: Loans could be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $2.3 million as of September 30, 2024. As of September 30, 2023, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2024 and 2023, $91,000 and $143,000, respectively, was recorded for U.S. federal excise tax.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations could differ from net investment income and realized gains recognized for financial reporting purposes. Differences could be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification could result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Investment Adviser, as our valuation designee, subject to the oversight of our Board based on, among other things, the input of independent third-party valuation firms engaged at the direction of the valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments could fluctuate from period to period, if we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2024 and 2023, the weighted average floor on loans subject to floating interest rates was 0.75% and 0.73%, respectively. In addition, the PNC Facility has a floating interest rate based on Term SOFR, Daily Simple SOFR, €STR, SONIA, CORRA (each, as defined in the PNC Facility), plus a margin ranging from 2.10% to 2.45%. The DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.20% as of September 30, 2024. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(13,436)	$(4,881)	$(8,555)
Down 150 basis points	(10,076)	(3,661)	(6,415)
Down 100 basis points	(6,717)	(2,441)	(4,276)
Down 50 basis points	(3,359)	(1,220)	(2,139)
Up 50 basis points	3,359	1,220	2,139
Up 100 basis points	6,717	2,441	4,276
Up 150 basis points	10,076	3,661	6,415
Up 200 basis points	13,436	4,881	8,555

(1)Assumes applicable three-month base rate as of September 30, 2024, with the exception of SONIA and Prime that utilize the September 30, 2024 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, PNC Facility, DB Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We could in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities could insulate us against adverse changes in interest rates, they could also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls could become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures could deteriorate.
Management assessed the effectiveness of GDLC’s internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2024, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital Direct Lending Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital Direct Lending Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2024 and 2023, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Chicago, Illinois
December 4, 2024

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2024	September 30, 2023
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $683,085 and $321,804, respectively)	$689,946	$320,486
Cash and cash equivalents	10,147	27,659
Foreign currencies (cost of $1,410 and $1,389, respectively)	1,423	1,382
Restricted cash and cash equivalents	8,545	—
Restricted foreign currencies (cost of $4 and $0, respectively)	5	—
Interest receivable	8,191	1,879
Receivable for investments	1,225	—
Deferred offering costs	—	96
Other assets	26	15
Total Assets	$719,508	$351,517
Liabilities
Debt	$244,053	$109,347
Less unamortized debt issuance costs	(1,933)	(890)
Debt less unamortized debt issuance costs	242,120	108,457
Interest payable	4,926	1,791
Distributions payable	7,018	4,115
Management and incentive fees payable	3,298	1,071
Accrued trustee fees	55	17
Accounts payable and other liabilities	628	526
Total Liabilities	258,045	115,977
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 30,764,173.550 and 15,702,639.886 shares issued and outstanding as of September 30, 2024 and September 30, 2023, respectively	31	16
Paid in capital in excess of par	460,589	234,869
Distributable earnings (losses)	843	655
Total Net Assets	461,463	235,540
Total Liabilities and Total Net Assets	$719,508	$351,517
Number of common shares outstanding	30,764,173.550	15,702,639.886
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year ended September 30,
	2024	2023	2022
Investment income
Interest income	$59,060	$26,431	$7,066
Payment-in-kind interest income	4,565	2,089	461
Dividend income	1,171	960	—
Fee income	264	66	106
Total investment income	65,060	29,546	7,633
Expenses
Interest and other debt financing expenses	16,486	6,496	975
Base management fee	5,389	2,587	980
Incentive fee	4,651	2,045	590
Professional fees	728	880	674
Administrative service fee	680	343	92
General and administrative expenses	293	129	129
Total expenses	28,227	12,480	3,440
Base management fee waived (Note 4)	(1,234)	(1,482)	(980)
Incentive fee waived (Note 4)	—	—	(360)
Operating expenses reimbursement waived (Note 4)	—	—	(476)
Net expenses	26,993	10,998	1,624
Net investment income - before tax	38,067	18,548	6,009
Excise and income taxes	91	143	8
Net investment income - after tax	37,976	18,405	6,001
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	943	27	—
Foreign currency transactions	(200)	183	(105)
Net realized gain (loss) on investment transactions	743	210	(105)
Net change in unrealized appreciation (depreciation) from:
Investments	5,464	691	(1,127)
Translation of assets and liabilities in foreign currencies	370	(153)	(18)
Net change in unrealized appreciation (depreciation) on investment transactions	5,834	538	(1,145)
Net gain (loss) on investment transactions	6,577	748	(1,250)
Net increase (decrease) in net assets resulting from operations	$44,553	$19,153	$4,751
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 12)	$1.93	$1.74	$1.04
Basic and diluted weighted average common shares outstanding (Note 12)	23,046,330	10,992,747	4,573,385

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	2,424,742.000	$2	$36,369	$(83)	$36,288
Issuance of common stock	6,641,194.694	7	99,300	—	99,307
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,001	6,001
Net realized gain (loss) on investment transactions	—	—	—	(105)	(105)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(1,145)	(1,145)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	545.354	—	8	—	8
Distributions from distributable earnings (losses)	—	—	—	(4,401)	(4,401)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(8)	8	—
Total increase (decrease) for the year ended September 30, 2022	6,641,740.048	7	99,300	358	99,665
Balance at September 30, 2022	9,066,482.048	9	135,669	275	135,953
Issuance of common stock	6,420,624.600	7	96,303	—	96,310
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	18,405	18,405
Net realized gain (loss) on investment transactions	—	—	—	210	210
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	538	538
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	215,533.238	—	3,233	—	3,233
Distributions from distributable earnings	—	—	—	(14,994)	(14,994)
Distributions declared and payable	—	—	—	(4,115)	(4,115)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(336)	336	—
Total increase (decrease) for the year ended September 30, 2023	6,636,157.838	7	99,200	380	99,587
Balance at September 30, 2023	15,702,639.886	16	234,869	655	235,540
Issuance of common stock	15,061,533.664	15	225,908	—	225,923
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	37,976	37,976
Net realized gain (loss) on investment transactions	—	—	—	743	743
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	5,834	5,834
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(37,535)	(37,535)
Distributions declared and payable	—	—	—	(7,018)	(7,018)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(188)	188	—
Total increase (decrease) for the year ended September 30, 2024	15,061,533.664	15	225,720	188	225,923
Balance at September 30, 2024	30,764,173.550	$31	$460,589	$843	$461,463

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30,
	2024	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$44,553	$19,153	$4,751
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	915	389	85
Amortization of deferred offering costs	96	130	129
Accretion of discounts and amortization of premiums	(1,993)	(817)	(360)
Net realized (gain) loss on investments	(943)	(27)	—
Net realized (gain) loss on foreign currency transactions	200	(183)	105
Net change in unrealized (appreciation) depreciation on investments	(5,464)	(691)	1,127
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(370)	153	18
Proceeds from (fundings of) revolving loans, net	(905)	(537)	(795)
Fundings of investments	(383,656)	(118,561)	(188,009)
Proceeds from principal payments and sales of portfolio investments	31,585	6,049	7,754
Payment-in-kind interest capitalized	(4,577)	(2,110)	(428)
Non-cash dividends capitalized	(1,171)	(956)	—
Proceeds from non-cash dividends	—	32	—
Changes in operating assets and liabilities:
Interest receivable	(6,312)	(824)	(996)
Receivable for investments	(1,225)	—	—
Other assets	(11)	15	(30)
Interest payable	3,135	1,156	634
Management and incentive fees payable	2,227	1,071	—
Accrued trustee fees	38	(8)	20
Accounts payable and other liabilities	102	401	(220)
Net cash provided by (used in) operating activities	(323,776)	(96,165)	(176,215)
Cash flows from financing activities
Borrowings on debt	425,975	76,031	142,711
Repayments of debt	(293,628)	(40,887)	(84,100)
Capitalized debt issuance costs	(1,958)	(647)	(717)
Deferred offering costs	—	—	(5)
Proceeds from issuance of common shares	225,923	96,310	99,307
Distributions paid	(41,650)	(11,761)	(4,393)
Net cash provided by (used in) financing activities	314,662	119,046	152,803
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(9,114)	22,881	(23,412)
Effect of foreign currency exchange rates	193	87	(105)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	29,041	6,073	29,590
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$20,120	$29,041	$6,073
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,436	$4,950	$255
Distributions declared for the period	44,553	19,109	4,401
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$—	$3,233	$8
Change in distributions payable	2,903	4,115	—
The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	As of
	September 30, 2024	September 30, 2023
Cash and cash equivalents	$10,147	$27,659
Foreign currencies (cost of $1,410 and $1,389, respectively)	1,423	1,382
Restricted cash and cash equivalents	8,545	—
Restricted foreign currencies (cost of $4 and $0, respectively)	5	—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$20,120	$29,041
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.^	One stop	SF +	6.50%	(h)(i)	11.24%				02/2029	$7,619	$7,451	1.7%	$7,734
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(a)(h)(i)	12.20%				02/2029	26	25	—	26
PPW Aero Buyer, Inc.	One stop	SF +	5.50%		N/A(6)				02/2029	—	—	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(i)	10.10%				02/2029	17	17	—	17
										7,662	7,493	1.7	7,777
Auto Components
Collision SP Subco, LLC#	One stop	SF +	5.50%	(i)	10.75%				01/2030	3,297	3,239	0.7	3,297
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)(j)	10.36%				01/2030	602	585	0.1	602
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)	10.75%				01/2030	81	72	—	81
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	9.97%				08/2027	272	270	0.1	263
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(h)	9.45%				08/2027	55	54	—	53
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(h)	9.62%				08/2027	30	29	—	27
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(5)	—	—
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(6)	—	—
OEConnection, LLC#	One stop	SF +	5.25%	(h)	10.10%				04/2031	5,758	5,704	1.3	5,758
										10,095	9,942	2.2	10,081
Automobiles
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(i)	9.85%				06/2030	1,957	1,928	0.4	1,957
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	10.10%				06/2030	54	50	—	54
CG Group Holdings, LLC(24)	One stop	SF +	8.75%	(i)	11.35%	cash/	2.00%	PIK	07/2027	1,843	1,824	0.4	1,825
CG Group Holdings, LLC(24)	One stop	SF +	8.75%	(h)	11.60%	cash/	2.00%	PIK	07/2026	352	349	0.1	349
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,688	1,678	0.4	1,688
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,008	1,003	0.2	1,008
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	302	300	0.1	302
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	183	182	—	183
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	174	173	—	174
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	152	151	—	152
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	125	125	—	125
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	122	121	—	122
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	122	121	—	122
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	100	100	—	100
Denali Midco 2, LLC#	One stop	SF +	6.50%	(h)	11.45%				12/2027	94	92	—	94
Denali Midco 2, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2027	—	(45)	—	—
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.45%				12/2027	25	25	—	25
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.45%				12/2027	21	21	—	21
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.45%				12/2027	13	12	—	13
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.45%				12/2027	6	6	—	6
Denali Midco 2, LLC	One stop	SF +	6.00%	(h)	10.95%				12/2027	65	63	—	65
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.45%				12/2027	29	29	—	29
Denali Midco 2, LLC^	One stop	SF +	5.75%	(h)	10.70%				12/2027	691	686	0.2	691
High Bar Brands Operating, LLC#	Senior secured	SF +	5.00%	(i)	9.60%				12/2029	275	271	0.1	275
High Bar Brands Operating, LLC#	Senior secured	SF +	5.00%	(i)	9.60%				12/2029	57	56	—	57
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(1)	—	—
High Bar Brands Operating, LLC	Senior secured	SF +	5.00%	(i)	9.60%				12/2029	49	47	—	49
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.50%	(i)	10.74%				07/2029	8,543	8,483	1.8	8,372
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(j)	9.75%				07/2029	64	63	—	60
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(13)	—	—
POY Holdings, LLC#^	One stop	SF +	5.50%	(i)	10.25%				11/2027	5,160	5,078	1.1	5,160
POY Holdings, LLC#^	One stop	SF +	5.50%	(i)	10.25%				11/2027	3,937	3,885	0.9	3,937
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
POY Holdings, LLC#	One stop	SF +	5.50%	(i)	10.25%				11/2027	$227	$225	0.1%	$227
POY Holdings, LLC	One stop	SF +	5.50%	(i)	10.29%				11/2027	17	15	—	17
POY Holdings, LLC	One stop	SF +	5.50%	(i)	10.29%				11/2027	122	122	—	122
POY Holdings, LLC	One stop	SF +	5.50%	(i)	10.25%				11/2027	274	273	0.1	274
POY Holdings, LLC	One stop	SF +	5.50%		N/A(6)				11/2027	—	—	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(i)	10.89%				11/2027	367	365	0.1	367
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	9.60%				06/2031	451	447	0.1	451
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		N/A(6)				06/2031	—	—	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		9.60%				06/2031	17	16	—	17
Yorkshire Parent, Inc.^	One stop	SF +	6.00%	(i)	10.60%				12/2029	7,264	7,201	1.6	7,264
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(13)	—	—
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(17)	—	—
										35,950	35,497	7.7	35,754
Banks
OSP Hamilton Purchaser, LLC#	One stop	SF +	5.00%	(i)	10.25%				12/2029	1,342	1,327	0.3	1,342
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	10.26%				12/2029	254	241	—	254
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.00%		N/A(6)				12/2029	—	(2)	—	—
										1,596	1,566	0.3	1,596
Beverages
Financial Information Technologies, LLC#	One stop	SF +	5.25%	(i)	9.85%				06/2030	2,803	2,763	0.6	2,803
Financial Information Technologies, LLC(24)	One stop	N/A			14.00%	PIK			06/2031	1,549	1,516	0.3	1,549
Financial Information Technologies, LLC#^	One stop	SF +	5.25%	(i)	9.85%				06/2030	1,158	1,145	0.3	1,158
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)				06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)				06/2030	—	(4)	—	—
										5,510	5,419	1.2	5,510
Building Products
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(i)	10.00%				11/2028	3,828	3,806	0.8	3,828
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)				11/2027	—	(3)	—	—
										3,828	3,803	0.8	3,828
Capital Markets
BlueMatrix Holdings, LLC#	One stop	SF +	5.25%	(i)	9.85%				01/2031	4,871	4,833	1.1	4,871
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(7)	—	—
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(13)	—	—
										4,871	4,813	1.1	4,871
Chemicals
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(h)	9.60%				03/2029	341	338	0.1	338
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(1)	—	(1)
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(2)	—	(2)
PHM NL SP Bidco B.V.(8)(9)(12)(24)	One stop	E +	9.25%	(d)	9.41%	cash/	3.00%	PIK	09/2028	2,056	2,116	0.4	1,851
PHM NL SP Bidco B.V.(8)(12)(24)	One stop	SF +	9.25%	(g)	11.33%	cash/	3.00%	PIK	09/2028	803	795	0.2	723
PHM NL SP Bidco B.V.(8)(9)(12)(24)	One stop	SN +	6.75%	(f)	8.70%	cash/	3.00%	PIK	09/2028	462	455	0.1	416
PHM NL SP Bidco B.V.(8)(9)(12)(24)	One stop	E +	6.75%	(d)	7.50%	cash/	3.00%	PIK	09/2028	214	214	—	193
										3,876	3,915	0.8	3,518
Commercial Services & Supplies
BradyIFS Holdings, LLC#	One stop	SF +	6.00%	(i)	11.25%				10/2029	7,172	7,051	1.5	7,172
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(h)(i)	11.18%				10/2029	566	559	0.1	566
CI (Quercus) Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	9.63%				06/2031	1,154	1,143	0.3	1,154
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	10.05%				06/2031	18	4	—	18
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(4)	—	—
Encore Holdings, LLC^	One stop	SF +	5.50%	(i)	10.25%				11/2028	5,359	5,275	1.2	5,373
Encore Holdings, LLC#	One stop	SF +	5.50%	(i)	10.20%				11/2028	1,066	1,049	0.2	1,068
Encore Holdings, LLC	One stop	SF +	5.25%	(i)	10.11%				11/2028	659	648	0.1	659
FR Vision Holdings, Inc.#	One stop	SF +	5.50%	(i)	10.78%				01/2031	6,329	6,272	1.4	6,329
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(i)	10.78%				01/2031	533	514	0.1	533
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FR Vision Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)		01/2030	$—	$(5)	—%	$—
Kleinfelder Intermediate, LLC#	One stop	SF +	6.25%	(i)	11.31%		09/2030	845	822	0.2	845
Kleinfelder Intermediate, LLC	One stop	P +	4.00%	(a)	12.00%		09/2028	27	25	—	27
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)		09/2030	—	(1)	—	—
Profile Products LLC	One stop	SF +	5.50%	(h)	10.70%		11/2027	351	347	0.1	334
Profile Products LLC(8)	One stop	SF +	5.50%	(h)	10.70%		11/2027	71	70	—	68
Profile Products LLC	One stop	P +	4.50%	(a)	12.50%		11/2027	36	36	—	34
Profile Products LLC(5)	One stop	SF +	5.75%		N/A(6)		11/2027	—	—	—	(2)
PSC Parent, Inc.	One stop	SF +	5.25%		N/A(6)		04/2031	—	—	—	—
PSC Parent, Inc.	One stop	SF +	5.25%		10.10%		04/2031	74	73	—	74
PSC Parent, Inc.	One stop	SF +	5.25%	(a)(h)	10.36%		04/2030	44	44	—	44
PSC Parent, Inc.#	One stop	SF +	5.25%	(h)	10.42%		04/2031	443	438	0.1	443
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	10.10%		03/2029	8,282	8,196	1.8	8,200
Radwell Parent, LLC#	One stop	SF +	5.50%	(i)	10.10%		03/2029	303	297	0.1	300
Radwell Parent, LLC	One stop	SF +	5.50%	(i)	10.10%		03/2029	58	51	—	55
Radwell Parent, LLC	One stop	SF +	5.50%	(i)	10.10%		03/2029	125	122	—	122
WRE Holding Corp.(5)	One stop	SF +	5.00%		N/A(6)		07/2030	—	(7)	—	—
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	9.25%		07/2031	4,907	4,860	1.1	4,907
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.81%		07/2031	72	65	—	72
								38,494	37,944	8.3	38,395
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop	SF +	4.75%		N/A(6)		05/2031	—	(1)	—	—
Consor Intermediate II, LLC	One stop	SF +	4.75%		N/A(6)		05/2031	—	—	—	—
Consor Intermediate II, LLC#	One stop	SF +	4.75%	(i)	9.35%		05/2031	325	324	0.1	325
								325	323	0.1	325
Containers & Packaging
Chase Intermediate^	One stop	SF +	4.75%	(i)	10.00%		10/2028	4,051	4,029	0.9	4,051
Chase Intermediate(5)	One stop	SF +	4.75%		N/A(6)		10/2028	—	(2)	—	—
Chase Intermediate	One stop	SF +	4.75%	(i)	9.90%		10/2028	82	80	—	82
Fortis Solutions Group, LLC^	One stop	SF +	5.50%	(i)	10.20%		10/2028	2,090	2,070	0.5	2,049
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	10.20%		10/2028	17	10	—	6
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	10.20%		10/2028	6	2	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(a)(i)	10.78%		10/2027	81	77	—	76
								6,327	6,266	1.4	6,269
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.00%	(i)	10.28%		05/2030	78	72	—	70
Any Hour, LLC(24)	One stop	N/A			13.00%	PIK	05/2031	875	859	0.2	866
Any Hour, LLC	One stop	SF +	5.00%	(i)	9.90%		05/2030	133	128	—	129
Any Hour, LLC^	One stop	SF +	5.00%	(i)	9.60%		05/2030	2,757	2,718	0.6	2,729
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.86%		10/2030	6	5	—	5
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.86%		10/2030	2,060	2,010	0.4	2,039
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.86%		10/2029	319	293	0.1	314
Apex Service Partners, LLC#	One stop	SF +	5.00%	(h)	9.86%		10/2030	8,653	8,434	1.9	8,566
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(i)	9.60%		05/2030	113	109	—	113
CHVAC Services Investment, LLC	One stop	SF +	5.00%		N/A(6)		05/2030	—	—	—	—
CHVAC Services Investment, LLC#	One stop	SF +	5.00%	(i)	9.60%		05/2030	242	240	0.1	242
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.50%	(g)(i)	10.83%		07/2027	3,954	3,896	0.9	3,954
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.50%	(i)	10.75%		07/2027	2,986	2,941	0.6	2,986
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	10.74%		07/2027	2,634	2,595	0.6	2,634
Entomo Brands Acquisitions, Inc.#	Senior secured	SF +	5.50%	(i)	10.25%		07/2029	360	355	0.1	360
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	10.25%		07/2029	15	14	—	15
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	10.25%		07/2029	103	101	—	103
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.73%		07/2027	142	141	—	142
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.73%		07/2027	96	96	—	96
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	$94	$93	—%	$94
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.65%				07/2027	86	85	—	86
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.72%				07/2027	62	61	—	62
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.68%				07/2027	43	43	—	43
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	11.41%				12/2027	523	520	0.1	523
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	11.41%				12/2027	31	31	—	31
FPG Intermediate Holdco, LLC(24)	One stop	SF +	6.75%	(j)	7.25%	cash/	4.00%	PIK	03/2027	904	894	0.2	705
FPG Intermediate Holdco, LLC(24)	One stop	SF +	6.75%	(j)	7.25%	cash/	4.00%	PIK	03/2027	775	767	0.1	604
FPG Intermediate Holdco, LLC(24)	One stop	SF +	6.75%	(h)(j)	7.81%	cash/	4.00%	PIK	03/2027	41	41	—	41
FSS Buyer LLC	One stop	SF +	5.00%	(h)	9.85%				08/2028	305	301	0.1	305
FSS Buyer LLC	One stop	SF +	5.00%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.25%	(i)	10.31%				06/2029	432	426	0.1	432
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(h)	11.15%				06/2028	19	19	—	19
HS Spa Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.85%				05/2028	87	87	—	87
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	9.85%				05/2028	428	426	0.1	428
Mario Purchaser, LLC#	One stop	SF +	5.75%	(h)	10.70%				04/2029	414	409	0.1	410
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.70%				04/2029	537	529	0.1	531
Mario Purchaser, LLC(24)	One stop	SF +	10.75%	(h)	15.70%	PIK			04/2032	262	259	0.1	259
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.70%				04/2028	5	4	—	4
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.70%				04/2029	70	63	—	63
NSG Buyer, Inc. #^	One stop	SF +	6.25%	(h)	11.20%				11/2029	7,231	7,134	1.6	7,284
NSG Buyer, Inc. (5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(15)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(8)	—	—
NSG Buyer, Inc. ^	One stop	SF +	5.50%	(h)	10.35%				11/2029	1,152	1,124	0.2	1,152
RW AM Holdco LLC#	One stop	SF +	5.25%	(i)	9.95%				04/2028	990	984	0.2	921
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(6)
Virginia Green Acquisition, LLC#	One stop	SF +	5.25%	(j)	9.50%				12/2030	6,860	6,799	1.5	6,860
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(10)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(j)	9.50%				12/2030	283	258	0.1	283
										47,160	46,329	10.1	46,584
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	6.25%	(i)	10.85%				10/2028	1,091	1,073	0.2	1,091
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(2)	—	—
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(5)	—	—
Baker Tilly Advisory Group, LP^	One stop	SF +	5.00%	(h)	9.85%				06/2031	1,532	1,511	0.3	1,532
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(2)	—	—
Banker's Toolbox, Inc.^	One stop	SF +	4.50%	(i)	9.10%				07/2027	1,357	1,347	0.3	1,357
Banker's Toolbox, Inc.	One stop	SF +	4.50%		N/A(6)				07/2027	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(24)	Subordinated debt	E +	8.00%	(d)	3.59%	cash/	8.00%	PIK	07/2032	102	98	—	101
Ceres Groupe SAS & Ceres PikCo^(8)(9)(20)	One stop	E +	5.25%	(d)	8.84%				07/2031	482	464	0.1	478
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Finastra USA, Inc.	One stop	SF +	7.25%	(i)	12.18%				09/2029	23	22	—	23
Finastra USA, Inc.#	One stop	SF +	7.25%	(i)	12.18%				09/2029	4,925	4,844	1.1	4,944
Flash Topco, Inc.	One stop	SF +	5.75%	(i)	11.10%				10/2028	929	924	0.2	883
Flash Topco, Inc.	One stop	SF +	6.50%	(i)	11.71%				10/2028	72	71	—	68
Flash Topco, Inc.	One stop	SF +	6.50%	(i)	11.72%				12/2024	36	36	—	36
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(h)	9.35%				11/2028	1,598	1,587	0.4	1,598
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(h)	9.60%				11/2028	115	112	—	115
										12,262	12,080	2.6	12,226
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electrical Equipment
Power Grid Holdings, Inc.#	One stop	SF +	4.75%	(i)	10.00%				12/2030	$242	$238	0.1%	$242
Power Grid Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(1)	—	—
										242	237	0.1	242
Electronic Equipment, Instruments & Components
CST Holding Company#	One stop	SF +	5.00%	(h)	9.95%				11/2028	2,220	2,133	0.5	2,220
CST Holding Company(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(2)	—	—
										2,220	2,131	0.5	2,220
Food & Staples Retailing
Wineshipping.com LLC	One stop	SF +	5.75%	(j)	10.74%				10/2027	375	373	0.1	356
Wineshipping.com LLC	One stop	SF +	5.75%	(a)(i)	11.20%				10/2027	73	73	—	69
Wineshipping.com LLC	One stop	SF +	5.75%	(i)	11.20%				10/2027	10	10	—	10
										458	456	0.1	435
Food Products
Blast Bidco Inc.#	One stop	SF +	6.00%	(i)	10.60%				10/2030	7,061	6,970	1.5	7,061
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(10)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(i)	10.33%				08/2030	1,189	1,177	0.3	1,177
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(i)	10.33%				08/2030	18	17	—	17
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	11.00%				07/2027	550	547	0.1	545
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	11.00%				07/2027	98	97	—	97
Ultimate Baked Goods Midco LLC	One stop	SF +	6.25%	(i)	11.41%				08/2027	370	368	0.1	370
Ultimate Baked Goods Midco LLC	One stop	SF +	6.25%	(i)	11.40%				08/2027	24	22	—	24
Ultimate Baked Goods Midco LLC^	One stop	SF +	5.50%	(i)	10.66%				08/2027	574	571	0.1	574
Whitebridge Pet Brands, LLC#^	One stop	SF +	4.75%	(h)	9.70%				07/2027	1,115	1,109	0.3	1,115
Whitebridge Pet Brands, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(1)	—	—
Wizard Bidco Limited#(8)(10)	One stop	SF +	6.00%	(i)	10.60%				03/2029	650	640	0.1	650
Wizard Bidco Limited(8)(9)(10)(24)	One stop	SN +	5.00%	(f)	8.45%	cash/	1.50%	PIK	03/2029	411	401	0.1	392
Wizard Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(f)	10.95%				03/2029	238	216	0.1	238
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	4.75%	(f)	9.70%				09/2028	64	58	—	61
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				03/2029	—	(2)	—	—
										12,362	12,180	2.7	12,321
Healthcare Equipment & Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(i)	10.85%				08/2028	1,870	1,840	0.4	1,870
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	10.85%				08/2028	29	28	—	29
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)	10.56%				06/2031	3,682	3,647	0.8	3,645
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(4)	—	(4)
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				06/2031	—	(8)	—	(8)
TIDI Legacy Products, Inc.#	One stop	SF +	5.50%	(h)	10.35%				12/2029	752	748	0.2	752
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC#	One stop	SF +	5.75%	(h)	10.87%				12/2029	2,930	2,880	0.6	2,930
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(10)	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(5)	—	—
										9,263	9,115	2.0	9,214
Healthcare Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	10.22%				12/2027	941	936	0.2	941
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	10.20%				12/2027	334	332	0.1	334
AAH TOPCO, LLC (24)	Subordinated debt	N/A			11.50%	PIK			12/2031	216	214	0.1	203
AAH TOPCO, LLC	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	—
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	10.22%				12/2027	1,694	1,663	0.4	1,694
Bamboo US Bidco LLC#(24)	One stop	SF +	6.75%	(i)	8.62%	cash/	3.38%	PIK	09/2030	2,469	2,408	0.5	2,444
Bamboo US Bidco LLC#(8)(9)(24)	One stop	E +	6.75%	(c)	7.01%	cash/	3.38%	PIK	09/2030	1,711	1,584	0.4	1,694
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(13)	—	(4)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bamboo US Bidco LLC(24)	One stop	SF +	6.75%	(i)	8.56%	cash/	3.38%	PIK	09/2030	$183	$178	—%	$179
Community Care Partners, LLC#	One stop	SF +	6.00%	(h)	10.96%				06/2026	130	130	—	126
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%				04/2031	1,538	1,418	0.3	1,523
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(5)	—	(6)
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(10)	One stop	SF +	5.50%	(j)	10.81%				04/2031	2,484	2,437	0.5	2,459
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop	SF +	5.50%		N/A(6)				10/2030	—	(9)	—	(5)
ERC Topco Holdings, LLC(7)(24)	One stop	SF +	6.25%	(i)	7.60%	cash/	3.25%	PIK	11/2028	2,200	2,175	0.3	1,320
ERC Topco Holdings, LLC(7)(24)	One stop	SF +	6.25%	(i)	8.38%	cash/	3.25%	PIK	11/2027	116	114	—	56
ERC Topco Holdings, LLC(7)(24)	One stop	SF +	6.25%	(i)	4.60%	cash/	6.25%	PIK	11/2028	36	36	—	22
ERC Topco Holdings, LLC(7)(24)	One stop	SF +	6.25%	(i)	4.60%	cash/	6.25%	PIK	11/2028	1	1	—	1
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(h)	9.70%				12/2026	295	294	0.1	292
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(h)	9.70%				12/2026	47	46	—	46
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Premise Health Holding Corp.#	One stop	SF +	5.50%	(j)	10.76%				03/2031	6,511	6,421	1.4	6,511
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(10)	—	—
Suveto Buyer, LLC^	One stop	SF +	4.25%	(h)	9.20%				09/2027	1,103	1,098	0.3	1,099
Suveto Buyer, LLC	One stop	SF +	4.25%	(a)(h)	9.58%				09/2027	98	97	—	97
										22,107	21,545	4.6	21,026
Healthcare Technology
Alegeus Technologies Holdings Corp.	Senior secured	SF +	8.25%	(i)	13.46%				09/2026	20	20	—	20
Amberfield Acquisition Co.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(2)	—	—
Amberfield Acquisition Co.	One stop	SF +	5.00%		N/A(6)				05/2030	—	—	—	—
Amberfield Acquisition Co.#	One stop	SF +	5.00%	(i)	9.60%				05/2030	400	396	0.1	400
Color Intermediate, LLC#	Senior secured	SF +	4.75%	(i)	9.45%				10/2029	1,056	1,040	0.2	1,056
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(h)(i)	13.00%				01/2029	367	361	0.1	367
Crow River Buyer, Inc.	One stop	SF +	7.75%	(i)	12.85%				01/2029	13	12	—	13
HealthEdge Software, Inc.^	One stop	SF +	4.75%	(h)	9.85%				07/2031	445	441	0.1	440
HealthEdge Software, Inc.(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(1)	—	(1)
HealthEdge Software, Inc.(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(1)	—	(1)
Kona Buyer, LLC	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	9.78%				07/2031	410	406	0.1	406
Kona Buyer, LLC	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	(1)	—	(1)
Lacker Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				02/2031	2,057	1,914	0.4	2,057
Lacker Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(7)	—	—
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				02/2031	463	411	0.1	463
Neptune Holdings, Inc.#	One stop	SF +	5.75%	(i)	10.35%				09/2030	2,608	2,575	0.6	2,608
Neptune Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.^(24)	One stop	SF +	5.20%	(h)	7.35%	cash/	2.70%	PIK	08/2031	6,189	6,128	1.3	6,127
Netsmart Technologies, Inc.(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(8)	—	(8)
Netsmart Technologies, Inc.(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(4)	—	(4)
Plasma Buyer LLC#	One stop	SF +	5.75%	(i)	10.35%				05/2029	302	297	0.1	293
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	10.35%				05/2028	19	19	—	18
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	10.88%				05/2029	7	7	—	6
QF Holdings, Inc.	One stop	SF +	5.00%	(i)	10.35%				12/2027	35	35	—	35
Veranex, Inc.(7)(24)	Senior secured	SF +	6.75%	(j)	7.65%	cash/	4.25%	PIK	04/2028	127	126	—	90
Veranex, Inc.(7)(24)	Senior secured	SF +	6.75%	(j)	7.81%	cash/	4.25%	PIK	04/2028	43	42	—	30
Veranex, Inc.(7)(24)	Senior secured	SF +	6.75%	(j)	7.57%	cash/	4.25%	PIK	04/2028	32	32	—	23
										14,593	14,237	3.1	14,437
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(i)	11.21%				08/2028	$822	$816	0.2%	$822
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.40%				08/2028	41	41	—	41
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.85%				08/2028	18	18	—	18
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.75%				08/2028	77	71	—	77
ESN Venture Holdings, LLC#^	One stop	SF +	5.75%	(i)	10.35%				10/2028	2,066	2,037	0.5	2,066
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.35%				10/2028	312	308	0.1	312
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.85%				10/2028	101	99	—	101
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.35%				10/2028	32	30	—	32
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.35%				10/2028	143	141	—	143
ESN Venture Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(5)	—	—
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.93%				10/2028	353	350	0.1	353
GFP Atlantic Holdco 2, LLC#	One stop	SF +	6.00%	(i)	11.13%				11/2027	1,246	1,227	0.3	1,246
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(22)	—	—
Harri US LLC(24)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	50	48	—	49
Harri US LLC(24)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	34	34	—	33
Harri US LLC(24)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	33	33	—	32
Harri US LLC(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	(1)
Harri US LLC(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(3)	—	(22)
Health Buyer, LLC#	Senior secured	SF +	5.25%	(i)	9.85%				04/2029	146	145	—	145
Health Buyer, LLC#	Senior secured	SF +	5.50%	(i)	10.10%				04/2029	75	74	—	75
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	10.10%				04/2029	30	29	—	30
Health Buyer, LLC	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	—	—	—
PB Group Holdings, LLC^(24)	One stop	SF +	5.50%	(h)	7.60%	cash/	2.75%	PIK	08/2030	3,251	3,235	0.7	3,235
PB Group Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(2)	—	(2)
SDC Holdco, LLC^	One stop	SF +	5.00%	(i)	9.60%				06/2031	6,459	6,428	1.4	6,459
SDC Holdco, LLC	One stop	SF +	5.00%	(i)	9.66%				06/2031	57	54	—	57
SDC Holdco, LLC(24)	Second lien	SF +	8.50%	(i)	13.10%	PIK			06/2032	993	986	0.2	993
Super REGO, LLC(24)	Subordinated debt	N/A			15.00%	PIK			03/2030	54	53	—	54
YE Brands Holding, LLC#	One stop	SF +	4.75%	(i)	9.35%				10/2027	2,947	2,922	0.7	2,947
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.47%				10/2027	27	27	—	27
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.40%				10/2027	332	327	0.1	332
										19,699	19,501	4.3	19,654
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(i)	10.45%				07/2027	218	215	0.1	218
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(i)	10.45%				07/2027	55	54	—	55
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(i)	10.45%				07/2027	29	28	—	29
Dwyer Instruments, Inc.	One stop	SF +	5.75%		N/A(6)				07/2027	—	—	—	—
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(i)	10.29%				06/2031	3,421	3,388	0.7	3,387
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(4)	—	(4)
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(3)	—	(7)
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(i)	9.85%				08/2029	644	634	0.2	637
Excelitas Technologies Corp.#(8)(9)	One stop	E +	5.25%	(c)	8.60%				08/2029	123	113	—	122
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2029	—	—	—	—
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(5)	—	(7)
										4,490	4,420	1.0	4,430
Insurance
Alera Group, Inc.^	One stop	SF +	5.25%	(h)	10.10%				10/2028	1,408	1,400	0.3	1,408
Alera Group, Inc.	One stop	SF +	5.25%	(h)	10.10%				10/2028	456	453	0.1	456
Alera Group, Inc.	One stop	SF +	5.25%	(h)	10.10%				10/2028	400	397	0.1	400
Alera Group, Inc.	One stop	SF +	5.75%	(h)	10.60%				10/2028	2,438	2,405	0.6	2,478
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.95%				07/2027	$179	$179	0.1%	$179
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.95%				07/2027	53	53	—	53
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(i)	9.95%				07/2027	50	50	—	50
AMBA Buyer, Inc.	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.95%				07/2027	19	19	—	19
Ben Nevis Midco Limited#(8)(10)	One stop	SF +	5.50%	(h)	10.35%				03/2028	851	836	0.2	851
Ben Nevis Midco Limited#(8)(10)	One stop	SF +	5.50%	(i)	10.56%				03/2028	572	572	0.1	572
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(h)	10.34%				03/2028	90	90	—	90
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(h)	10.36%				03/2028	140	134	—	140
Captive Resources Midco, LLC^(24)	One stop	SF +	5.25%	(h)	10.10%				07/2029	4,747	4,687	1.0	4,747
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(1)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(i)	12.56%				03/2029	384	377	0.1	384
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC#	One stop	SF +	5.25%	(i)	10.06%				12/2030	4,886	4,842	1.1	4,898
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(9)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	10.22%				12/2030	4,038	3,996	0.9	4,049
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)				12/2030	—	—	—	—
Gimlet Bidco GMBH#(8)(9)(19)	One stop	E +	5.75%	(c)	9.39%				04/2031	3,632	3,407	0.8	3,595
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.75%	(c)	9.39%				04/2031	269	242	0.1	254
Illumifin Corporation(24)	One stop	SF +	7.00%	(i)	6.54%	cash/	6.00%	PIK	09/2027	182	180	—	160
Integrated Specialty Coverages, LLC#	One stop	SF +	6.00%	(h)(i)(j)	10.98%				07/2030	414	405	0.1	414
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(h)(i)(j)	10.88%				07/2030	83	81	—	83
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(i)	10.07%				08/2028	3,201	3,165	0.7	3,169
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%		N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(1)	—	(10)
Keystone Agency Partners LLC#	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	1,589	1,565	0.3	1,589
Keystone Agency Partners LLC	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	332	329	0.1	332
Keystone Agency Partners LLC#	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	184	183	0.1	184
Keystone Agency Partners LLC	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	164	162	—	164
Keystone Agency Partners LLC	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	5,420	5,317	1.2	5,420
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	6.00%	(c)	9.49%				02/2029	1,127	1,074	0.2	1,127
Oakbridge Insurance Agency LLC#	One stop	SF +	5.50%	(h)	10.66%				11/2029	3,157	3,130	0.7	3,157
Oakbridge Insurance Agency LLC	One stop	P +	4.50%	(a)(h)	12.07%				11/2029	158	154	—	158
Oakbridge Insurance Agency LLC	One stop	SF +	5.50%	(h)	10.66%				11/2029	126	113	—	126
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.25%	(i)	10.85%				05/2030	1,784	1,755	0.4	1,784
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(i)	10.85%				05/2030	595	585	0.1	595
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(i)	10.35%				10/2028	4,363	4,268	0.9	4,262
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.75%				10/2028	614	591	0.1	611
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.75%				10/2028	138	137	—	137
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(h)	9.95%				10/2028	28	26	—	27
										48,271	47,345	10.4	48,112
IT Services
CivicPlus, LLC(24)	One stop	SF +	5.75%	(i)	10.96%				08/2027	365	363	0.1	365
CivicPlus, LLC#(24)	One stop	SF +	5.75%	(i)	10.96%				08/2027	234	233	0.1	234
CivicPlus, LLC(24)	One stop	SF +	5.75%	(i)	10.96%				08/2027	171	170	0.1	171
CivicPlus, LLC(24)	One stop	SF +	11.75%	(j)	17.00%	PIK			06/2034	196	193	0.1	196
CivicPlus, LLC	One stop	SF +	8.50%		N/A(6)				08/2027	—	—	—	—
Critical Start, Inc.#(24)	One stop	SF +	6.75%	(i)	8.40%	cash/	3.63%	PIK	05/2028	196	195	—	195
Critical Start, Inc.#(24)	One stop	SF +	6.75%	(i)	8.40%	cash/	3.63%	PIK	05/2028	107	106	—	106
Critical Start, Inc.	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(8)(9)(16)(24)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	890	806	0.2	890
Goldcup 31018 AB(8)(9)(16)(24)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	83	78	—	83
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Goldcup 31018 AB(5)(8)(9)(16)	One stop	E +	6.50%		N/A(6)				01/2029	$—	$(1)	—%	$—
Netwrix Corporation^	One stop	SF +	5.50%	(i)	10.56%				06/2029	4,397	4,375	1.0	4,397
Netwrix Corporation(5)	One stop	SF +	5.50%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	5.50%	(i)	10.56%				06/2029	622	581	0.1	679
PDQ Intermediate, Inc.(24)	Subordinated debt	N/A			13.75%	PIK			10/2031	57	56	—	57
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(3)	—	—
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(1)	—	—
ReliaQuest Holdings, LLC#(24)	One stop	SF +	6.75%	(i)	8.37%	cash/	3.63%	PIK	04/2031	7,984	7,947	1.7	7,984
WPEngine, Inc.#	One stop	SF +	6.50%	(i)	11.62%				08/2029	443	436	0.1	443
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(i)	11.56%				07/2027	435	435	0.1	427
Zarya Holdco, Inc.(5)	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	(1)
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(i)	11.56%				07/2027	173	170	—	170
										16,353	16,137	3.6	16,396
Leisure Products
Crunch Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(4)	—	(3)
Crunch Holdings, LLC^	One stop	SF +	4.75%	(h)	9.61%				09/2031	5,118	5,092	1.1	5,092
Movement Holdings, LLC#	One stop	SF +	5.25%	(h)	10.10%				03/2030	2,419	2,397	0.5	2,419
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(4)	—	—
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(15)	—	—
										7,537	7,466	1.6	7,508
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	5.50%	(i)	10.73%				11/2029	6,235	6,109	1.4	6,235
Celerion Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2029	—	(20)	—	—
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	—
Graphpad Software, LLC^	One stop	SF +	4.75%	(i)	9.35%				06/2031	2,635	2,623	0.6	2,635
Graphpad Software, LLC	One stop	SF +	4.75%	(i)	9.35%				06/2031	66	63	—	66
PAS Parent Inc.(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(3)	—	(7)
PAS Parent Inc.^	One stop	SF +	5.00%	(h)	9.85%				12/2028	2,737	2,702	0.6	2,710
PAS Parent Inc.	One stop	SF +	5.00%	(h)	9.85%				12/2027	43	39	—	41
PAS Parent Inc.	One stop	SF +	5.00%	(h)	9.85%				12/2028	217	213	—	215
Reaction Biology Corporation(7)(24)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	330	324	0.1	254
Reaction Biology Corporation(7)(24)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	305	300	0.1	235
Reaction Biology Corporation(7)(24)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	203	200	—	156
Reaction Biology Corporation(7)(24)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	97	95	—	75
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	10.40%				08/2027	56	56	—	55
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	10.40%				08/2027	48	47	—	47
Unchained Labs, LLC	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	—
										12,972	12,746	2.8	12,717
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.75%	(i)	9.81%				08/2031	930	921	0.2	921
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	(1)
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	(1)
Blackbird Purchaser, Inc.#	One stop	SF +	5.50%	(i)	10.10%				12/2030	8,257	8,184	1.8	8,257
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	10.10%				12/2030	490	475	0.1	490
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	10.10%				12/2029	165	155	—	165
										9,842	9,733	2.1	9,831
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Marine
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(i)	9.85%				04/2029	$4,367	$4,338	1.0%	$4,323
Project Nike Purchaser, LLC#	One stop	SF +	5.25%	(i)	9.85%				04/2029	99	98	—	98
Project Nike Purchaser, LLC	One stop	SF +	5.25%	(i)	9.85%				04/2029	75	74	—	74
										4,541	4,510	1.0	4,495
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(1)	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	9.00%				06/2030	411	408	0.1	411
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(1)	—	—
										411	406	0.1	411
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(h)	10.35%				12/2029	5,487	5,415	1.2	5,487
Envernus, Inc.	One stop	SF +	5.50%	(h)	10.35%				12/2029	29	23	—	29
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	—
										5,516	5,436	1.2	5,516
Paper & Forest Products
Messenger, LLC#^	One stop	SF +	5.75%	(i)	10.50%				12/2027	578	574	0.1	578
Messenger, LLC^	One stop	SF +	5.75%	(i)	11.15%				12/2027	174	173	0.1	174
Messenger, LLC	One stop	SF +	5.75%	(i)	10.50%				12/2027	87	87	—	87
Messenger, LLC	One stop	SF +	5.75%		N/A(6)				12/2027	—	—	—	—
Messenger, LLC(5)(8)(9)	One stop	SN +	5.75%		N/A(6)				12/2027	—	(1)	—	—
Messenger, LLC#(8)(9)	One stop	SN +	5.75%	(f)	0.108				12/2027	1,049	975	0.2	1,049
Messenger, LLC#	One stop	SF +	5.75%	(i)	0.105				12/2027	589	583	0.1	589
										2,477	2,391	0.5	2,477
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(8)(14)	One stop	SF +	5.00%	(i)	9.60%				05/2029	780	770	0.2	773
Caerus Midco 3 S.A.R.L.#(8)(14)	One stop	SF +	5.00%	(i)	9.60%				05/2029	139	137	—	138
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(i)	9.60%				05/2029	53	52	—	52
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(h)	9.87%				05/2029	46	45	—	45
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(i)	9.60%				05/2029	9	9	—	9
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(h)	10.35%				10/2028	590	582	0.1	583
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(h)	10.35%				10/2028	198	195	0.1	195
Cobalt Buyer Sub, Inc.#	One stop	SF +	5.50%	(h)	10.35%				10/2028	165	160	0.1	163
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(h)	10.35%				10/2027	14	12	—	12
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.50%	(h)	10.35%				10/2028	249	246	0.1	246
Cobalt Buyer Sub, Inc.(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(3)	—	(3)
Spark Bidco Limited(8)(9)(10)(24)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	1,514	1,544	0.3	1,454
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	6.00%	(f)	10.95%				08/2028	662	594	0.1	662
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(i)	10.60%				08/2028	475	469	0.1	475
Spark Bidco Limited(8)(9)(10)(24)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	184	155	—	176
Spark Bidco Limited(8)(9)(10)(24)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	161	145	—	154
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	4.88%		N/A(6)				02/2028	—	(1)	—	(3)
										5,239	5,111	1.1	5,131
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(j)	10.50%				05/2029	548	542	0.1	555
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(j)	9.75%				05/2029	61	60	—	61
bswift, LLC#	One stop	SF +	6.38%	(i)	11.68%				11/2028	461	452	0.1	469
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)	10.32%				10/2027	303	301	0.1	303
Citrin Cooperman Advisors LLC#	One stop	SF +	5.00%	(i)	10.32%				10/2027	131	129	—	131
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)	10.42%				10/2027	39	38	—	39
Citrin Cooperman Advisors LLC#	One stop	SF +	5.25%	(i)	10.67%				10/2027	21	21	—	21
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(i)	10.67%				10/2027	55	54	—	55
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	10.02%				09/2028	326	322	0.1	326
DISA Holdings Corp.(24)	Subordinated debt	SF +	8.50%	(h)	11.51%	cash/	2.00%	PIK	03/2029	52	51	—	52
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	10.02%				09/2028	$37	$36	—%	$37
DISA Holdings Corp.	One stop	SF +	5.00%	(i)	10.02%				09/2028	46	45	—	46
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	—
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	10.02%				09/2028	494	487	0.1	494
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	10.11%				09/2028	43	40	—	43
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(6)	—	(1)
Eclipse Buyer, Inc.^	One stop	SF +	4.75%	(i)	9.74%				09/2031	1,264	1,252	0.3	1,252
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(1)	—	(1)
Eliassen Group, LLC#	One stop	SF +	5.75%	(i)	10.35%				04/2028	74	73	—	72
Eliassen Group, LLC	One stop	SF +	5.75%	(i)	10.88%				04/2028	15	15	—	15
Filevine, Inc.^(24)	One stop	SF +	6.50%	(i)	9.47%	cash/	2.50%	PIK	04/2027	308	303	0.1	312
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC	One stop	SF +	6.00%	(i)	11.35%				09/2028	363	359	0.1	363
IG Investments Holdings, LLC	One stop	SF +	6.00%	(j)	11.35%				09/2028	34	34	—	34
IG Investments Holdings, LLC	One stop	SF +	6.00%		N/A(6)				09/2027	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.25%	(i)	10.65%				11/2028	3,203	3,190	0.7	3,107
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(i)	10.65%				11/2028	153	152	—	146
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.25%	(i)	10.72%				11/2028	235	233	0.1	228
Procure Acquireco, Inc.^	One stop	SF +	5.00%	(j)	9.99%				12/2028	943	937	0.2	943
Procure Acquireco, Inc.^	One stop	SF +	5.00%	(i)	9.75%				12/2028	132	132	—	132
Procure Acquireco, Inc.	One stop	SF +	5.00%		N/A(6)				12/2028	—	—	—	—
Varicent Intermediate Holdings Corporation^(24)	One stop	SF +	0.06	(i)	0.0735	cash/	3.25%	PIK	08/2031	4,981	4,907	1.1	4,906
Varicent Intermediate Holdings Corporation(5)	One stop	SF +	0.06		N/A(6)				08/2031	—	(10)	—	(10)
Varicent Intermediate Holdings Corporation(5)	One stop	SF +	0.06		N/A(6)				08/2031	—	(9)	—	(10)
										14,322	14,137	3.1	14,120
Software
Anaplan, Inc.#	One stop	SF +	5.25%	(i)	9.85%				06/2029	8,552	8,494	1.9	8,552
Anaplan, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2028	—	(1)	—	—
Anaplan, Inc.#	One stop	SF +	5.25%	(i)	9.85%				06/2029	167	165	—	167
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				06/2029	684	613	0.1	684
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				06/2029	357	311	0.1	357
Arrow Buyer, Inc.#	One stop	SF +	5.75%	(i)	10.35%				07/2030	2,032	1,991	0.4	2,032
Arrow Buyer, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(6)	—	—
Arrow Buyer, Inc.	One stop	SF +	5.75%	(i)	10.35%				07/2030	133	133	—	133
Artifact Bidco, Inc.(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(1)	—	(1)
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(1)	—	(1)
Artifact Bidco, Inc.#	One stop	SF +	4.50%	(i)	9.10%				05/2031	453	448	0.1	448
Auvik Networks Inc.^(8)(11)(24)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	428	426	0.1	428
Auvik Networks Inc.#(8)(11)(24)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	90	90	—	90
Auvik Networks Inc.(8)(11)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Auvik Networks Inc.#(8)(11)(24)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	72	71	—	72
Azurite Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(h)	11.35%				03/2031	839	828	0.2	839
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(h)	11.35%				03/2031	1,221	1,199	0.3	1,221
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				03/2031	—	(4)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(2)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(2)	—	—
Baxter Planning Systems, LLC^(24)	One stop	SF +	6.25%	(i)	8.12%	cash/	3.38%	PIK	05/2031	1,234	1,226	0.3	1,234
Bayshore Intermediate #2, L.P.(24)	One stop	SF +	7.75%	(i)	13.13%	PIK			10/2028	4,592	4,550	1.0	4,592
Bayshore Intermediate #2, L.P.(5)	One stop	SF +	6.75%		N/A(6)				10/2027	—	(2)	—	—
BestPass, Inc.^	One stop	SF +	5.25%	(h)	10.10%				08/2031	6,263	6,232	1.4	6,231
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(3)	—	(3)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	$—	$(4)	—%	$(4)
Bloomerang, LLC^	One stop	SF +	6.00%	(h)	10.85%				12/2029	4,643	4,602	1.0	4,643
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(9)	—	—
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(12)	—	—
Bonterra LLC^(24)	One stop	SF +	7.75%	(i)	12.35%	PIK			09/2027	4,995	4,946	1.1	4,920
Bonterra LLC^	One stop	SF +	7.00%	(i)	11.60%				09/2027	3,591	3,565	0.8	3,537
Bonterra LLC	One stop	SF +	7.00%	(i)	11.64%				09/2027	116	115	—	113
Bonterra LLC^	One stop	SF +	7.00%	(i)	11.94%				09/2027	682	672	0.2	671
Bottomline Technologies, Inc.^	One stop	SF +	5.25%	(h)	10.10%				05/2029	1,536	1,516	0.3	1,521
Bottomline Technologies, Inc.#	One stop	SF +	5.75%	(h)	10.60%				05/2029	276	271	0.1	276
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	(2)
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	7.25%	(i)	12.53%				01/2029	507	495	0.1	507
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	7.25%	(i)	12.53%				01/2029	134	131	—	134
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(12)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(12)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%				08/2030	685	640	0.2	685
Camelia Bidco Limited#(8)(9)(10)	One stop	A +	5.50%	(e)	9.93%				08/2030	44	40	—	44
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%				08/2030	97	87	—	97
Camelia Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(5)	—	—
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(6)	—	—
CB Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.85%				07/2031	5,306	5,255	1.2	5,306
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(7)	—	—
Coupa Holdings, LLC#	One stop	SF +	5.50%	(i)	10.75%				02/2030	3,071	3,005	0.7	3,071
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2030	—	(3)	—	—
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(i)	11.35%				11/2030	11,589	11,438	2.5	11,589
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(16)	—	—
Daxko Acquisition Corporation^	One stop	SF +	5.00%	(h)	9.85%				10/2028	1,530	1,521	0.3	1,530
Daxko Acquisition Corporation	One stop	SF +	5.00%	(h)	9.85%				10/2028	129	128	—	129
Daxko Acquisition Corporation	One stop	P +	4.00%	(a)	12.00%				10/2028	19	16	—	19
Daxko Acquisition Corporation	One stop	SF +	5.00%	(h)	9.85%				10/2028	8	8	—	8
Daxko Acquisition Corporation(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(3)	—	—
Denali Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(f)	10.95%				08/2030	1,080	1,000	0.2	1,086
Denali Bidco Limited#(8)(9)(10)	One stop	E +	6.00%	(c)	9.35%				08/2030	261	249	0.1	262
Denali Bidco Limited#(8)(9)(10)	One stop	E +	5.50%	(c)	8.85%				08/2030	1,805	1,696	0.4	1,805
Denali Bidco Limited(8)(9)(10)	One stop	E +	6.00%	(c)	9.35%				08/2030	365	341	0.1	367
Denali Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(17)	—	—
Dragon UK Bidco Limited(8)(9)(10)	One stop	SN +	5.75%	(f)	10.70%				02/2029	862	842	0.2	854
Dragon UK Bidco Limited(8)(9)(10)	One stop	CA +	5.75%	(k)	9.67%				02/2029	481	501	0.1	477
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)				02/2029	—	—	—	(2)
Evergreen IX Borrower 2023, LLC#	One stop	SF +	4.75%	(i)	9.35%				09/2030	5,477	5,333	1.2	5,422
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(16)	—	(5)
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.35%				09/2030	397	393	0.1	393
Gainsight, Inc.(24)	One stop	SF +	6.00%	(i)	11.40%	PIK			07/2027	761	756	0.2	761
Gainsight, Inc.(24)	One stop	SF +	6.00%	(i)	11.40%	PIK			07/2027	64	63	—	64
GTY Technology Holdings, Inc.^(24)	One stop	SF +	6.88%	(i)	7.18%	cash/	4.30%	PIK	07/2029	1,821	1,799	0.4	1,803
GTY Technology Holdings, Inc.^(24)	One stop	SF +	6.88%	(h)	7.54%	cash/	4.30%	PIK	07/2029	1,189	1,172	0.3	1,177
GTY Technology Holdings, Inc.^(24)	One stop	SF +	6.88%	(i)	7.18%	cash/	4.30%	PIK	07/2029	218	217	0.1	216
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(8)	—	—
GTY Technology Holdings, Inc.^(24)	One stop	SF +	7.13%	(i)	7.92%	cash/	4.45%	PIK	07/2029	288	286	0.1	288
Gurobi Optimization, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(4)	—	(4)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Gurobi Optimization, LLC^	One stop	SF +	4.75%	(h)(i)	9.47%				09/2031	$4,671	$4,624	1.0%	$4,624
Hornet Security Holding GMBH#(8)(9)(19)(24)	One stop	E +	7.00%	(d)	5.91%	cash/	4.50%	PIK	02/2031	2,510	2,408	0.5	2,510
Hornet Security Holding GMBH#(8)(9)(19)(24)	One stop	E +	7.00%	(c)(d)	5.91%	cash/	4.50%	PIK	02/2031	1,673	1,605	0.4	1,673
Hornet Security Holding GMBH(8)(9)(19)	One stop	E +	6.50%		N/A(6)				08/2030	—	—	—	—
Hornet Security Holding GMBH(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				02/2031	—	(9)	—	—
Hyland Software, Inc.#	One stop	SF +	6.00%	(h)	10.85%				09/2030	13,259	13,090	2.9	13,259
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.#	One stop	SF +	6.50%	(h)	11.35%				01/2030	7,751	7,614	1.7	7,751
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(13)	—	—
ICIMS, Inc.#(24)	One stop	SF +	5.75%	(h)(i)	10.67%				08/2028	14,539	14,391	3.0	13,813
ICIMS, Inc.	One stop	SF +	5.75%	(h)	10.62%				08/2028	85	82	—	71
ICIMS, Inc.(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	—	—	(120)
IQN Holding Corp. ^	One stop	SF +	5.25%	(i)	10.31%				05/2029	927	920	0.2	927
IQN Holding Corp.	One stop	SF +	5.25%	(i)	10.31%				05/2028	16	16	—	16
Island Bidco AB^(8)(16)(24)	One stop	SF +	7.00%	(i)(j)	8.76%	cash/	3.50%	PIK	07/2028	1,050	1,045	0.2	1,050
Island Bidco AB#(8)(9)(16)(24)	One stop	E +	7.25%	(b)(d)	3.65%	cash/	7.25%	PIK	07/2028	402	376	0.1	402
Island Bidco AB^(8)(16)(24)	One stop	SF +	7.00%	(j)	8.76%	cash/	3.50%	PIK	07/2028	179	178	—	179
Island Bidco AB(8)(16)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(8)(9)(16)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.^(24)	One stop	SF +	5.50%	(i)	10.75%				06/2029	4,264	4,222	0.9	4,264
Kaseya Inc.(24)	One stop	SF +	5.50%	(i)	10.10%				06/2029	41	40	—	41
Kaseya Inc.	One stop	SF +	5.50%	(i)	10.75%				06/2029	16	14	—	16
Kaseya Inc.	One stop	SF +	5.50%	(i)	10.78%				06/2029	49	47	—	49
LeadsOnline, LLC#	One stop	SF +	4.75%	(i)	10.17%				02/2028	2,057	2,013	0.4	2,057
LeadsOnline, LLC#	One stop	SF +	4.75%	(i)	10.17%				02/2028	363	355	0.1	363
LeadsOnline, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC#	One stop	SF +	4.75%	(i)	9.45%				02/2028	203	202	—	203
Ministry Brands Holdings LLC^	One stop	SF +	5.50%	(h)	10.45%				12/2028	1,175	1,168	0.2	1,151
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(h)	10.45%				12/2028	338	335	0.1	331
Ministry Brands Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	(1)	—	(2)
Navex TopCo, Inc.#^	One stop	SF +	5.50%	(h)	10.60%				11/2030	11,034	10,841	2.4	11,034
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(16)	—	—
Naviga Inc.(7)	Senior secured	SF +	7.00%	(h)	12.25%				12/2024	6	6	—	2
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(5)(8)(9)(12)	One stop	E +	5.75%		N/A(6)				11/2029	—	(9)	—	—
Panzura, LLC(24)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	59	54	—	49
Pineapple German Bidco GMBH#(8)(9)(19)(24)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	3,364	3,226	0.7	3,330
Pineapple German Bidco GMBH(8)(9)(19)(24)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	231	219	—	229
Pineapple German Bidco GMBH(8)(9)(19)(24)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	800	759	0.2	787
PING Identity Holding Corp.#	One stop	SF +	4.75%	(i)	9.35%				10/2029	910	898	0.2	910
PING Identity Holding Corp.(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(h)	11.35%				09/2028	239	238	0.1	239
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(h)	11.35%				09/2028	146	144	—	146
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(h)	11.35%				09/2028	48	48	—	48
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(h)	11.35%				09/2028	45	44	—	45
QAD, Inc.^	One stop	SF +	4.75%	(h)	9.60%				11/2027	3,837	3,817	0.8	3,837
QAD, Inc.(5)	One stop	SF +	4.75%		N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	10.31%				06/2029	2,397	2,381	0.5	2,397
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	10.39%				06/2029	3,285	3,257	0.7	3,285
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(24)	—	—
Rainforest Bidco Limited(8)(9)(10)(24)	One stop	SN +	6.05%	(f)	8.45%	cash/	2.55%	PIK	07/2029	772	675	0.2	743
Rainforest Bidco Limited(8)(10)(24)	One stop	SF +	6.05%	(g)	8.34%	cash/	2.55%	PIK	07/2029	136	135	—	131
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Rainforest Bidco Limited(8)(9)(10)(24)	One stop	SN +	6.05%	(f)	8.45%	cash/	2.55%	PIK	07/2029	$57	$50	—%	$55
Rainforest Bidco Limited(8)(9)(10)(24)	One stop	SN +	6.55%	(f)	8.95%	cash/	2.55%	PIK	07/2029	1,963	1,784	0.4	1,963
Riskonnect Parent, LLC#^	One stop	SF +	5.50%	(i)	10.25%				12/2028	4,148	4,123	0.9	4,127
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(2)	—	(2)
Riskonnect Parent, LLC	One stop	SF +	5.50%	(i)	10.25%				12/2028	102	101	—	102
Riskonnect Parent, LLC^	One stop	SF +	5.50%	(i)	10.10%				12/2028	3,348	3,314	0.7	3,314
Riskonnect Parent, LLC^	One stop	SF +	5.50%	(i)	10.10%				12/2028	2,355	2,329	0.5	2,332
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(2)	—	(2)
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.00%	(i)	11.10%				08/2029	17,386	17,144	3.8	17,386
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(4)	—	—
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	5.50%	(c)	9.20%				07/2029	1,904	1,699	0.4	1,904
Sapphire Bidco Oy#(8)(9)(15)	One stop	E +	5.75%	(c)	9.41%				07/2029	156	146	—	156
Sapphire Bidco Oy#(8)(9)(15)	One stop	E +	5.75%	(c)	9.46%				07/2029	978	938	0.2	980
Templafy APS and Templafy, LLC^(8)(18)	One stop	SF +	6.00%	(i)	11.40%				07/2028	554	544	0.1	554
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(11)	—	—
Togetherwork Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				05/2031	—	(8)	—	—
Togetherwork Holdings, LLC^	One stop	SF +	5.25%	(h)	10.10%				05/2031	8,684	8,613	1.9	8,684
Transform Bidco Limited(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(10)	—	(10)
Transform Bidco Limited(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(6)	—	(6)
Transform Bidco Limited#(8)(10)	One stop	SF +	7.00%	(i)	12.31%				01/2031	3,562	3,514	0.8	3,518
Vantage Bidco GMBH#(8)(9)(19)(24)	One stop	E +	6.25%	(c)	6.47%	cash/	3.13%	PIK	04/2031	2,638	2,493	0.6	2,612
Vantage Bidco GMBH(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				10/2030	—	(6)	—	(4)
Varinem German Midco GMBH^(8)(9)(19)	One stop	E +	6.00%	(d)	9.67%				07/2031	2,191	2,125	0.5	2,169
Varinem German Midco GMBH(8)(9)(19)	One stop	E +	6.00%		N/A(6)				07/2031	—	—	—	—
Vendavo, Inc.	One stop	SF +	5.75%	(i)	10.84%				09/2027	1,089	1,084	0.2	1,012
Vendavo, Inc.	One stop	SF +	5.75%	(i)(j)	10.69%				09/2027	179	177	—	155
Vendavo, Inc.^	One stop	SF +	5.75%	(i)	10.84%				09/2027	87	87	—	81
WebPT, Inc.	One stop	SF +	6.75%	(i)	11.91%				01/2028	35	35	—	34
Zendesk, Inc.#	One stop	SF +	5.00%	(i)	9.69%				11/2028	9,451	9,323	2.0	9,451
Zendesk, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(16)	—	—
										224,888	220,705	48.4	223,236
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.25%	(j)	9.75%				02/2028	877	866	0.2	877
Ave Holdings III, Corp^	One stop	SF +	5.25%	(j)	9.75%				02/2028	653	650	0.1	653
Ave Holdings III, Corp	One stop	SF +	5.25%	(j)	9.75%				02/2028	86	85	—	86
Ave Holdings III, Corp(5)	One stop	SF +	5.25%		N/A(6)				02/2028	—	(1)	—	—
Biscuit Parent, LLC#	One stop	SF +	4.75%	(i)	9.35%				02/2031	6,018	5,977	1.3	6,018
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(13)	—	—
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(i)	9.60%				10/2029	11,243	11,149	2.5	11,243
CVP Holdco, Inc.(5)	One stop	SF +	7.50%		N/A(6)				06/2030	—	(4)	—	—
CVP Holdco, Inc.^	One stop	SF +	5.00%	(h)	9.85%				06/2031	4,020	3,981	0.9	4,020
CVP Holdco, Inc.(5)	One stop	SF +	7.50%		N/A(6)				06/2031	—	(5)	—	—
PetVet Care Centers LLC#	One stop	SF +	6.00%	(h)	10.85%				11/2030	4,439	4,362	0.9	4,217
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(11)	—	(30)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(5)	—	—
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(i)	10.81%				08/2029	14,388	14,210	3.1	14,388
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	2,476	2,441	0.5	2,476
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	572	568	0.1	572
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	105	104	—	105
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	103	96	—	103
PPV Intermediate Holdings, LLC(24)	One stop	N/A			14.75%	PIK			08/2030	59	58	—	60
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(5)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%		N/A(6)				08/2029	$—	$—	—%	$—
Radiance Borrower, LLC	One stop	SF +	5.25%	(h)	10.10%				06/2031	122	117	—	122
Radiance Borrower, LLC^(24)	One stop	SF +	5.75%	(h)	7.85%	cash/	2.75%	PIK	06/2031	6,406	6,360	1.4	6,406
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	4,686	4,645	1.0	4,686
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	311	308	0.1	311
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	306	304	0.1	306
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	242	240	0.1	242
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	248	246	0.1	248
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)(j)	14.11%	PIK			09/2029	64	61	—	64
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	101	100	—	101
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	77	76	—	77
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	71	70	—	71
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(2)	—	—
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(5)	—	—
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(8)	—	—
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	138	137	—	138
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	132	130	—	132
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	94	93	—	94
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	12	12	—	12
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				09/2029	482	478	0.1	482
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	51	45	—	51
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)(j)	14.30%	PIK			09/2029	47	47	—	47
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	151	150	—	151
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(8)	One stop	SF +	5.25%	(i)	9.85%				12/2029	1,071	1,057	0.2	1,071
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(8)	One stop	SF +	5.25%	(i)	9.85%				12/2028	223	220	0.1	223
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)(8)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(2)	—	—
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.#(8)(9)	One stop	CA +	5.25%	(l)	9.18%				12/2029	2,459	2,404	0.5	2,459
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(i)	11.01%				04/2028	453	449	0.1	439
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(i)	11.01%				04/2028	173	171	—	167
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop	SF +	5.50%		N/A(6)				04/2028	—	(1)	—	(2)
										63,159	62,405	13.4	62,886
Water Utilities
Vessco Midco Holdings, LLC^	One stop	SF +	5.25%	(h)(j)	10.22%				07/2031	554	548	0.1	548
Vessco Midco Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(1)	—	(1)
Vessco Midco Holdings, LLC	One stop	SF +	5.25%	(j)	9.54%				07/2031	27	26	—	25
										581	573	0.1	572

Total debt investments										679,499	668,313	146.1	674,121
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(21)(22)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		02/2023	N/A	21	$207	0.1%	$172

Automobiles
CAP-KSI Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	192	—	—	—
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	192	192	0.1	192
CG Group Holdings, LLC	LP units	N/A	N/A		07/2021	N/A	—	51	—	31
Go Car Wash Parent, Corp.(23)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	347	0.1	347
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		04/2022	N/A	—	166	—	2
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		07/2022	N/A	1	81	—	116
POY Holdings, LLC	LLC units	N/A	N/A		11/2022	N/A	41	20	—	88
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	125	125	—	132
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	25	25	—	26
Yorkshire Parent, Inc.	LP units	N/A	N/A		12/2023	N/A	—	45	—	49
								1,052	0.2	983
Building Products
BECO Holding Company, Inc.(23)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	15	1,895	0.5	2,046
BECO Holding Company, Inc.	LP interest	N/A	N/A		11/2021	N/A	1	103	—	100
								1,998	0.5	2,146
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		10/2021	N/A	36	36	—	46
FR Vision Holdings, Inc.	LP units	N/A	N/A		01/2024	N/A	—	38	—	40
Radwell Parent, LLC	LP units	N/A	N/A		03/2022	N/A	1	105	—	120
								179	—	206
Containers & Packaging
Chase Intermediate	LP units	N/A	N/A		04/2022	N/A	19	10	—	30

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A		05/2024	N/A	32	81	—	92
DP Flores Holdings, LLC	LLC units	N/A	N/A		09/2022	N/A	93	93	—	119
EMS LINQ, LLC	LP interest	N/A	N/A		12/2021	N/A	33	33	—	32
HS Spa Holdings, Inc.	Common stock	N/A	N/A		05/2022	N/A	31	31	—	31
NSG Buyer, Inc. (8)	LP units	N/A	N/A		11/2022	N/A	1	588	0.2	764
Virginia Green Acquisition, LLC	LP units	N/A	N/A		12/2023	N/A	33	33	—	38
								859	0.2	1,076
Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		07/2021	N/A	—	34	—	16
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		09/2022	N/A	—	1	—	2
								35	—	18
Healthcare Providers & Services
Suveto Buyer, LLC	Common stock	N/A	N/A		11/2021	N/A	—	35	—	24

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A		05/2024	N/A	137	137	—	137

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Harri US LLC	Preferred stock	N/A	N/A		10/2023	N/A	4	$50	—%	$62
Harri US LLC	LLC units	N/A	N/A		02/2022	N/A	5	43	—	33
Harri US LLC	Preferred stock	N/A	N/A		10/2021	N/A	5	30	—	27
Harri US LLC	Warrant	N/A	N/A		10/2021	N/A	2	7	—	9
Harri US LLC	Warrant	N/A	N/A		03/2024	N/A	5	—	—	64
PB Group Holdings, LLC	LP units	N/A	N/A		08/2024	N/A	34	78	—	78
								208	—	273
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		11/2023	N/A	2	34	—	35

IT Services
Critical Start, Inc.	Common stock	N/A	N/A		05/2022	N/A	17	17	—	9
Kentik Technologies, Inc.	Preferred stock	N/A	N/A		09/2021	N/A	11	63	—	63
Netwrix Corporation	LLC units	N/A	N/A		06/2022	N/A	4	8	—	10
								88	—	82
Leisure Products
Movement Holdings, LLC	LLC units	N/A	N/A		03/2024	N/A	—	144	—	131

Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		11/2022	N/A	275	275	0.1	275
Celerion Buyer, Inc.	LP units	N/A	N/A		11/2022	N/A	275	—	0.1	208
PAS Parent Inc.	LP interest	N/A	N/A		12/2021	N/A	1	82	—	86
PAS Parent Inc.	Preferred stock	N/A	N/A		03/2023	N/A	—	12	—	16
Reaction Biology Corporation	LLC units	N/A	N/A		03/2022	N/A	—	38	—	—
								407	0.2	585
Paper & Forest Products
Messenger, LLC	LLC units	N/A	N/A		12/2021	N/A	1	99	—	81
Messenger, LLC	LLC units	N/A	N/A		12/2021	N/A	—	—	—	—
								99	—	81
Pharmaceuticals
Cobalt Buyer Sub, Inc.(23)	Preferred stock	N/A	13.75%	Non-Cash	10/2021	N/A	—	668	0.2	743
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A		10/2021	N/A	—	10	—	13
Cobalt Buyer Sub, Inc.	Common stock	N/A	N/A		10/2021	N/A	—	—	—	1
								678	0.2	757
Professional Services
Eclipse Buyer, Inc.(23)	Preferred stock	N/A	12.50%	Non-Cash	09/2024	N/A	—	499	0.1	495
Enboarder, Inc.(8)(13)	Preferred stock	N/A	N/A		01/2022	N/A	3	32	—	21
Filevine, Inc.	Preferred stock	N/A	N/A		04/2022	N/A	36	231	0.1	401
Filevine, Inc.	Preferred stock	N/A	N/A		05/2024	N/A	2	15	—	23
Filevine, Inc.	Warrant	N/A	N/A		04/2022	N/A	5	8	—	49
Procure Acquireco, Inc.	LP interest	N/A	N/A		12/2021	N/A	—	42	—	59
								827	0.2	1,048
Software
Anaplan, Inc.	LP interest	N/A	N/A		06/2022	N/A	336	336	0.1	521
Auvik Networks Inc.(8)(11)	Preferred stock	N/A	N/A		07/2021	N/A	2	17	—	23
Auvik Networks Inc.(8)(11)	Preferred stock	N/A	N/A		02/2023	N/A	—	2	—	3
Bayshore Intermediate #2, L.P.	Common stock	N/A	N/A		10/2021	N/A	243	243	0.1	259
CB Buyer, Inc.	LP units	N/A	N/A		07/2024	N/A	77	77	—	77
Cynet Security Ltd.(8)(17)	Preferred stock	N/A	N/A		08/2022	N/A	13	46	—	60
Denali Bidco Limited(8)(10)	LP interest	N/A	N/A		08/2023	N/A	35	46	—	67
GTY Technology Holdings, Inc.	LP units	N/A	N/A		07/2022	N/A	26	26	—	50
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	$63	—%	$63
Kaseya Inc.(23)	Preferred stock	SF +	10.75%	(i)	15.35%	Non-Cash	06/2022	N/A	2	2,382	0.6	2,511
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	46	46	—	49
Ministry Brands Holdings LLC	LP interest	N/A			N/A		12/2021	N/A	46	46	—	41
Onit, Inc.(23)	Preferred stock	N/A			15.00%	Non-Cash	02/2023	N/A	—	55	—	64
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	6	—	10
Panzura, LLC	LLC units	N/A			N/A		09/2023	N/A	1	4	—	—
QAD, Inc.(23)	Preferred stock	N/A			9.00%	Non-Cash	11/2021	N/A	—	110	—	111
QAD, Inc.	Common stock	N/A			N/A		11/2021	N/A	7	—	—	—
Riskonnect Parent, LLC(23)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	1	1,242	0.3	1,209
Riskonnect Parent, LLC(23)	Preferred stock	SF +	10.50%	(i)	15.10%	Non-Cash	07/2022	N/A	1	831	0.2	871
Riskonnect Parent, LLC	LP interest	N/A			N/A		11/2021	N/A	52	52	—	57
Riskonnect Parent, LLC(23)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	51	—	52
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	11
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	91	399	0.1	402
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	21	211	0.1	199
										6,299	1.5	6,710
Specialty Retail
Ave Holdings III, Corp(23)	Preferred stock	N/A			11.50%	Non-Cash	02/2022	N/A	1	1,228	0.3	1,168
Ave Holdings III, Corp	LP units	N/A			N/A		02/2022	N/A	—	127	—	62
Salon Lofts Group, LLC	LP units	N/A			N/A		08/2022	N/A	—	116	—	98
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A			N/A		04/2022	N/A	—	5	—	3
										1,476	0.3	1,331

Total equity investments										14,772	3.4	15,825

Total investments										683,085	149.5	689,946

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					4.8%	(25)				$5,658	1.2%	$5,658
Total money market funds										5,658	1.2	5,658
Total investments and money market funds										$688,743	150.7%	$695,604
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

#	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
^	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Australian Interbank Rate (‘‘AUD” or ‘‘A”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2024, as the loan could have priced or repriced based on an index rate prior to September 30, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.00% as of September 30, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.35% as of September 30, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.28% as of September 30, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.11% as of September 30, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.43% as of September 30, 2024.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.95% as of September 30, 2024.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.96% as of September 30, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.85% as of September 30, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 4.59% as of September 30, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 4.25% as of September 30, 2024.
(k) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 4.30% as of September 30, 2024.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 3.92% as of September 30, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2024.
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
(6)The entire commitment was unfunded as of September 30, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Loan was on non-accrual status as of September 30, 2024, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, total non-qualifying assets at fair value represented 9.0% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(20)The headquarters of this portfolio company is located in France.
(21)Equity investments are non-income producing securities, unless otherwise noted.
(22)Ownership of certain equity investments occurs through a holding company or partnership.
(23)The Company holds an equity investment that is income producing.
(24)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2024.
(25)The rate shown is the annualized seven-day yield as of September 30, 2024.
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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(18)(19)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		02/2023	N/A	21	$207	0.1%	$216

Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		07/2021	N/A	—	51	—	34
Go Car Wash Parent, Corp.(20)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	292	0.1	304
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		04/2022	N/A	—	166	0.1	131
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		07/2022	N/A	1	81	0.1	93
POY Holdings, LLC(20)	LLC units	N/A	N/A		11/2022	N/A	41	41	0.1	102
								631	0.4	664
Building Products
BECO Holding Company, Inc.(20)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	15	1,661	0.8	1,779
BECO Holding Company, Inc.	LP interest	N/A	N/A		11/2021	N/A	1	103	—	105
								1,764	0.8	1,884
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		10/2021	N/A	36	36	—	42
EGD Security Systems, LLC	Common stock	N/A	N/A		12/2021	N/A	376	254	0.2	539
Radwell Parent, LLC(20)	LP units	N/A	N/A		03/2022	N/A	1	105	0.1	132
								395	0.3	713
Containers & Packaging
Chase Intermediate	LP units	N/A	N/A		04/2022	N/A	19	10	—	22

Diversified Consumer Services
DP Flores Holdings, LLC	LLC units	N/A	N/A		09/2022	N/A	93	93	0.1	105
EMS LINQ, LLC	LP interest	N/A	N/A		12/2021	N/A	33	33	—	25
HS Spa Holdings, Inc.	Common stock	N/A	N/A		05/2022	N/A	31	31	—	32
NSG Buyer, Inc. (7)	LP units	N/A	N/A		11/2022	N/A	1	551	0.2	536
								708	0.3	698
Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		07/2021	N/A	—	34	—	25
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		09/2022	N/A	—	1	—	2
								35	—	27
Healthcare Providers & Services
Suveto Buyer, LLC	Common stock	N/A	N/A		11/2021	N/A	—	35	—	24

Hotels, Restaurants & Leisure
Harri US LLC	LLC units	N/A	N/A		02/2022	N/A	5	43	—	40
Harri US LLC	Preferred stock	N/A	N/A		10/2021	N/A	5	30	—	34
Harri US LLC	Warrant	N/A	N/A		10/2021	N/A	2	7	—	11
								80	—	85
IT Services
Critical Start, Inc.	Common stock	N/A	N/A		05/2022	N/A	17	17	—	21
Kentik Technologies, Inc.	Preferred stock	N/A	N/A		09/2021	N/A	11	63	—	63
Netwrix Corporation(20)	LLC units	N/A	N/A		06/2022	N/A	4	8	—	13
								88	—	97
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A		11/2022	N/A	275	$275	0.1%	$275
Celerion Buyer, Inc.	LP units	N/A			N/A		11/2022	N/A	275	—	0.1	85
PAS Parent Inc.	LP interest	N/A			N/A		12/2021	N/A	1	82	—	78
PAS Parent Inc.	Preferred stock	N/A			N/A		03/2023	N/A	—	12	—	14
Reaction Biology Corporation	LLC units	N/A			N/A		03/2022	N/A	—	38	—	40
										407	0.2	492
Paper & Forest Products
Messenger, LLC	LLC units	N/A			N/A		12/2021	N/A	—	27	—	14
Messenger, LLC	LLC units	N/A			N/A		12/2021	N/A	—	—	—	—
										27	—	14
Pharmaceuticals
Cobalt Buyer Sub, Inc.(20)	Preferred stock	SF +	10.00%	(k)	15.24%	Non-Cash	10/2021	N/A	—	565	0.3	638
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		10/2021	N/A	—	10	—	10
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		10/2021	N/A	—	—	—	—
										575	0.3	648
Professional Services
Enboarder, Inc.(7)(12)	Preferred stock	N/A			N/A		01/2022	N/A	3	32	—	32
Filevine, Inc.	Preferred stock	N/A			N/A		04/2022	N/A	36	231	0.1	263
Filevine, Inc.	Warrant	N/A			N/A		04/2022	N/A	5	8	—	28
Filevine, Inc.	Warrant	N/A			N/A		07/2023	N/A	15	15	—	15
Procure Acquireco, Inc.	LP interest	N/A			N/A		12/2021	N/A	—	42	—	53
										328	0.1	391
Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	336	336	0.2	478
Auvik Networks Inc.(7)(10)	Preferred stock	N/A			N/A		07/2021	N/A	2	17	—	20
Auvik Networks Inc.(7)(10)	Preferred stock	N/A			N/A		02/2023	N/A	—	2	—	2
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		10/2021	N/A	243	243	0.1	213
Cynet Security Ltd.(7)(16)	Preferred stock	N/A			N/A		08/2022	N/A	13	46	—	55
Denali Bidco Limited(7)(9)	LP interest	N/A			N/A		08/2023	N/A	32	42	—	42
GTY Technology Holdings, Inc.	LP units	N/A			N/A		07/2022	N/A	26	26	—	33
Kaseya Inc.(20)	Preferred stock	N/A			11.75%	Non-Cash	06/2022	N/A	2	2,037	0.9	2,074
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	46	46	—	51
Ministry Brands Holdings LLC	LP interest	N/A			N/A		12/2021	N/A	46	46	—	41
Onit, Inc.(20)	Preferred stock	N/A			15.00%	Non-Cash	02/2023	N/A	—	46	—	50
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	6	—	7
Panzura, LLC	LLC units	N/A			N/A		11/2021	N/A	1	4	—	4
QAD, Inc.(20)	Preferred stock	N/A			9.00%	Non-Cash	11/2021	N/A	—	100	0.1	110
QAD, Inc.	Common stock	N/A			N/A		09/2023	N/A	7	—	—	9
Riskonnect Parent, LLC(20)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	1	1,105	0.5	1,061
Riskonnect Parent, LLC(20)	Preferred stock	SF +	10.50%	(k)	15.92%	Non-Cash	07/2022	N/A	1	705	0.3	735
Riskonnect Parent, LLC	LP interest	N/A			N/A		11/2021	N/A	47	47	—	61
Templafy APS and Templafy, LLC(7)(17)	Warrant	N/A			N/A		07/2022	N/A	—	11	—	8
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	21	211	0.1	292
										5,076	2.2	5,346
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp(20)	Preferred stock	N/A	11.50%	Non-Cash	02/2022	N/A	1	$1,084	0.5%	$1,045
Ave Holdings III, Corp	LP units	N/A	N/A		02/2022	N/A	—	127	0.1	121
Salon Lofts Group, LLC	LP units	N/A	N/A		08/2022	N/A	—	116	—	91
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		04/2022	N/A	—	5	—	3
								1,332	0.6	1,260

Total equity investments								11,698	5.3	12,581

Total investments								321,804	134.7	320,486

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			5.17%	(22)				14,996	6.3	14,996

Total investments and money market funds								$336,800	141.0%	$335,482

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

#	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Australian Interbank Rate (”AUD” or ”A”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or Canadian Bankers’ Acceptance Rate (“CDOR” or “C”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2023, as the loan could have priced or repriced based on an index rate prior to September 30, 2023.
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
(6)The entire commitment was unfunded as of September 30, 2023. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
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

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. On August 2, 2024, the board of directors of the Company (the “Board”) designated the Investment Adviser as the Company’s valuation designee (“Valuation Designee”) in accordance with Rule 2a-5 under the 1940 Act. As of such date, the Valuation Designee is responsible for determining the fair value of the Company’s portfolio investments, subject to oversight of the Board. In accordance with ASC Topic 820, the Valuation Designee has categorized the Company’s financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Investment Adviser’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Valuation Designee in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6. Fair Value Measurements.

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

Restricted cash and cash equivalents and restricted foreign currencies: Restricted cash and cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the years ended September 30,

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
2024, 2023 and 2022, the Company received Loan Origination Fees that were capitalized of $6,356, $2,605 and $3,190, respectively. For the years ended September 30, 2024, 2023 and 2022, interest income included $1,993, $817 and $360, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2024, 2023 and 2022, investment income included $4,565, $2,089 and $461, respectively, of PIK interest and the Company capitalized PIK interest of $4,577, $2,110 and $428, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the years ended September 30, 2024 and 2023, fee income included $85 and $4 from non-recurring prepayment premiums, respectively. For the year ended September 30, 2022, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

For the years ended September 30, 2024, 2023 and 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $51,019, $24,855 and $5,789 respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the years ended September 30, 2024 and 2023, the Company recognized PIK and non-cash dividend income of $1,171 and $956, which was capitalized into the cost basis of certain preferred equity investments. For the year ended September 30, 2022, the Company had no capitalized PIK and non-cash dividends. For the year ended September 30, 2024, the Company received no cash payments of accrued and capitalized preferred dividends in cash. For the year ended September 30, 2023, the Company received $32 of cash payments of accrued and capitalized preferred dividends. For the year ended September 30, 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the years ended September 30, 2024 and 2023, the Company recorded dividend income received in cash of $0 and $4, respectively, and return of capital distributions received in cash of $97 and $151, respectively. For the year ended September 30, 2022, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of the non-accrual loans was $2,264 as of September 30, 2024. As of September 30, 2023 and 2022, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2024, 2023 and 2022, $91, $143 and $8, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2024. The Company’s tax returns for 2021 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2024 and 2023, the Company had deferred debt issuance costs of $1,933 and $890, respectively. These amounts are amortized and included in interest

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2024, 2023 and 2022 was $915, $389 and $85, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the years ended September 30, 2024, 2023 and 2022, the Company amortized $96, $130 and $129, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

Recent Accounting Pronouncements: In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU No. 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

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

As of September 30, 2024 and 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2024		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$512,551	$457,911	$450,551	$231,988

As of September 30, 2024 and 2023, the ratio of total contributed capital to total capital subscriptions was 89.3% and 51.5%, respectively, and the Company had uncalled capital commitments of $54,640 and $218,563, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLC common stock issued for years ended September 30, 2024, 2023 and 2022:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the year ended September 30, 2022
Issuance of shares	10/28/21	673,368.333	$15.00	$10,100
Issuance of shares	01/28/22	416,021.000	15.00	6,241
Issuance of shares	03/24/22	416,021.000	15.00	6,241
Issuance of shares	04/15/22	568,028.000	15.00	8,520
Issuance of shares	05/27/22	639,031.533	15.00	9,585
Issuance of shares	06/27/22	852,042.000	15.00	12,781
Issuance of shares	08/15/22	2,051,121.863	14.90	30,559
Issuance of shares	09/12/22	1,025,560.965	14.90	15,280
Shares issued for capital drawdowns		6,641,194.694		$99,307
Issuance of shares	07/25/22	147.138	$14.90	$2
Issuance of shares	09/14/22	398.216	14.90	6
Shares issued through DRIP		545.354		$8

Shares issued for the year ended September 30, 2023
Issuance of shares	11/14/22	1,018,651.533	$15.00	$15,280
Issuance of shares	02/06/23	905,468.001	15.00	13,582
Issuance of shares	06/26/23	892,101.000	15.00	13,382
Issuance of shares	09/06/23	1,351,651.533	15.00	20,275
Issuance of shares	09/27/23	2,252,752.533	15.00	33,791
Shares issued for capital drawdowns		6,420,624.600		$96,310
Issuance of shares	12/28/22	945.746	$15.00	$14
Issuance of shares	02/28/23	30,624.251	15.00	460
Issuance of shares	03/21/23	38,331.885	15.00	575
Issuance of shares	05/23/23	104,500.708	15.00	1,567
Issuance of shares	06/21/23	41,130.648	15.00	617
Shares issued through DRIP		215,533.238		$3,233

Shares issued for the year ended September 30, 2024
Issuance of shares	10/27/23	1,396,651.533	$15.00	$20,950
Issuance of shares	11/28/23	1,396,651.533	15.00	20,950
Issuance of shares	12/29/23	3,015,877.266	15.00	45,238
Issuance of shares	02/27/24	902,286.667	15.00	13,534
Issuance of shares	03/25/24	1,764,086.666	15.00	26,461
Issuance of shares	05/30/24	871,620.000	15.00	13,074
Issuance of shares	06/24/24	1,840,086.666	15.00	27,602
Issuance of shares	08/05/24	1,941,753.333	15.00	29,126
Issuance of shares	09/23/24	1,932,520.000	15.00	28,988
Shares issued for capital drawdowns		15,061,533.664		$225,923

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

The base management fee incurred for the years ended September 30, 2024, 2023 and 2022 were $5,389, $2,587 and $980, respectively, and the base management fees irrevocably waived by the Investment Adviser were $1,234, $1,482 and $980, respectively, which included a one-time waiver of $138 in order to waive 100% of the base management fee for the three months ended September 30, 2022.

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

For the years ended September 30, 2024, 2023 and 2022, the Income Incentive Fee incurred was $4,262, $2,045 and $590, respectively. For the year ended September 30, 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $360. After taking into account the waiver by the Investment Adviser, the Income Incentive Fee incurred was $230 for the year ended September 30, 2022.

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

For the years ended September 30, 2024, 2023, and 2022 the Company did not accrue a Capital Gain Incentive Fee. As of both September 30, 2024 and 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to September 30, 2024.

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

For the year ended September 30, 2024, the Company accrued a capital gain incentive fee under GAAP of $389. For the years ended September 30, 2023 and 2022 the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of September 30, 2024 there was $389 of cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2023, there was no cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

As of September 30, 2024 and 2023, included in accounts payable and other liabilities is $211 and $102, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of September 30, 2024 and 2023, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

During the year ended September 30, 2022, the Administrator and the Investment Adviser voluntarily agreed to irrevocably waive reimbursement from the Company for operating expenses, including but not limited to, audit fees, fees related to professional tax services, administrative fees payable under the Administration Agreement and trustee fees. During the year ended September 30, 2022, the Administrator and Investment Adviser waived the reimbursement of $476 in operating expenses.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2024 and 2023 was $998 and $780, respectively. There were no expenses reimbursed to the Administrator for the year ended September 30, 2022. As of September 30, 2024 and 2023, accounts payable and other liabilities included $251 and $225, net of waiver of the reimbursement of operating expenses, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of September 30, 2024, GGP Class B-P,

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
LLC has an aggregate commitment of $102,011. As of September 30, 2024, the Company has issued 6,806,927.360 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102,011 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of September 30, 2024, GDLCF has an aggregate commitment of $270,000. As of September 30, 2024, the Company has issued 14,878,686.988 shares of its common stock to GDLC Feeder Fund L.P. in exchange for aggregate capital contributions totaling $223,075.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2024, permits the Company to borrow a maximum of $70,000 and expires on November 15, 2024. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 5.    Investments

Investments as of September 30, 2024 and 2023 consisted of the following:

	As of September 30, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$43,122	$42,519	$42,954	$15,040	$15,386	$14,692
One stop	634,349	623,795	629,153	297,662	293,167	291,791
Second lien	1,547	1,527	1,547	1,207	1,314	1,194
Subordinated debt	481	472	467	243	239	228
Equity	N/A	14,772	15,825	N/A	11,698	12,581
Total	$679,499	$683,085	$689,946	$314,152	$321,804	$320,486

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of September 30, 2024			As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$132,167	19.3%		$55,985	17.4%
Midwest	113,648	16.6		47,193	14.7
Northeast	76,128	11.1		53,912	16.7
Southeast	108,288	15.9		51,327	15.9
Southwest	92,107	13.5		37,625	11.7
West	106,436	15.6		51,697	16.1
Canada	606	0.1		518	0.2
United Kingdom	24,496	3.6		14,046	4.4
Netherlands	4,196	0.6		4,829	1.5
Australia	32	0.0	*	32	0.0	*
Luxembourg	1,013	0.1		999	0.3
Finland	2,783	0.4		1,695	0.5
Sweden	2,482	0.4		1,349	0.4
Israel	46	0.0	*	46	0.0	*
Denmark	552	0.1		551	0.2
Germany	17,543	2.6		—	—
France	562	0.1		—	—
Total	$683,085	100.0%		$321,804	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2024			As of September 30, 2023
Fair Value:
United States
Mid-Atlantic	$132,842	19.3%		$56,368	17.6%
Midwest	115,394	16.7		47,219	14.7
Northeast	76,955	11.2		53,655	16.7
Southeast	108,973	15.8		51,510	16.1
Southwest	92,640	13.4		37,491	11.7
West	106,954	15.5		51,593	16.1
Canada	616	0.1		517	0.2
United Kingdom	25,580	3.7		13,054	4.1
Netherlands	3,824	0.6		4,241	1.3
Australia	21	0.0	*	32	0.0	*
Luxembourg	1,017	0.1		987	0.3
Finland	3,040	0.4		1,808	0.6
Sweden	2,604	0.4		1,394	0.4
Israel	60	0.0	*	55	0.0	*
Denmark	565	0.1		562	0.2
Germany	18,282	2.6		—	—
France	579	0.1		—	—
Total	$689,946	100.0%		$320,486	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2024 and 2023 were as follows:

	As of September 30, 2024			As of September 30, 2023
Amortized Cost:
Aerospace & Defense	$7,700	1.1%		$7,695	2.4%
Auto Components	9,942	1.5		1,441	0.4
Automobiles	36,549	5.4		17,268	5.4
Banks	1,566	0.2		—	—
Beverages	5,419	0.8		4,098	1.3
Building Products	5,801	0.8		5,466	1.7
Capital Markets	4,813	0.7		—	—
Chemicals	3,915	0.6		3,530	1.1
Commercial Services & Supplies	38,123	5.6		10,659	3.3
Construction & Engineering	323	0.0	*	—	—
Containers & Packaging	6,276	0.9		6,130	1.9
Diversified Consumer Services	47,188	6.9		16,223	5.0
Diversified Financial Services	12,080	1.8		7,439	2.3
Electrical Equipment	237	0.0	*	—	—
Electronic Equipment, Instruments & Components	2,131	0.3		2,184	0.7
Food & Staples Retailing	456	0.1		449	0.1
Food Products	12,215	1.8		3,582	1.1
Healthcare Equipment & Supplies	9,115	1.3		1,902	0.6
Healthcare Providers & Services	21,580	3.2		13,731	4.3
Healthcare Technology	14,374	2.1		5,044	1.6
Hotels, Restaurants & Leisure	19,709	2.9		6,239	1.9
Household Durables	—	—		631	0.2
Industrial Conglomerates	4,420	0.6		3,784	1.2
Insurance	47,379	6.9		11,997	3.7
IT Services	16,225	2.4		6,752	2.1
Leisure Products	7,610	1.1		—	—
Life Sciences Tools & Services	13,153	1.9		10,380	3.2
Machinery	9,733	1.4		—	—
Marine	4,510	0.7		4,420	1.4
Media	406	0.1		—	—
Oil, Gas & Consumable Fuels	5,436	0.8		—	—
Paper & Forest Products	2,490	0.4		900	0.3
Pharmaceuticals	5,789	0.8		5,417	1.7
Professional Services	14,964	2.2		7,193	2.2
Software	227,004	33.2		129,527	40.3
Specialty Retail	63,881	9.4		27,593	8.6
Water Utilities	573	0.1		130	0.0 *
Total	$683,085	100.0%		$321,804	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2024			As of September 30, 2023
Fair Value:
Aerospace & Defense	$7,949	1.1%		$7,913	2.5%
Auto Components	10,081	1.5		1,430	0.4
Automobiles	36,737	5.3		17,003	5.3
Banks	1,596	0.2		—	—
Beverages	5,510	0.8		4,108	1.3
Building Products	5,974	0.9		5,520	1.7
Capital Markets	4,871	0.7		—	—
Chemicals	3,518	0.5		2,939	0.9
Commercial Services & Supplies	38,601	5.6		11,108	3.5
Construction & Engineering	325	0.0	*	—	—
Containers & Packaging	6,299	0.9		6,033	1.9
Diversified Consumer Services	47,660	6.9		16,376	5.1
Diversified Financial Services	12,226	1.8		7,426	2.3
Electrical Equipment	242	0.0	*	—	—
Electronic Equipment, Instruments & Components	2,220	0.3		2,242	0.7
Food & Staples Retailing	435	0.1		434	0.1
Food Products	12,339	1.8		3,549	1.1
Healthcare Equipment & Supplies	9,214	1.3		1,918	0.6
Healthcare Providers & Services	21,050	3.1		12,765	4.0
Healthcare Technology	14,574	2.1		4,984	1.6
Hotels, Restaurants & Leisure	19,927	2.9		6,289	2.0
Household Durables	—	—		651	0.2
Industrial Conglomerates	4,430	0.6		3,758	1.2
Insurance	48,147	7.0		12,084	3.8
IT Services	16,478	2.4		6,743	2.1
Leisure Products	7,639	1.1		—	—
Life Sciences Tools & Services	13,302	1.9		10,526	3.3
Machinery	9,831	1.4		—	—
Marine	4,495	0.7		4,320	1.3
Media	411	0.1		—	—
Oil, Gas & Consumable Fuels	5,516	0.8		—	—
Paper & Forest Products	2,558	0.4		859	0.3
Pharmaceuticals	5,888	0.9		5,189	1.6
Professional Services	15,168	2.2		7,235	2.3
Software	229,946	33.3		129,613	40.4
Specialty Retail	64,217	9.3		27,340	8.5
Water Utilities	572	0.1		131	0.0 *
Total	$689,946	100.0%		$320,486	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 6.    Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Effective August 2, 2024, the Board designated the Investment Adviser as the Company’s Valuation Designee in accordance with Rule 2a-5 under the 1940 Act. The Company’s fair value analysis, currently undertaken by the Valuation Designee, includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2024 and 2023, were valued using Level 3 inputs. As of both September 30, 2024 and 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a ready market existed for such investments and could differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2024 and 2023:

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$674,121	$674,121
Equity investments(1)	—	—	15,825	15,825
Money market funds(1)(2)	5,658	—	—	5,658
Total assets, at fair value:	$5,658	$—	$689,946	$695,604

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$307,905	$307,905
Equity investments(1)	—	—	12,581	12,581
Money market funds(1)(2)	14,996	—	—	14,996
Total assets, at fair value:	$14,996	$—	$320,486	$335,482

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2024, 2023, and 2022 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each year was $7,602, $1,733, and ($2,992), respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2024 and 2023:

	For the year ended September 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$307,905	$12,581	$320,486
Net change in unrealized appreciation (depreciation) on investments	5,294	170	5,464
Net translation of investments in foreign currencies	2,715	—	2,715
Realized gain (loss) on investments	19	924	943
Realized gain (loss) on translation of investments in foreign currencies	(379)	—	(379)
Fundings of (proceeds from) revolving loans, net	905	—	905
Fundings of investments	381,230	2,426	383,656
PIK interest and non-cash dividends	4,577	1,171	5,748
Proceeds from principal payments and sales of portfolio investments	(30,138)	(1,447)	(31,585)
Accretion of discounts and amortization of premiums	1,993	—	1,993
Fair value, end of period	$674,121	$15,825	$689,946

	For the year ended September 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$192,105	$9,731	$201,836
Net change in unrealized appreciation (depreciation) on investments	261	430	691
Net translation of investments in foreign currencies	1,052	—	1,052
Realized gain (loss) on investments	27	—	27
Realized gain (loss) on translation of investments in foreign currencies	(20)	—	(20)
Fundings of (proceeds from) revolving loans, net	537	—	537
Fundings of investments	116,017	2,544	118,561
PIK interest and non-cash dividends	2,110	956	3,066
Proceeds from non-cash dividends	—	(32)	(32)
Proceeds from principal payments and sales of portfolio investments	(5,001)	(1,048)	(6,049)
Accretion of discounts and amortization of premiums	817	—	817
Fair value, end of period	$307,905	$12,581	$320,486

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024 and 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$42,954	Yield analysis	Market interest rate	8.5% - 12.3% (9.1%)
		Market comparable companies	EBITDA multiples	1.5x - 24.0x (11.2x)
One stop loans(3)(4)	$610,928	Yield analysis	Market interest rate	6.3% - 21.0% (9.5%)
		Market comparable companies	EBITDA multiples	8.0x - 38.0x (16.6x)
		Market comparable companies	Revenue multiples	2.8x - 18.0x (9.0x)
	18,225	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$2,014	Yield analysis	Market interest rate	10.8% - 15.0% (12.6%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (12.3x)
Equity(5)	$15,825	Market comparable companies	EBITDA multiples	8.5x - 24.0x (16.6x)
			Revenue multiples	2.8x - 18.0x (14.0x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$145 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $494,661 and $116,267 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(4)$2,119 of loans at fair value were valued using the market comparable companies approach only.
(5)The Company valued $14,031 and $1,794 of equity investments using EBITDA and revenue multiples, respectively.

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

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Valuation Designee.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Valuation Designee uses EBITDA multiples and, to a lesser extent, revenue multiples on the Company’s debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation would have resulted in a significantly lower or higher fair value measurement. The Valuation Designee uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield was significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan could have been lower.

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2024 and 2023:

	As of September 30, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$244,053	$244,053	$109,347	$109,347

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2024, the Company’s asset coverage for borrowed amounts was 285.3%.

PNC Facility: On March 21, 2022, the Company and GDLC Funding entered into a revolving credit and security agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC Bank”), as administrative agent, collateral agent and a lender and PNC Capital Markets LLC, as structuring agent. On August 16, 2022, the Company entered into a Joinder and First Amendment on the PNC Facility to add GDLCF, as a Borrower and Golub Onshore GP 3, LLC (“Feeder GP”), the general partner to GDLCF, which is controlled by the Investment Adviser. As of September 30, 2024, the PNC Facility allowed the Company to borrow an aggregate amount of up to $110,000, subject to leverage and borrowing base restrictions, with a stated maturity date of March 21, 2025. On April 23, 2024, and September 26, 2024, the Company amended the PNC Facility with PNC Bank to, among other things, (i) decrease the borrowing capacity from $170,000 to $110,000, (ii) update the applicable margin range of 2.00% to 2.40% such that borrowings under the PNC Facility will bear interest at the applicable base rate plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility and (iii) replace the applicable reference rate with respect to borrowings denominated in Canadian dollars, to CORRA, and otherwise conforms the PNC Facility to accommodate CORRA as the reference rate for certain borrowings denominated in Canadian dollars. The other material terms of the PNC Facility were unchanged.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
As of September 30, 2024, the PNC Facility bears interest, at the Company’s election and depending on the currency of the borrowing, of either the CORRA, €STR, SONIA, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.10% to 2.45% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. As of September 30, 2024 and 2023, the Company had outstanding debt of $102,544 and $109,347, respectively, under the PNC Facility.

For the years ended September 30, 2024, 2023 and 2022, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Year ended September 30,
	2024	2023	2022
Stated interest expense	$12,603	$5,558	$687
Facility fees	109	68	11
Amortization of debt issuance costs	745	389	85
Total interest expense	$13,457	$6,015	$783
Cash paid for interest expense	$11,699	$4,346	$—
Average stated interest rate (1)	7.7%	6.7%	3.6%
Average outstanding balance	$164,363	$83,567	$18,919
(1) The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

DB Credit Facility: On May 14, 2024 (the “DB Credit Facility Effective Date”), the Company and GDLC Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents party thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GDLC Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through May 14, 2027, unless there is an earlier termination or event of default. Through a series of amendments, most recently on July 11, 2024, the Company amended the DB Credit Facility to, among other things, (i) increase the borrowing capacity from $150,000 to $300,000 and decrease the applicable margin to 2.20% per annum during the DB Credit Facility Revolving Period, and 2.70% per annum after the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged. The DB Credit Facility will mature on May 14, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. As of September 30, 2024, the DB Credit Facility allowed GDLC Funding II to borrow up to $300,000.

As of September 30, 2024, the DB Credit Facility bears interest at the applicable base rate plus 2.20% per annum during the DB Credit Facility Revolving Period and 2.70% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month term CORRA plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any other advances denominated in U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.

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

As of September 30, 2024, the Company had outstanding debt of $141,509 under the DB Credit Facility.

For the year ended September 30, 2024, the components of interest expense, cash paid for interest expense, average stated interest rates, and average outstanding balances for the DB Credit Facility were as follows:

Year ended September 30,
2024
Stated interest expense	$2,332
Facility fees	494
Amortization of debt issuance costs	170
Total interest expense	$2,996
Cash paid for interest expense	$704
Average stated interest rate (1)	7.6%
Average outstanding balance	$30,664
(1) The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2024 and 2023, the Company was permitted to borrow up to $70,000 in U.S. dollars and certain agreed upon foreign currencies and which had a maturity date of November 15, 2024. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR in effect as of September 30, 2024 was 4.5%. As of September 30, 2024 and 2023, the Company had no outstanding debt under the Adviser Revolver.

For the years ended September 30, 2024, 2023 and 2022, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Year ended September 30,
	2024	2023	2022
Stated interest expense	$33	$481	$190
Cash paid for interest expense	$33	605	67
Average stated interest rate (1)	5.0%	5.0%	1.0%
Average outstanding balance	$672	$9,609	$19,345
(1) The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

For the years ended September 30, 2024, 2023, and 2022 the average total debt outstanding was $195,699, $93,176, and $38,264, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2024, 2023, and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 8.4%, 7.0%, and 2.6%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$141,509	$—	$—	$—	$141,509
PNC Facility	102,544	102,544	—	—	—
Total borrowings	$244,053	$102,544	$—	$—	$141,509

Note 8.    Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders which will generally relieve the Company from U.S. federal income tax. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which could differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets. The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2024, 2023 and 2022:

	Years ended September 30,
	2024	2023	2022
Increase/(decrease) in Paid in Capital in Excess of Par	$(188)	$(336)	$(8)
Increase/(decrease) in Distributable Earnings (Losses)	188	336	8

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for years ended September 30, 2024, 2023 and 2022:

	Years ended September 30,
	2024	2023	2022
Net increase in net assets resulting from operations	$44,553	$19,153	$4,751
Net change in unrealized (appreciation) depreciation on investment transactions	(5,834)	(538)	1,145
Other income not currently taxable	(1,371)	(974)	(1)
Expenses not currently deductible	578	298	48
Other income for tax but not book	104	—	—
Other deductions/losses for tax not book	(15)	(10)	(3)
Other realized gain/loss differences	1,212	43	(11)
Taxable income before deductions for distributions	$39,227	$17,972	$5,929

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The tax character of distributions paid during years ended September 30, 2024, 2023 and 2022 were as follows:

	Years ended September 30,
	2024	2023	2022
Ordinary Income	$41,580	$14,994	$4,401
Long-Term Capital Gains	70	—	—

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for years ended September 30, 2024, 2023 and 2022, were as follows:

	Years ended September 30,
	2024	2023	2022
Undistributed ordinary income – tax basis	$431	$4,435	$1,528
Undistributed realized gains – tax basis	1,651	70	—
Net unrealized appreciation (depreciation) on investments	6,167	265	(1,213)
Other temporary differences	(7,406)	(4,115)	(40)
Total accumulated earnings (loss) – book basis	$843	$655	$275

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2024, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company could elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2024, 2023, and 2022 the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses.

For the tax year ended September 30, 2024, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in tax year September 30, 2025. The amount carried forward to tax year September 30, 2025 is estimated to be approximately $431 of ordinary income and $1,651 of long term capital gain, although this amount will not be finalized until the September 30, 2024 tax returns are filed in 2025.

As of September 30, 2024, the federal tax cost of investments was $682,075 resulting in estimated gross unrealized gains and losses of $13,252 and $5,381, respectively.

Note 9.    Commitments and Contingencies

Commitments: As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $151,851, including $42,897 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $53,557, including $11,692 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Company could enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2024 and 2023, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company in the future could engage in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company could be exposed to risk.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 10.    Financial Highlights

The financial highlights for the Company are as follows:

	Year ended September 30,
Per share data:(1)	2024	2023	2022
Net asset value at beginning of period	$15.00	$15.00	$14.97
Distributions declared:(2)
From net investment income - after tax	(1.97)	(1.71)	(1.22)
Net investment income - after tax	1.65	1.67	1.31
Net realized gain (loss) on investment transactions	0.03	0.02	(0.02)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.29	0.02	(0.04)
Net asset value at end of period	$15.00	$15.00	$15.00
Total return based on net asset value per share(4)	13.74%	11.84%	8.50%
Number of common shares outstanding	30,764,173.550	15,702,639.886	9,066,482.048

	Year ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023	2022
Ratio of net investment income - after tax to average net assets	11.02%	11.19%	8.78%
Ratio of total expenses to average net assets	8.22%	7.68%	5.04%
Ratio of management fee waiver to average net assets	(0.36)%	(0.90)%	(1.43)%
Ratio of incentive fee waiver to average net assets	—%	—%	(0.53)%
Ratio of operating expense waiver to average net assets	—%	—%	(0.70)%
Ratio of incentive fees to average net assets	1.35%	1.24%	0.86%
Ratio of excise tax to average net assets	0.03%	0.09%	—%
Ratio of net expenses to average net assets	7.86%	6.78%	2.38%
Ratio of total expenses (without incentive fees) to average net assets	6.87%	5.54%	4.18%
Total return based on average net asset value(5)	12.93%	11.65%	6.95%
Net assets at end of period	$461,463	$235,540	$135,953
Average debt outstanding	$195,699	$93,176	$38,264
Average debt outstanding per share	$6.36	$5.93	$4.22
Portfolio Turnover	5.96%	2.36%	7.73%
Asset coverage ratio(6)	285.34%	311.93%	284.35%

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 11.    Senior Securities

The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Adviser Revolver
September 30, 2021	$16,350	$3,219	—	N/A
September 30, 2022	$13,114	$2,843	—	N/A
September 30, 2023	$—	$3,119	—	N/A
September 30, 2024	$—	$2,853	—	N/A

PNC Facility
September 30, 2022	$60,000	$2,843	—	N/A
September 30, 2023	$109,347	$3,119	—	N/A
September 30, 2024	$102,544	$2,853	—	N/A

DB Credit Facility
September 30, 2024	$141,509	$2,853	—	N/A

Total Debt
September 30, 2021	$16,350	$3,219	—	N/A
September 30, 2022	$73,114	$2,843	—	N/A
September 30, 2023	$109,347	$3,119	—	N/A
September 30, 2024	$244,053	$2,853	—	N/A

(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “ — ” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)Not applicable because such senior securities are not registered for public trading.

Note 12.    Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2024, 2023 and 2022:

	Year ended September 30,
	2024	2023	2022
Earnings available to stockholders	$44,553	$19,153	$4,751
Basic and diluted weighted average shares outstanding	23,046,330	10,992,747	4,573,385
Basic and diluted earnings per share	$1.93	$1.74	$1.04

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 13.    Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2024, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the year ended September 30, 2024
08/03/2023	10/20/2023	12/28/2023	15,702,639.886	$0.1455		$2,284
11/17/2023	11/20/2023	12/28/2023	17,099,291.419	0.1619		2,768
11/17/2023	12/15/2023	02/21/2024	18,495,942.952	0.1596		2,953
11/17/2023	01/19/2024	03/20/2024	21,511,820.218	0.1371		2,948
02/02/2024	02/26/2024	05/22/2024	21,511,820.218	0.2181		4,692
02/02/2024	03/15/2024	05/22/2024	22,414,106.885	0.2708		6,070
02/02/2024	04/19/2024	06/17/2024	24,178,193.551	0.1358		3,283
05/03/2024	05/27/2024	08/21/2024	24,178,193.551	0.2292		5,543
05/03/2024	06/21/2024	08/21/2024	25,049,813.551	0.1407		3,524
05/03/2024	07/19/2024	09/18/2024	26,889,900.217	0.1291		3,470
08/02/2024	08/27/2024	11/19/2024	28,831,653.550	0.1225		3,533
08/02/2024	09/17/2024	11/19/2024	28,831,653.550	0.1209		3,485
Total dividends declared for the year ended September 30, 2024						$44,553

For the year ended September 30, 2023
08/05/2022	10/18/2022	12/28/2022	9,066,482.048	$0.1073		$973
11/18/2022	11/21/2022	12/28/2022	10,085,133.581	0.0418		422
11/18/2022	12/15/2022	02/28/2023	10,085,133.581	0.1097		1,106
11/18/2022	01/17/2023	03/21/2023	10,086,079.327	0.1373		1,384
02/07/2023	02/24/2023	05/23/2023	10,991,547.328	0.1535		1,687
02/07/2023	03/17/2023	05/23/2023	11,022,171.579	0.1966		2,166
02/07/2023	04/28/2023	06/21/2023	11,060,503.464	0.1362		1,506
05/05/2023	05/26/2023	08/22/2023	11,165,004.172	0.1806		2,016
05/05/2023	06/16/2023	08/22/2023	11,165,004.172	0.1868		2,086
05/05/2023	07/28/2023	09/19/2023	12,098,235.820	0.1362		1,648
08/03/2023	08/30/2023	11/22/2023	12,098,235.820	0.1400		1,694
08/03/2023	09/22/2023	11/22/2023	13,449,887.353	0.1800		2,421
Total dividends declared for the year ended September 30, 2023						$19,109

For the year ended September 30, 2022
10/05/2021	10/05/2021	11/22/2021	2,424,742.000	$—	(1)	$—
10/05/2021	10/18/2021	11/22/2021	2,424,742.000	0.1530		371
11/19/2021	11/29/2021	12/27/2021	3,098,110.333	0.0898		278
11/19/2021	12/20/2021	02/28/2022	3,098,110.333	0.1939		602
11/19/2021	01/20/2022	03/23/2022	3,098,110.333	0.1656		513
02/04/2022	02/25/2022	05/23/2022	3,514,131.333	0.1461		513
02/04/2022	03/21/2022	05/23/2022	3,514,131.333	0.1706		599
02/04/2022	04/29/2022	07/25/2022	4,498,180.333	0.0764		344
05/06/2022	05/20/2022	07/25/2022	4,498,180.333	0.0936		421
05/06/2022	06/24/2022	09/14/2022	5,137,211.866	—	(2)	—
05/06/2022	07/19/2022	09/14/2022	5,989,253.866	0.1269		760
08/05/2022	09/20/2022	11/22/2022	9,066,482.048	—	(3)	—
Total dividends declared for the year ended September 30, 2022						$4,401

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

The Company did not have distributions reinvested during the year ended September 30, 2024. The following table summarizes the Company’s distributions reinvested during the years ended September 30, 2023 and 2022:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the year ended September 30, 2023
December 28, 2022	945.746	$15.00	$14
February 28, 2023	30,624.251	15.00	460
March 21, 2023	38,331.885	15.00	575
May 23, 2023	104,500.708	15.00	1,567
June 21, 2023	41,130.648	15.00	617
	215,533.238		$3,233

For the year ended September 30, 2022
July 25, 2022	147.138	14.90	2
September 14, 2022	398.216	14.90	6
	545.354		8

.

Note 14.    Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 1, 2024, the Company entered into additional commitments of $30,000 from GDLCF.

On October 17, 2024, the Company entered into an amendment to the DB Credit Facility (as defined in Note 7 of our consolidated financial statements), to among other things, increase the borrowing capacity under the DB Credit Facility from $300,000 to $450,000 and decrease the applicable margin to 2.10% per annum during the DB Credit Facility Revolving Period, and 2.60% per annum after the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged.

On October 21, 2024, we entered into an amendment to the Adviser Revolver (as defined in Note 7 of our consolidated financial statements) to extend the maturity date of the Adviser Revolver to October 21, 2027 from November 15, 2024. The other material terms of the Adviser Revolver were unchanged.

On November 18, 2024, the Company repaid all amounts outstanding under the PNC Facility, following which the agreements governing the PNC Facility were terminated.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
On August 2, 2024 and November 14, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

November 15, 2024	January 8, 2025
In an amount (if positive) such that the net asset value of the Company as of November 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2024 through November 30, 2024 and the payment of this distribution is $15.00 per share.

December 13, 2024	February 18, 2025
In an amount (if positive) such that the net asset value of the Company as of December 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2024 through December 31, 2024 and the payment of this distribution is $15.00 per share.

January 17, 2025	March 18, 2025
In an amount (if positive) such that the net asset value of the Company as of January 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2025 through January 31, 2025 and the payment of this distribution is $15.00 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a). Evaluation of Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 103
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
3.2	Articles of Amendment, effective as of March 14, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 18, 2022).
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
4.2	Description of securities	*
10.1	Investment Advisory Agreement, dated as of July 1, 2021, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.2	Amended and Restated Waiver Agreement, dated as of July 1, 2021, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on August 16, 2021).
10.3	Administration Agreement, dated as of July 1, 2021, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.4	Custody Agreement, dated as of June 30, 2021, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.5	Trademark License Agreement, dated as of July 1, 2021, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on August 16, 2021).
10.8	Amended and Restated Revolving Loan Agreement, dated as of November 15, 2021, by and among Golub Capital Direct Lending Corporation, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on November 18, 2021).

Number	Description

10.9	Amendment No. 1 to the Amended and Restated Revolving Loan Agreement, dated as of November 15, 2021, by and among Golub Direct Lending Corporation, as borrower, and GC Advisors LLC, as lender, dated as of October 21, 2024 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on October 22, 2024.
10.10	Revolving Credit and Security Agreement, dated as of March 21, 2022, among Golub Capital Direct Lending Corporation and GDLC Funding LLC, as borrowers, PNC Bank, National Association, as administrative agent, collateral agent, and a Lender, and PNC Capital Markets LLC, as structuring agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 24, 2022).
10.11	Articles of Amendment, effective as of March 14, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 18, 2022).
10.12	Joinder and First Amendment to Revolving Credit and Security Agreement, dated as of August 16, 2022, by and among Golub Capital Direct Lending Corporation, GDLC Funding LLC, GDLC Feeder Fund, L.P., Golub Onshore GP 3, LLC, and PNC Bank, National Association, as administrative agent and PNC Capital Markets, as structuring agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on August 22, 2022).
10.13	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of March 21, 2022, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 2, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on November 8, 2022).
10.14	Second Amendment to Revolving Credit and Security Agreement, dated as of April 7, 2023, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, GDLC Feeder Fund, L.P., a Delaware limited partnership, Golub Onshore GP 3, LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, and PNC Capital Markets LLC, as Structuring Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on April 11, 2023.
10.15	Third Amendment to Revolving Credit and Security Agreement, dated as of March 21, 2022, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of September 8, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on September 14, 2023.
10.16	Fourth Amendment to Revolving Credit and Security Agreement, dated as of March 21, 2022, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 15, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on November 22, 2023).
10.17	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of March 21, 2022, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of November 15, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on November 22, 2023).

Number	Description

10.18	Fifth Amendment to Revolving Credit and Security Agreement, dated as of April 23, 2024, by and among Golub Capital Direct Lending Corporation, GDLC Funding LLC, GDLC Feeder Fund, L.P., Golub Onshore GP 3, LLC, PNC Bank National Association, as Administrative Agent for the Secured Parties, the Collateral Agent and a Lender, PNC Capital Markets LLC, as Structuring Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on April 29, 2024).
10.19	Increase Notice Regarding that certain Revolving Credit and Security Agreement, dated as of March 21, 2022, by and among Golub Capital Direct Lending Corporation, a Maryland corporation, GDLC Funding LLC, a Delaware limited liability company, and PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent, and the other Lenders from time to time party thereto, dated as of September 8, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on September 14, 2023).

10.20	Loan Financing and Servicing Agreement, dated as of May 14, 2024, by and among GDLC Funding II LLC, as borrower, Golub Capital Direct Lending Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto as securitization subsidiaries, and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on May 16, 2024).
10.21	Sale and Contribution Agreement, dated as of May 14, 2024, between Golub Capital Direct Lending Corporation, as seller, and GDLC Funding II LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on May 16, 2024).
10.22	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of May 14, 2024, by and among GDLC Funding II LLC, as borrower, Golub Capital Direct Lending Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Computershare Trust Company, National Association, as collateral agent and as collateral custodian, dated as of July 11, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on July 22, 2024).
10.23	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of May 14, 2024, by and among GDLC Funding II LLC, as borrower, Golub Capital Direct Lending Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Computershare Trust Company, National Association, as collateral agent and as collateral custodian, dated as of October 17, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on October 22, 2024).
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and GC Advisors) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).
21.1	List of subsidiaries.	*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

Number	Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Direct Lending Corporation
A Maryland Corporation

Date: December 4, 2024	By:	/s/ David B. Golub
Name: David B. Golub
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	December 4, 2024
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	December 4, 2024
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	December 4, 2024
Lawrence E. Golub
/s/ John T. Baily	Director	December 4, 2024
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 4, 2024
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	December 4, 2024
Lofton P. Holder
/s/ Anita J. Rival	Director	December 4, 2024
Anita J. Rival
/s/ William M. Webster IV	Director	December 4, 2024
William M. Webster IV