Form 10-Q
period 2024-12-31
GOLUB CAPITAL DIRECT LENDING CORP
filed 2025-02-11
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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

As of February 11, 2025, the Registrant had 32,796,747.867 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2024	September 30, 2024
Assets	(unaudited)
Non-controlled/non-affiliate company investments at fair value (amortized cost of $758,799 and $683,085, respectively)	$763,730	$689,946
Cash and cash equivalents	3,480	10,147
Foreign currencies (cost of $5,874 and $1,410, respectively)	5,041	1,423
Restricted cash and cash equivalents	11,901	8,545
Restricted foreign currencies (cost of $66 and $4, respectively)	79	5
Interest receivable	6,635	8,191
Receivable for investments	527	1,225
Other assets	26	26
Total Assets	$791,419	$719,508
Liabilities
Debt	$285,234	$244,053
Less unamortized debt issuance costs	(2,316)	(1,933)
Debt less unamortized debt issuance costs	282,918	242,120
Interest payable	4,085	4,926
Distributions payable	8,062	7,018
Management and incentive fees payable	3,494	3,298
Payable for investments purchased	139	—
Accrued trustee fees	50	55
Accounts payable and other liabilities	732	628
Total Liabilities	299,480	258,045
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 32,795,949.666 and 30,764,173.550 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	33	31
Paid in capital in excess of par	491,063	460,589
Distributable earnings (losses)	843	843
Total Net Assets	491,939	461,463
Total Liabilities and Total Net Assets	$791,419	$719,508
Number of common shares outstanding	32,795,949.666	30,764,173.550
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three months ended December 31,
	2024	2023
Investment income
Interest income	$18,071	$11,146
Payment-in-kind interest income	1,276	945
Dividend income	376	261
Fee income	54	32
Total investment income	19,777	12,384
Expenses
Interest and other debt financing expenses	5,218	2,862
Base management fee	1,840	998
Incentive fee	1,266	838
Professional fees	289	202
Administrative service fee	236	118
General and administrative expenses	44	85
Total expenses	8,893	5,103
Base management fee waived (Note 4)	—	(332)
Net expenses	8,893	4,771
Net investment income - before tax	10,884	7,613
Excise and income taxes	—	75
Net investment income - after tax	10,884	7,538
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	(3)
Foreign currency transactions	(726)	15
Net realized gain (loss) on investment transactions	(726)	12
Net change in unrealized appreciation (depreciation) from:
Investments	1,373	403
Translation of assets and liabilities in foreign currencies	448	52
Net change in unrealized appreciation (depreciation) on investment transactions	1,821	455
Net gain (loss) on investment transactions	1,095	467
Net realized gain (loss) on extinguishment of debt	(432)	—
Net increase (decrease) in net assets resulting from operations	$11,547	$8,005
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 10)	$0.37	$0.47
Basic and diluted weighted average common shares outstanding (Note 10)	31,095,433	17,319,083

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	15,702,639.886	$16	$234,869	$655	$235,540
Issuance of common stock	5,809,180.332	6	87,132	—	87,138
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	7,538	7,538
Net realized gain (loss) on investment transactions	—	—	—	12	12
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	455	455
Distributions to stockholders:
Distributions from distributable earnings	—	—	—	(5,052)	(5,052)
Distributions declared and payable	—	—	—	(2,953)	(2,953)
Total increase (decrease) for the three months ended December 31, 2023	5,809,180.332	6	87,132	—	87,138
Balance at December 31, 2023	21,511,820.218	$22	$322,001	$655	$322,678
Balance at September 30, 2024	30,764,173.550	$31	$460,589	$843	$461,463
Issuance of common stock	2,031,000.000	2	30,463	—	30,465
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	10,884	10,884
Net realized gain (loss) on investment transactions	—	—	—	(726)	(726)
Net realized gain (loss) on extinguishment of debt				(432)	(432)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,821	1,821
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	776.116	—	11	—	11
Distributions from distributable earnings	—	—	—	(3,485)	(3,485)
Distributions declared and payable	—	—	—	(8,062)	(8,062)
Total increase (decrease) for the three months ended December 31, 2024	2,031,776.116	2	30,474	—	30,476
Balance at December 31, 2024	32,795,949.666	$33	$491,063	$843	$491,939

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11,547	$8,005
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	339	172
Amortization of deferred offering costs	—	32
Accretion of discounts and amortization of premiums	(527)	(371)
Net realized (gain) loss on investments	—	3
Net realized (gain) loss on foreign currency transactions	726	(15)
Net realized (gain) loss on extinguishment of debt	432	—
Net change in unrealized (appreciation) depreciation on investments	(1,373)	(403)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(448)	(52)
Proceeds from (fundings of) revolving loans, net	(682)	(369)
Fundings of investments	(85,175)	(141,473)
Proceeds from principal payments and sales of portfolio investments	12,191	2,318
Payment-in-kind interest capitalized	(1,276)	(898)
Non-cash dividends capitalized	(334)	(261)
Changes in operating assets and liabilities:
Interest receivable	1,556	(3,966)
Receivable for investments	698	—
Other assets	—	(437)
Interest payable	(841)	884
Management and incentive fees payable	196	432
Payable for investments purchased	139	18
Accrued trustee fees	(5)	1
Accounts payable and other liabilities	104	293
Net cash provided by (used in) operating activities	(62,733)	(136,087)
Cash flows from financing activities
Borrowings on debt	296,172	57,500
Repayments of debt	(251,139)	(10,700)
Capitalized debt issuance costs	(1,029)	(202)
Proceeds from issuance of common shares	30,465	87,138
Distributions paid	(10,492)	(9,167)
Net cash provided by (used in) financing activities	63,977	124,569
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	1,244	(11,518)
Effect of foreign currency exchange rates	(863)	56
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	20,120	29,041
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$20,501	$17,579
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,719	$1,806
Distributions declared for the period	11,547	8,005
Supplemental disclosure of non-cash financing activity:
Stock issued in connection with dividend reinvestment plan	$11	$—
Change in distributions payable	1,044	(1,162)

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2024	September 30, 2024
Cash and cash equivalents	$3,480	$10,147
Foreign currencies (cost of $5,874 and $1,410, respectively)	5,041	1,423
Restricted cash and cash equivalents	11,901	8,545
Restricted foreign currencies (cost of $66 and $4, respectively)	79	5
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$20,501	$20,120
(1) See “Note 2. Significant Accounting Policies and Recent Accounting Updates” for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.^	One stop	SF +	6.50%	(i)	10.93%				02/2029	$7,600	$7,441	1.6%	$7,714
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(a)(h)(i)	11.85%				02/2029	26	25	—	26
PPW Aero Buyer, Inc.	One stop	SF +	5.50%		N/A(6)				02/2029	—	—	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(i)	9.83%				02/2029	19	19	—	19
										7,645	7,485	1.6	7,759
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.25%	(i)	9.58%				11/2031	4,380	4,294	0.9	4,293
RJW Group Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)				11/2031	—	(3)	—	(3)
										4,380	4,291	0.9	4,290
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(i)	9.08%				11/2030	447	442	0.1	442
Arnott, LLC(5)	One stop	SF +	4.75%		N/A(6)				11/2030	—	(1)	—	(1)
Collision SP Subco, LLC^	One stop	SF +	5.50%	(i)	10.09%				01/2030	3,289	3,233	0.7	3,289
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)(j)	10.12%				01/2030	964	947	0.2	964
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)	10.09%				01/2030	81	72	—	81
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	9.22%				08/2027	271	270	—	260
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	9.24%				08/2027	55	54	—	53
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	9.08%				08/2027	93	92	—	89
OEConnection, LLC(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(5)	—	—
OEConnection, LLC(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(6)	—	—
OEConnection, LLC^	One stop	SF +	5.00%	(h)	9.36%				04/2031	5,744	5,692	1.2	5,744
OEConnection, LLC(5)	One stop	SF +	0.05		N/A(6)				04/2031	—	(3)	—	—
										10,944	10,787	2.2	10,921
Automobiles
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(i)	9.58%				06/2030	1,952	1,925	0.4	1,952
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	9.61%				06/2030	54	50	—	54
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(i)	11.08%	cash/	2.00%	PIK	07/2027	1,848	1,830	0.4	1,848
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(h)	11.11%	cash/	2.00%	PIK	07/2026	354	351	0.1	354
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.61%				12/2028	1,447	1,435	0.3	1,447
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.61%				12/2028	864	857	0.2	864
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.61%				12/2027	259	256	0.1	259
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.61%				12/2028	157	156	—	157
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.61%				12/2028	149	148	—	149
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.61%				12/2028	130	129	—	130
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.61%				12/2028	107	106	—	107
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.61%				12/2028	104	103	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.61%				12/2028	104	103	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.61%				12/2028	86	85	—	86
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.61%				12/2028	80	79	—	80
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.61%				12/2028	511	461	0.1	511
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.61%				12/2028	22	21	—	22
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.61%				12/2028	18	18	—	18
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.61%				12/2028	11	11	—	11
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.61%				12/2028	5	5	—	5
Denali Midco 2, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(2)	—	—
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.61%				12/2028	25	25	—	25
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.59%				12/2028	1,001	992	0.2	1,001
Denali Midco 2, LLC(25)	Second lien	N/A			13.00%	PIK			12/2029	3,259	3,258	0.7	3,259
High Bar Brands Operating, LLC^	Senior secured	SF +	5.00%	(i)	9.33%				12/2029	275	270	0.1	275
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
High Bar Brands Operating, LLC^	Senior secured	SF +	5.00%	(i)	9.33%		12/2029	$57	$56	—%	$57
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)		12/2029	—	(1)	—	—
High Bar Brands Operating, LLC	Senior secured	SF +	5.00%	(i)	9.33%		12/2029	49	47	—	49
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.50%	(i)(j)	9.84%		07/2029	7,068	7,023	1.5	7,068
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(j)	9.86%		07/2029	177	175	0.1	177
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)		07/2029	—	(13)	—	—
National Express Wash Parent Holdco, LLC	One stop	SF +	6.00%	(j)	10.63%		07/2029	1,453	1,441	0.3	1,460
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.98%		11/2027	5,146	5,072	1.0	5,146
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.98%		11/2027	3,927	3,879	0.8	3,927
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.98%		11/2027	226	225	—	226
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)		11/2027	—	(2)	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.98%		11/2027	122	122	—	122
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.98%		11/2027	274	272	0.1	274
POY Holdings, LLC	One stop	SF +	5.50%		N/A(6)		11/2027	—	—	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(i)	10.24%		11/2027	367	365	0.1	367
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	9.11%		06/2031	523	520	0.1	523
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		N/A(6)		06/2031	—	—	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		9.12%		06/2031	12	11	—	12
Yorkshire Parent, Inc.^	One stop	SF +	6.00%	(i)	10.33%		12/2029	7,249	7,188	1.5	7,249
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(i)	10.33%		12/2029	181	168	—	181
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(i)	10.52%		12/2029	592	576	0.1	592
								40,245	39,796	8.2	40,252
Banks
Empyrean Solutions, LLC	One stop	SF +	4.75%	(i)	9.08%		11/2031	516	514	0.1	514
Empyrean Solutions, LLC	One stop	SF +	4.75%		N/A(6)		11/2031	—	—	—	—
Empyrean Solutions, LLC(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(1)	—	(1)
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.25%	(i)	9.84%		12/2029	1,339	1,325	0.3	1,339
OSP Hamilton Purchaser, LLC	One stop	SF +	5.25%	(i)	9.84%		12/2029	254	241	—	254
OSP Hamilton Purchaser, LLC	One stop	SF +	5.25%	(i)	9.84%		12/2029	90	88	—	90
								2,199	2,167	0.4	2,196
Beverages
Financial Information Technologies, LLC^	One stop	SF +	5.25%	(i)	9.58%		06/2030	2,796	2,757	0.6	2,796
Financial Information Technologies, LLC(25)	One stop	N/A			14.00%	PIK	06/2031	1,604	1,572	0.3	1,652
Financial Information Technologies, LLC^	One stop	SF +	5.25%	(i)	9.58%		06/2030	1,155	1,143	0.2	1,155
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(4)	—	—
								5,555	5,467	1.1	5,603
Building Products
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(i)	9.73%		11/2028	3,818	3,797	0.8	3,818
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)		11/2027	—	(2)	—	—
								3,818	3,795	0.8	3,818
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	5.25%	(i)	9.58%		01/2031	4,859	4,822	1.0	4,859
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(6)	—	—
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(12)	—	—
								4,859	4,804	1.0	4,859
Chemicals
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(h)	9.11%		03/2029	340	337	0.1	340
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)		03/2029	—	(1)	—	—
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)		03/2029	—	(2)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PHM NL SP Bidco B.V.(8)(9)(12)(25)	One stop	E +	6.75%	(d)	6.91%	cash/	3.00%	PIK	09/2028	$1,908	$2,113	0.4%	$1,812
PHM NL SP Bidco B.V.(8)(12)(25)	One stop	SF +	6.75%	(g)	8.31%	cash/	3.00%	PIK	09/2028	803	795	0.1	763
PHM NL SP Bidco B.V.(8)(9)(12)(25)	One stop	SN +	6.75%	(f)	8.45%	cash/	3.00%	PIK	09/2028	439	462	0.1	416
PHM NL SP Bidco B.V.(8)(9)(12)(25)	One stop	E +	6.75%	(d)	6.40%	cash/	3.00%	PIK	09/2028	203	218	—	192
										3,693	3,922	0.7	3,523
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(i)	9.40%				10/2029	49	44	—	49
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(i)	9.52%				10/2029	7,718	7,580	1.6	7,718
CI (Quercus) Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	9.33%				06/2031	1,263	1,253	0.2	1,263
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(h)	9.36%				06/2031	18	5	—	18
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	9.33%				06/2031	53	49	—	53
Encore Holdings, LLC^	One stop	SF +	5.25%	(i)	9.68%				11/2028	5,346	5,266	1.1	5,359
Encore Holdings, LLC^	One stop	SF +	5.25%	(i)	9.68%				11/2028	1,063	1,047	0.2	1,066
Encore Holdings, LLC	One stop	SF +	5.00%	(i)	9.33%				11/2028	843	833	0.2	843
Encore Holdings, LLC	One stop	SF +	4.75%	(i)	9.08%				11/2028	392	388	0.1	388
Encore Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				11/2028	—	—	—	(1)
FR Vision Holdings, Inc.^	One stop	SF +	5.50%	(h)(i)	10.12%				01/2031	6,313	6,259	1.3	6,313
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(i)	10.08%				01/2031	862	844	0.2	862
FR Vision Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				01/2030	—	(4)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(h)	9.36%				09/2030	843	821	0.1	843
Kleinfelder Intermediate, LLC	One stop	P +	4.00%	(a)	11.50%				09/2028	27	25	—	27
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)				09/2030	—	(1)	—	—
Profile Products LLC	One stop	SF +	5.50%	(j)	10.04%				11/2027	350	347	0.1	343
Profile Products LLC(8)	One stop	SF +	5.50%	(j)	10.04%				11/2027	71	70	—	70
Profile Products LLC	One stop	P +	4.50%	(a)	12.00%				11/2027	13	12	—	12
Profile Products LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2027	—	—	—	(1)
PSC Parent, Inc.	One stop	SF +	5.25%		N/A(6)				04/2031	—	—	—	—
PSC Parent, Inc.	One stop	SF +	5.25%		9.61%				04/2031	74	73	—	74
PSC Parent, Inc.	One stop	SF +	5.25%	(a)(h)	9.97%				04/2030	56	55	—	56
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	9.76%				04/2031	441	437	0.1	441
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	9.83%				03/2029	8,386	8,303	1.7	8,302
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	9.83%				03/2029	302	296	0.1	299
Radwell Parent, LLC	One stop	SF +	5.50%	(i)	9.83%				03/2029	58	52	—	55
Radwell Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				03/2029	—	(1)	—	(2)
WRE Holding Corp.(5)	One stop	SF +	5.00%		N/A(6)				07/2030	—	(7)	—	—
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	9.25%				07/2031	4,895	4,849	1.0	4,895
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.52%				07/2031	402	396	0.1	402
										39,838	39,291	8.1	39,747
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(1)	—	—
Consor Intermediate II, LLC	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(i)	8.83%				05/2031	325	323	0.1	325
										325	322	0.1	325
Containers & Packaging
Chase Intermediate^	One stop	SF +	4.75%	(i)	9.34%				10/2028	4,041	4,020	0.9	4,041
Chase Intermediate(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(2)	—	—
Chase Intermediate	One stop	SF +	4.75%	(i)	9.22%				10/2028	82	80	—	82
Fortis Solutions Group, LLC^	One stop	SF +	5.50%	(i)	9.93%				10/2028	2,085	2,066	0.4	2,085
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	9.93%				10/2028	50	43	—	50
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	9.93%				10/2028	5	2	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(a)(i)	10.32%				10/2027	106	103	—	106
										6,369	6,312	1.3	6,369
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.00%	(i)	9.33%				05/2030	$78	$72	—%	$62
Any Hour, LLC(25)	One stop	N/A			13.00%	PIK			05/2031	904	888	0.2	895
Any Hour, LLC	One stop	SF +	5.00%	(i)	9.45%				05/2030	200	195	—	192
Any Hour, LLC^	One stop	SF +	5.00%	(i)	9.33%				05/2030	2,750	2,713	0.5	2,695
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.50%				10/2030	14	14	—	14
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.51%				10/2030	2,054	2,007	0.4	2,054
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.51%				10/2029	452	427	0.1	452
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.51%				10/2030	8,631	8,422	1.8	8,631
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(i)	9.33%				05/2030	59	57	—	59
CHVAC Services Investment, LLC	One stop	SF +	5.00%		N/A(6)				05/2030	—	—	—	—
CHVAC Services Investment, LLC^	One stop	SF +	5.00%	(i)	9.33%				05/2030	355	349	0.1	355
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	10.17%				07/2027	3,944	3,891	0.8	3,944
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	10.14%				07/2027	2,986	2,945	0.6	2,986
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	10.15%				07/2027	2,627	2,592	0.5	2,627
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.99%				07/2027	142	141	—	142
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.99%				07/2027	96	96	—	96
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.99%				07/2027	94	93	—	94
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.99%				07/2027	86	85	—	86
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.99%				07/2027	61	61	—	61
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.98%				07/2027	43	43	—	43
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	10.86%				12/2027	523	521	0.1	523
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	10.81%				12/2027	39	39	—	39
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.98%				07/2029	359	355	0.1	359
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.98%				07/2029	15	14	—	15
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.98%				07/2029	103	101	—	103
FPG Intermediate Holdco, LLC(25)	One stop	SF +	6.75%	(i)	5.70%	cash/	5.75%	PIK	03/2027	43	43	—	43
FPG Intermediate Holdco, LLC(25)	One stop	SF +	6.75%	(i)(j)	5.69%	cash/	5.75%	PIK	03/2027	1,720	1,705	0.3	1,376
FPG Intermediate Holdco, LLC(25)	One stop	SF +	6.75%	(h)(i)(j)	5.46%	cash/	5.75%	PIK	03/2027	13	13	—	13
FSS Buyer LLC	One stop	SF +	5.00%	(h)	9.36%				08/2028	304	301	0.1	304
FSS Buyer LLC	One stop	SF +	5.00%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(i)	9.76%				06/2029	431	425	0.1	431
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(h)	10.06%				06/2028	13	12	—	13
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(i)	9.88%				06/2029	102	101	—	102
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.36%				05/2028	87	87	—	87
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	9.36%				05/2028	427	425	0.1	427
Mario Purchaser, LLC^	One stop	SF +	5.75%	(h)	10.21%				04/2029	413	408	0.1	401
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.21%				04/2029	535	528	0.1	519
Mario Purchaser, LLC(25)	One stop	SF +	10.75%	(h)	15.21%	PIK			04/2032	273	269	0.1	270
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.21%				04/2028	13	13	—	12
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.21%				04/2029	69	63	—	48
NSG Buyer, Inc. ^	One stop	SF +	6.50%	(h)	10.96%				11/2029	7,212	7,121	1.5	7,266
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(14)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(3)	—	—
NSG Buyer, Inc. ^	One stop	SF +	5.75%	(h)	10.11%				11/2029	1,761	1,730	0.4	1,761
RW AM Holdco LLC^	One stop	SF +	5.25%	(i)	9.68%				04/2028	987	982	0.2	889
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	—	—	(9)
Severin Acquisition, LLC^(25)	One stop	SF +	5.00%	(h)	7.11%	cash/	2.25%	PIK	10/2031	3,138	3,108	0.6	3,138
Severin Acquisition, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2031	—	(4)	—	—
Severin Acquisition, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2031	—	(3)	—	—
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(j)	9.53%				12/2030	6,843	6,785	1.4	6,843
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	$—	$(9)	—%	$—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(j)	9.56%				12/2030	343	319	0.1	343
										51,342	50,526	10.3	50,804
Diversified Financial Services
Avalara, Inc.^	One stop	SF +	6.25%	(i)	10.58%				10/2028	1,091	1,074	0.2	1,091
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(2)	—	—
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(4)	—	—
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(h)	9.11%				06/2031	1,529	1,508	0.3	1,529
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(2)	—	—
Banker's Toolbox, Inc.^	One stop	SF +	4.50%	(i)	8.83%				07/2027	1,354	1,344	0.3	1,354
Banker's Toolbox, Inc.	One stop	SF +	4.50%		N/A(6)				07/2027	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(25)	Subordinated debt	E +	8.00%	(c)(d)	3.59%	cash/	8.00%	PIK	07/2032	98	101	—	98
Ceres Groupe SAS & Ceres PikCo^(8)(9)(20)	One stop	E +	5.25%	(d)	8.84%				07/2031	448	464	0.1	448
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.(8)(9)(14)	One stop	SN +	5.50%	(f)	10.20%				12/2030	27	21	—	21
Corsair Blade IV S.A R.L.(8)(14)	One stop	SF +	5.50%	(g)	9.81%				12/2030	89	89	—	88
Finastra USA, Inc.	One stop	SF +	7.25%	(i)	11.65%				09/2029	31	30	—	31
Finastra USA, Inc.^	One stop	SF +	7.25%	(i)	11.65%				09/2029	4,913	4,836	1.0	4,937
Flash Topco, Inc.	One stop	SF +	6.00%	(i)	10.69%				10/2028	927	922	0.2	920
Flash Topco, Inc.	One stop	SF +	6.50%	(i)	10.83%				10/2028	46	45	—	46
Flash Topco, Inc.^	One stop	SF +	6.00%	(i)	10.40%				10/2028	321	320	0.1	318
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(h)	8.86%				11/2028	1,594	1,584	0.3	1,594
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(h)	9.11%				11/2028	191	188	—	191
Medlar Bidco Limited(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited(5)(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	(5)
Wealth Enhancement Group, LLC	One stop	SF +	5.00%		N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(i)	9.57%				10/2028	255	255	0.1	254
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(i)	9.57%				10/2028	354	353	0.1	352
Wealth Enhancement Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(2)	—	(2)
										13,268	13,124	2.7	13,265
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(i)	9.08%				12/2030	242	238	0.1	242
Power Grid Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(1)	—	—
Wildcat TopCo, Inc.^	One stop	SF +	5.00%	(h)	9.36%				11/2031	2,197	2,176	0.4	2,175
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(4)	—	(4)
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(2)	—	(2)
										2,439	2,407	0.5	2,411
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(h)	9.46%				11/2028	2,214	2,132	0.5	2,214
CST Holding Company(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(2)	—	—
										2,214	2,130	0.5	2,214
Food & Staples Retailing
Wineshipping.com LLC	One stop	SF +	5.75%	(j)	10.74%				10/2027	374	372	0.1	333
Wineshipping.com LLC	One stop	SF +	5.75%	(a)(i)(j)	10.59%				10/2027	73	73	—	64
Wineshipping.com LLC	One stop	SF +	5.75%	(j)	10.45%				10/2027	10	10	—	9
										457	455	0.1	406
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(i)	10.33%				10/2030	7,043	6,956	1.5	7,043
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(10)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(i)	9.59%				08/2030	1,156	1,146	0.3	1,156
Eagle Family Foods Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	10.73%				07/2027	$549	$546	0.1%	$543
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(h)(i)	10.59%				07/2027	120	119	—	118
Wizard Bidco Limited^(8)(10)	One stop	SF +	6.00%	(i)	10.33%				03/2029	650	641	0.1	650
Wizard Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.00%	(f)	8.20%	cash/	1.50%	PIK	03/2029	386	402	0.1	369
Wizard Bidco Limited^(8)(9)(10)	One stop	SN +	6.00%	(f)	10.70%				03/2029	222	216	—	222
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	4.75%	(f)	9.45%				09/2028	59	58	—	57
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				03/2029	—	(2)	—	—
										10,185	10,071	2.1	10,158
Healthcare Equipment & Supplies
Belmont Instrument, LLC^	One stop	SF +	6.25%	(i)	10.58%				08/2028	1,866	1,837	0.4	1,866
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	10.58%				08/2028	10	9	—	10
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)	10.01%				06/2031	3,673	3,639	0.7	3,673
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(4)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(i)	9.83%				06/2031	602	589	0.1	602
TIDI Legacy Products, Inc.^	One stop	SF +	5.25%	(h)	9.61%				12/2029	750	747	0.2	750
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC^	One stop	SF +	5.75%	(i)	10.39%				12/2029	2,923	2,875	0.6	2,923
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(9)	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(5)	—	—
										9,824	9,677	2.0	9,824
Healthcare Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.71%				12/2027	939	934	0.2	939
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.71%				12/2027	333	331	0.1	333
AAH TOPCO, LLC (25)	Subordinated debt	N/A			11.50%	PIK			12/2031	222	220	—	216
AAH TOPCO, LLC	One stop	SF +	5.25%		N/A(6)				12/2027	—	—	—	—
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.71%				12/2027	2,690	2,661	0.6	2,690
Bamboo US Bidco LLC^(8)(9)	One stop	E +	5.25%	(c)	8.25%				09/2030	1,601	1,599	0.3	1,584
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)				09/2030	—	(1)	—	(1)
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)				09/2030	—	—	—	(1)
Bamboo US Bidco LLC	One stop	SF +	5.25%	(i)	9.77%				09/2030	224	219	—	220
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2029	—	(12)	—	(5)
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(i)	9.77%				09/2030	2,484	2,426	0.5	2,459
Community Care Partners, LLC^	One stop	SF +	6.00%	(h)	10.47%				06/2026	130	129	—	129
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(9)(10)	One stop	SN +	5.50%	(f)	10.20%				04/2031	1,439	1,418	0.3	1,425
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop	SF +	11.00%		N/A(6)				04/2031	—	(5)	—	(6)
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(10)	One stop	SF +	5.50%	(j)	9.93%				04/2031	2,484	2,439	0.5	2,459
Datix Bidco Limited and RL Datix Holdings, Inc.(8)(10)	One stop	SF +	5.50%	(h)	9.86%				10/2030	29	20	—	24
Datix Bidco Limited and RL Datix Holdings, Inc.(8)(9)(10)	One stop	SN +	5.50%	(f)	10.20%				10/2030	32	34	—	32
ERC Topco Holdings, LLC(7)(25)	One stop	SF +	6.25%	(i)	7.33%	cash/	3.25%	PIK	11/2028	2,164	2,127	0.3	1,190
ERC Topco Holdings, LLC(7)(25)	One stop	SF +	6.25%	(i)	7.80%	cash/	3.25%	PIK	11/2027	101	112	—	42
ERC Topco Holdings, LLC(7)(25)	One stop	SF +	6.25%	(i)	4.60%	cash/	6.25%	PIK	11/2028	75	36	—	41
ERC Topco Holdings, LLC(7)(25)	One stop	SF +	6.25%	(i)	4.33%	cash/	6.25%	PIK	11/2028	3	1	—	2
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(j)	9.47%				12/2026	294	293	0.1	294
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(j)	9.47%				12/2026	46	46	—	46
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
LOV Acquisition LLC^	Senior secured	SF +	4.50%	(h)	8.86%				11/2031	2,371	2,359	0.5	2,359
LOV Acquisition LLC(5)	Senior secured	SF +	4.50%		N/A(6)				11/2031	—	(1)	—	(1)
Premise Health Holding Corp.^	One stop	SF +	5.50%	(i)	9.82%				03/2031	6,494	6,408	1.3	6,494
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(10)	—	—
Suveto Buyer, LLC^	One stop	SF +	4.75%	(h)	9.11%				09/2027	1,100	1,095	0.2	1,096
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Suveto Buyer, LLC	One stop	P +	3.75%	(a)	11.25%				09/2027	$9	$8	—%	$8
Suveto Buyer, LLC	One stop	SF +	0.0475	(h)	0.0911				09/2027	164	162	—	161
										25,428	25,048	4.9	24,229
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.00%	(i)	9.33%				05/2030	14	14	—	14
Amberfield Acquisition Co.	One stop	SF +	5.00%		N/A(6)				05/2030	—	—	—	—
Amberfield Acquisition Co.^	One stop	SF +	5.00%	(i)	9.33%				05/2030	587	582	0.1	587
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(i)	9.18%				10/2029	1,053	1,039	0.2	1,053
Crow River Buyer, Inc.^	One stop	SF +	7.75%	(i)	12.34%				01/2029	367	361	0.1	363
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	(1)
Crow River Buyer, Inc.^	One stop	SF +	6.00%	(h)	10.36%				01/2029	821	813	0.2	813
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(i)	9.08%				12/2031	11,292	11,179	2.3	11,179
GHX Ultimate Parent Corporation(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(10)	—	(10)
HealthEdge Software, Inc.^	One stop	SF +	4.75%	(h)	9.13%				07/2031	444	440	0.1	444
HealthEdge Software, Inc.(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(1)	—	—
HealthEdge Software, Inc.	One stop	SF +	4.75%	(h)	9.15%				07/2031	196	194	—	196
Kona Buyer, LLC	One stop	SF +	7.00%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	9.13%				07/2031	410	406	0.1	410
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	9.13%				07/2031	24	24	—	24
Kona Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(1)	—	—
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%				02/2031	1,924	1,915	0.4	1,924
Lacker Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(6)	—	—
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%				02/2031	888	883	0.2	888
Neptune Holdings, Inc.^	One stop	SF +	4.75%	(i)	9.08%				09/2030	2,602	2,557	0.5	2,602
Neptune Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.^(25)	One stop	SF +	5.20%	(h)	6.86%	cash/	2.70%	PIK	08/2031	6,232	6,173	1.3	6,232
Netsmart Technologies, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(8)	—	—
Netsmart Technologies, Inc.(5)	One stop	SF +	5.20%		N/A(6)				08/2031	—	(4)	—	—
Plasma Buyer LLC^	One stop	SF +	5.75%	(i)	10.08%				05/2029	301	297	—	298
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	10.08%				05/2028	19	19	—	19
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	10.58%				05/2029	9	9	—	9
QF Holdings, Inc.	One stop	SF +	4.75%	(i)	9.34%				12/2027	35	35	—	35
Veranex, Inc.(7)(25)	Senior secured	SF +	6.75%	(j)	5.44%	cash/	5.75%	PIK	04/2028	127	126	—	92
Veranex, Inc.(7)(25)	Senior secured	SF +	6.75%	(j)	5.44%	cash/	5.75%	PIK	04/2028	43	42	—	31
Veranex, Inc.(7)(25)	Senior secured	SF +	6.75%	(i)(j)	5.44%	cash/	5.75%	PIK	04/2028	32	31	—	24
										27,420	27,107	5.5	27,226
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(i)	10.67%				08/2028	819	814	0.2	819
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.74%				08/2028	41	41	—	41
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.62%				08/2028	48	48	—	48
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.48%				08/2028	77	71	—	77
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.08%				10/2028	2,061	2,034	0.5	2,061
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.08%				10/2028	311	307	0.1	311
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.14%				10/2028	70	69	—	70
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.08%				10/2028	32	30	—	32
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.08%				10/2028	143	141	—	143
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.14%				10/2028	20	16	—	20
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.08%				10/2028	352	349	0.1	352
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.18%				10/2028	168	167	—	168
GFP Atlantic Holdco 2, LLC^	One stop	SF +	6.00%	(i)	10.52%				11/2027	1,243	1,225	0.3	1,243
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(20)	—	—
Harri US LLC(25)	One stop	SF +	10.00%	(i)	10.66%	cash/	4.00%	PIK	08/2026	51	48	—	50
Harri US LLC(25)	One stop	SF +	10.00%	(i)	10.66%	cash/	4.00%	PIK	08/2026	34	34	—	34
Harri US LLC(25)	One stop	SF +	10.00%	(i)	10.66%	cash/	4.00%	PIK	08/2026	33	33	—	33
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Harri US LLC	One stop	SF +	10.00%		N/A(6)				08/2026	$—	$—	—%	$—
Harri US LLC(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(2)	—	(15)
Health Buyer, LLC^	Senior secured	SF +	5.25%	(i)	9.58%				04/2029	146	145	—	146
Health Buyer, LLC^	Senior secured	SF +	5.50%	(i)	9.83%				04/2029	75	74	—	75
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.83%				04/2029	38	37	—	38
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.83%				04/2029	40	39	—	40
PB Group Holdings, LLC^(25)	One stop	SF +	5.50%	(h)	7.11%	cash/	2.75%	PIK	08/2030	3,274	3,259	0.7	3,274
PB Group Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(2)	—	—
SDC Holdco, LLC^	One stop	SF +	5.00%	(i)	9.33%				06/2031	6,459	6,429	1.3	6,459
SDC Holdco, LLC	One stop	SF +	5.00%	(i)	9.33%				06/2031	28	26	—	28
SDC Holdco, LLC(25)	Second lien	SF +	8.50%	(i)	12.83%	PIK			06/2032	1,026	1,019	0.2	1,026
Super REGO, LLC(25)	Subordinated debt	N/A			15.00%	PIK			03/2030	56	55	—	56
YE Brands Holding, LLC^	One stop	SF +	4.75%	(i)	9.08%				10/2027	2,940	2,917	0.6	2,940
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.08%				10/2027	34	34	—	34
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.08%				10/2027	344	339	0.1	344
										19,963	19,776	4.1	19,947
Industrial Conglomerates
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	9.08%				07/2029	217	214	0.1	215
Dwyer Instruments, Inc.	One stop	P +	3.75%	(a)	11.25%				07/2029	114	106	—	106
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	9.08%				07/2029	55	54	—	55
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	9.08%				07/2029	29	28	—	28
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	9.27%				07/2029	34	33	—	33
Dwyer Instruments, Inc.(5)(8)(9)	One stop	E +	5.00%		N/A(6)				07/2029	—	(4)	—	(4)
Dwyer Instruments, Inc.^(8)(9)	One stop	E +	5.00%	(c)	8.00%				07/2029	4,349	4,386	0.9	4,305
Dwyer Instruments, Inc.(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(8)	—	(8)
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	9.27%				07/2029	391	388	0.1	387
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(i)	9.65%				06/2031	3,421	3,390	0.7	3,387
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2030	—	(4)	—	(4)
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(3)	—	(7)
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(h)	9.61%				08/2029	644	635	0.1	644
Excelitas Technologies Corp.^(8)(9)	One stop	E +	5.25%	(b)	8.11%				08/2029	114	112	—	114
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)				08/2029	—	—	—	—
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)				08/2029	—	(5)	—	—
										9,368	9,322	1.9	9,251
Insurance
Alera Group, Inc.^	One stop	SF +	5.25%	(h)	9.61%				10/2028	1,405	1,397	0.3	1,405
Alera Group, Inc.	One stop	SF +	5.25%	(h)	9.61%				10/2028	454	452	0.1	454
Alera Group, Inc.	One stop	SF +	5.25%	(h)	9.61%				10/2028	399	396	0.1	399
Alera Group, Inc.	One stop	SF +	5.75%	(h)	10.09%				10/2028	7,566	7,514	1.6	7,606
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.68%				07/2027	179	178	—	179
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.68%				07/2027	53	53	—	53
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.68%				07/2027	50	50	—	50
AMBA Buyer, Inc.	One stop	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.68%				07/2027	19	19	—	19
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(i)	10.09%				03/2028	851	837	0.2	851
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.25%	(i)	9.75%				03/2028	572	572	0.1	572
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(i)	10.09%				03/2028	90	90	—	90
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(i)	10.09%				03/2028	140	133	—	140
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(h)	9.30%				11/2030	465	462	0.1	462
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%		N/A(6)				11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	4.75%		N/A(6)				11/2030	—	(2)	—	(2)
Captive Resources Midco, LLC^	One stop	SF +	4.75%	(h)	9.11%				07/2029	5,452	5,395	1.1	5,452
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Captive Resources Midco, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2028	$—	$(1)	—%	$—
Disco Parent, Inc.^	One stop	SF +	7.50%	(i)	12.01%				03/2029	650	638	0.2	650
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(i)	9.60%				12/2030	4,873	4,832	1.0	4,886
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(9)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.74%				12/2030	4,477	4,437	0.9	4,488
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)				12/2030	—	—	—	—
Gimlet Bidco GMBH^(8)(9)(19)	One stop	E +	5.75%	(c)	8.80%				04/2031	3,376	3,410	0.7	3,376
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.75%	(b)(c)	8.72%				04/2031	547	545	0.1	547
Illumifin Corporation(25)	One stop	SF +	7.00%	(i)	8.15%	cash/	3.73%	PIK	09/2027	184	183	—	170
Integrated Specialty Coverages, LLC^	One stop	SF +	4.75%	(h)(i)(j)	9.11%				07/2030	495	485	0.1	491
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2030	—	(1)	—	(1)
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(i)	9.51%				08/2028	3,356	3,321	0.7	3,356
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%		N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2028	—	(1)	—	—
Keystone Agency Partners LLC^	Senior secured	SF +	5.00%	(i)	9.33%				05/2027	1,585	1,563	0.3	1,585
Keystone Agency Partners LLC	Senior secured	SF +	5.00%	(i)	9.33%				05/2027	332	329	0.1	332
Keystone Agency Partners LLC^	Senior secured	SF +	5.00%	(i)	9.33%				05/2027	183	182	—	183
Keystone Agency Partners LLC	Senior secured	SF +	5.00%	(i)	9.33%				05/2027	163	162	—	163
Keystone Agency Partners LLC	Senior secured	SF +	5.00%	(i)	9.33%				05/2027	6,677	6,577	1.4	6,677
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	6.25%	(c)	9.17%				02/2029	1,528	1,568	0.3	1,528
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(h)	10.23%				11/2029	3,149	3,124	0.7	3,149
Oakbridge Insurance Agency LLC	One stop	P +	4.75%	(a)	12.25%				11/2029	84	80	—	84
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.22%				11/2029	590	578	0.1	590
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	5.00%	(j)	9.28%				05/2030	6,975	6,888	1.4	6,905
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(6)	—	(6)
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.33%				10/2028	7,076	6,973	1.5	7,076
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.48%				10/2028	613	591	0.1	613
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.48%				10/2028	137	136	—	137
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(h)	9.46%				10/2028	84	82	—	84
										64,829	64,208	13.2	64,793
IT Services
CivicPlus, LLC	One stop	SF +	5.75%	(i)	10.41%				08/2027	364	362	0.1	364
CivicPlus, LLC^	One stop	SF +	5.75%	(i)	10.41%				08/2027	234	233	0.1	234
CivicPlus, LLC	One stop	SF +	5.75%	(i)	10.41%				08/2027	171	170	—	171
CivicPlus, LLC(25)	One stop	SF +	11.75%	(i)	17.00%	PIK			06/2034	196	193	0.1	200
CivicPlus, LLC	One stop	SF +	8.50%		N/A(6)				08/2027	—	—	—	—
Critical Start, Inc.^(25)	One stop	SF +	6.75%	(i)	7.75%	cash/	3.63%	PIK	05/2028	198	197	0.1	196
Critical Start, Inc.^(25)	One stop	SF +	6.75%	(i)	7.75%	cash/	3.63%	PIK	05/2028	108	107	—	107
Critical Start, Inc.	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	827	806	0.2	827
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	77	78	—	77
Goldcup 31018 AB(8)(9)(16)	One stop	E +	6.25%	(c)(d)	9.00%				01/2029	63	63	—	63
Kentik Technologies, Inc.(25)	Second lien	SF +	12.25%	(i)	16.61%	PIK			11/2029	51	47	—	48
Kentik Technologies, Inc.(5)	Second lien	SF +	12.25%		N/A(6)				11/2029	—	(1)	—	(2)
Netwrix Corporation^	One stop	SF +	4.75%	(i)	9.26%				06/2029	4,386	4,365	0.9	4,386
Netwrix Corporation(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(i)	9.26%				06/2029	90	55	—	90
Netwrix Corporation	One stop	SF +	4.75%	(i)	9.26%				06/2029	621	617	0.1	621
PDQ Intermediate, Inc.(25)	Subordinated debt	N/A			13.75%	PIK			10/2031	59	58	—	59
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(3)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				04/2031	$—	$(1)	—%	$—
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.75%	(i)	7.71%	cash/	3.63%	PIK	04/2031	8,058	8,023	1.6	8,058
WPEngine, Inc.^	One stop	SF +	6.50%	(h)	10.90%				08/2029	443	437	0.1	443
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	11.01%				07/2027	434	434	0.1	434
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	11.01%				07/2027	173	170	—	173
										16,553	16,408	3.4	16,549
Leisure Products
Crunch Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(3)	—	—
Crunch Holdings, LLC^	One stop	SF +	4.75%	(h)	9.11%				09/2031	5,118	5,093	1.0	5,118
Movement Holdings, LLC^	One stop	SF +	5.25%	(i)	9.58%				03/2030	2,413	2,392	0.5	2,413
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(4)	—	—
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(14)	—	—
										7,531	7,464	1.5	7,531
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.53%				11/2029	6,280	6,145	1.3	6,217
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	(1)
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(21)	—	(10)
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.52%				11/2029	850	842	0.2	842
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	—
Graphpad Software, LLC^	One stop	SF +	4.75%	(i)	9.08%				06/2031	2,629	2,617	0.5	2,629
Graphpad Software, LLC	One stop	SF +	4.75%	(i)	9.08%				06/2031	66	63	—	66
PAS Parent Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2028	—	(3)	—	—
PAS Parent Inc.^	One stop	SF +	4.75%	(h)	9.11%				12/2028	2,730	2,697	0.6	2,730
PAS Parent Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2027	—	(3)	—	—
PAS Parent Inc.	One stop	SF +	4.75%	(h)	9.11%				12/2028	235	232	0.1	235
Reaction Biology Corporation(7)(25)	One stop	SF +	6.85%	(h)	6.86%	cash/	4.35%	PIK	03/2029	334	324	—	187
Reaction Biology Corporation(7)(25)	One stop	SF +	6.85%	(h)	6.86%	cash/	4.35%	PIK	03/2029	309	300	—	173
Reaction Biology Corporation(7)(25)	One stop	SF +	6.85%	(h)	6.86%	cash/	4.35%	PIK	03/2029	205	200	—	115
Reaction Biology Corporation(7)(25)	One stop	SF +	6.85%	(h)(i)	6.86%	cash/	4.35%	PIK	03/2029	98	95	—	55
Reaction Biology Corporation	One stop	SF +	6.85%		N/A(6)				03/2029	—	—	—	—
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	9.91%				08/2027	56	56	—	55
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	9.91%				08/2027	47	47	—	47
Unchained Labs, LLC	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	—
										13,839	13,589	2.7	13,340
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.75%	(h)	9.11%				08/2031	930	921	0.2	930
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	—
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	—
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(i)	9.83%				12/2030	8,236	8,166	1.7	8,236
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	9.83%				12/2030	581	567	0.1	581
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	9.83%				12/2029	275	265	—	275
										10,022	9,917	2.0	10,022
Marine
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(i)	9.58%				04/2029	4,356	4,329	0.9	4,356
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(i)	9.58%				04/2029	98	98	—	98
Project Nike Purchaser, LLC	One stop	SF +	5.25%	(i)	9.58%				04/2029	75	74	—	75
										4,529	4,501	0.9	4,529
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(1)	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	9.00%				06/2030	410	407	0.1	410
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(1)	—	—
										410	405	0.1	410
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(h)	9.86%				12/2029	$5,474	$5,405	1.1%	$5,474
Envernus, Inc.	One stop	SF +	5.50%	(h)	9.86%				12/2029	13	8	—	13
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	—
										5,487	5,411	1.1	5,487
Paper & Forest Products
Messenger, LLC^	One stop	SF +	5.25%	(i)	9.73%				12/2027	577	574	0.1	577
Messenger, LLC^	One stop	SF +	5.25%	(h)	9.71%				12/2027	174	173	0.1	174
Messenger, LLC	One stop	SF +	5.25%	(i)	9.73%				12/2027	87	87	—	87
Messenger, LLC	One stop	SF +	5.25%		N/A(6)				12/2027	—	—	—	—
Messenger, LLC(5)(8)(9)	One stop	SN +	5.25%		N/A(6)				12/2027	—	(1)	—	—
Messenger, LLC^(8)(9)	One stop	SN +	5.25%	(f)	0.1005				12/2027	981	975	0.2	981
Messenger, LLC^	One stop	SF +	5.25%	(i)	0.0973				12/2027	589	584	0.1	589
										2,408	2,392	0.5	2,408
Pharmaceuticals
Caerus Midco 3 S.A.R.L.^(8)(14)	One stop	SF +	5.00%	(i)	9.33%				05/2029	778	769	0.2	778
Caerus Midco 3 S.A.R.L.^(8)(14)	One stop	SF +	5.00%	(i)	9.33%				05/2029	139	137	—	139
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(i)(j)	9.40%				05/2029	119	117	—	119
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(h)	9.34%				05/2029	7	6	—	7
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(i)(j)	9.40%				05/2029	20	20	—	20
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(h)	9.86%				10/2028	588	581	0.1	588
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(h)	9.86%				10/2028	197	195	—	197
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.50%	(h)	9.86%				10/2028	164	160	—	164
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(h)	9.86%				10/2027	14	13	—	14
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.50%	(h)	9.86%				10/2028	249	246	0.1	249
Cobalt Buyer Sub, Inc.(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(3)	—	—
Creek Parent, Inc.^	One stop	SF +	5.25%	(i)	9.63%				12/2031	7,169	7,044	1.5	7,044
Creek Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(18)	—	(18)
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.45%	cash/	1.13%	PIK	08/2028	1,421	1,549	0.3	1,367
Spark Bidco Limited^(8)(9)(10)	Senior secured	SN +	6.00%	(f)	10.70%				08/2028	619	594	0.2	619
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(i)	10.33%				08/2028	475	469	0.1	475
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.45%	cash/	1.13%	PIK	08/2028	173	156	—	166
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.45%	cash/	1.13%	PIK	08/2028	151	146	—	145
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	4.88%		N/A(6)				02/2028	—	(1)	—	(3)
										12,283	12,180	2.5	12,070
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(i)	10.50%				05/2029	547	541	0.1	553
ALKU Intermediate Holdings, LLC^	One stop	SF +	5.50%	(i)	9.75%				05/2029	60	59	—	60
bswift, LLC^	One stop	SF +	6.38%	(i)	11.05%				11/2028	460	451	0.1	467
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(j)	9.28%				10/2027	302	300	0.1	302
Citrin Cooperman Advisors LLC^	One stop	SF +	5.00%	(j)	9.28%				10/2027	131	128	—	131
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(j)	9.28%				10/2027	39	38	—	39
Citrin Cooperman Advisors LLC^	One stop	SF +	5.25%	(j)	9.63%				10/2027	21	21	—	21
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(j)	9.66%				10/2027	121	120	—	121
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(i)	9.50%				09/2028	326	322	0.1	326
DISA Holdings Corp.(25)	Subordinated debt	SF +	8.50%	(i)	10.99%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.50%				09/2028	37	36	—	37
DISA Holdings Corp.	One stop	SF +	5.00%	(i)	9.50%				09/2028	46	45	—	46
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	—
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(i)	9.50%				09/2028	493	486	0.1	493
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.40%				09/2028	43	40	—	43
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(6)	—	—
Eclipse Buyer, Inc.^	One stop	SF +	4.75%	(h)	9.26%				09/2031	1,264	1,252	0.3	1,264
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Eliassen Group, LLC^	One stop	SF +	5.75%	(i)	10.08%				04/2028	$74	$73	—%	$72
Eliassen Group, LLC	One stop	SF +	5.75%	(i)	10.30%				04/2028	15	15	—	15
Filevine, Inc.^(25)	One stop	SF +	6.50%	(i)	8.76%	cash/	2.50%	PIK	04/2027	310	306	0.1	314
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC^	One stop	SF +	5.00%	(i)	9.57%				09/2028	684	675	0.2	684
IG Investments Holdings, LLC	One stop	SF +	5.00%		N/A(6)				09/2028	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.50%	(i)	10.24%				11/2028	3,195	3,182	0.6	3,099
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.50%	(i)	9.98%				11/2028	173	172	—	166
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.50%	(i)	9.98%				11/2028	234	233	0.1	227
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(j)	9.49%				12/2028	940	935	0.2	935
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(i)	9.08%				12/2028	132	131	—	131
Procure Acquireco, Inc.	One stop	SF +	4.75%		N/A(6)				12/2028	—	—	—	—
Procure Acquireco, Inc.(5)	One stop	SF +	0.0475		N/A(6)				12/2028	—	(4)	—	(4)
Varicent Intermediate Holdings Corporation^(25)	One stop	SF +	0.06	(i)	0.0708	cash/	3.25%	PIK	08/2031	5,116	5,045	1.0	5,116
Varicent Intermediate Holdings Corporation(5)	One stop	SF +	0.055		N/A(6)				08/2031	—	(9)	—	—
Varicent Intermediate Holdings Corporation(5)	One stop	SF +	0.06		N/A(6)				08/2031	—	(8)	—	—
										14,815	14,627	3.0	14,710
Software
Anaplan, Inc.^	One stop	SF +	5.25%	(i)	9.58%				06/2029	8,552	8,497	1.8	8,552
Anaplan, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2028	—	(1)	—	—
Anaplan, Inc.^	One stop	SF +	5.25%	(i)	9.58%				06/2029	167	166	—	167
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%				06/2029	640	613	0.1	640
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%				06/2029	334	311	0.1	334
Arrow Buyer, Inc.^	One stop	SF +	5.75%	(i)	10.08%				07/2030	2,027	1,987	0.4	2,027
Arrow Buyer, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(5)	—	—
Arrow Buyer, Inc.	One stop	SF +	5.75%	(i)	10.08%				07/2030	133	132	—	133
Artifact Bidco, Inc.(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(1)	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(1)	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.50%	(i)	8.83%				05/2031	453	449	0.1	453
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.59%	cash/	3.25%	PIK	07/2027	432	430	0.1	432
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.59%	cash/	3.25%	PIK	07/2027	91	90	—	91
Auvik Networks Inc.(8)(11)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.59%	cash/	3.25%	PIK	07/2027	73	72	—	73
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.50%	(h)	10.86%				03/2031	839	828	0.2	839
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(h)	10.86%				03/2031	1,907	1,881	0.4	1,907
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(4)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(2)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(2)	—	—
Baxter Planning Systems, LLC^(25)	One stop	SF +	6.25%	(i)(j)	7.30%	cash/	3.38%	PIK	05/2031	1,245	1,237	0.3	1,245
Bayshore Intermediate #2, L.P.(5)	One stop	SF +	5.75%		N/A(6)				10/2027	—	(18)	—	(19)
Bayshore Intermediate #2, L.P.^(25)	One stop	SF +	6.25%	(i)	7.39%	cash/	3.38%	PIK	10/2028	4,800	4,760	1.0	4,753
BestPass, Inc.^	One stop	SF +	5.25%	(h)	9.61%				08/2031	6,247	6,218	1.3	6,247
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(3)	—	—
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(4)	—	—
Bloomerang, LLC^	One stop	SF +	6.00%	(i)	10.33%				12/2029	4,643	4,604	1.0	4,643
Bloomerang, LLC	One stop	SF +	6.00%	(i)	10.52%				12/2029	78	69	—	78
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(12)	—	—
Bonterra LLC^(25)	One stop	SF +	7.75%	(i)	12.08%	PIK			09/2027	5,153	5,108	1.1	5,153
Bonterra LLC^	One stop	SF +	7.00%	(i)	11.33%				09/2027	3,591	3,567	0.8	3,591
Bonterra LLC	One stop	SF +	7.00%	(i)	11.33%				09/2027	128	127	0.1	128
Bonterra LLC^	One stop	SF +	7.00%	(i)	11.43%				09/2027	682	672	0.2	682
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bottomline Technologies, Inc.^	One stop	SF +	5.25%	(h)	9.61%				05/2029	$1,532	$1,513	0.3%	$1,532
Bottomline Technologies, Inc.^	One stop	SF +	5.75%	(h)	10.11%				05/2029	275	271	0.1	276
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(1)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(i)	10.62%				01/2029	507	496	0.1	507
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(i)	10.62%				01/2029	134	131	—	134
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(12)	One stop	SF +	6.00%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(12)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%				08/2030	641	641	0.1	641
Camelia Bidco Limited^(8)(9)(10)	One stop	A +	5.25%	(e)	9.69%				08/2030	39	40	—	39
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	9.95%				08/2030	91	87	—	91
Camelia Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(5)	—	—
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(6)	—	—
CB Buyer, Inc.^	One stop	SF +	5.25%	(h)	9.61%				07/2031	5,293	5,244	1.1	5,293
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(7)	—	—
Coupa Holdings, LLC^	One stop	SF +	5.50%	(i)	10.09%				02/2030	3,063	3,000	0.6	3,063
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2030	—	(3)	—	—
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(h)	11.11%				11/2030	11,639	11,493	2.4	11,639
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(15)	—	—
Daxko Acquisition Corporation^	One stop	SF +	5.00%	(h)	9.36%				10/2028	1,526	1,518	0.3	1,526
Daxko Acquisition Corporation	One stop	SF +	5.00%	(h)	9.36%				10/2028	129	128	—	129
Daxko Acquisition Corporation(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(3)	—	—
Daxko Acquisition Corporation	One stop	SF +	5.00%	(h)	9.36%				10/2028	8	8	—	8
Daxko Acquisition Corporation	One stop	SF +	5.00%	(h)	9.37%				10/2028	23	20	—	23
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	5.75%	(f)	10.45%				08/2030	1,011	1,001	0.2	1,013
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.75%	(c)	8.43%				08/2030	243	250	—	243
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.25%	(c)	7.93%				08/2030	1,679	1,697	0.3	1,679
Denali Bidco Limited(8)(9)(10)	One stop	E +	5.75%	(c)	8.43%				08/2030	339	341	0.1	341
Denali Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(16)	—	—
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.08%				09/2030	5,463	5,325	1.1	5,463
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(15)	—	—
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.08%				09/2030	396	392	0.1	396
Gainsight, Inc.	One stop	SF +	6.00%	(i)	10.66%				07/2027	761	757	0.2	761
Gainsight, Inc.	One stop	SF +	6.00%	(i)	10.66%				07/2027	64	63	—	64
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.88%	(i)	6.90%	cash/	4.30%	PIK	07/2029	1,841	1,820	0.4	1,841
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.88%	(i)	6.90%	cash/	4.30%	PIK	07/2029	1,204	1,188	0.2	1,204
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.88%	(i)	6.90%	cash/	4.30%	PIK	07/2029	220	219	—	220
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(1)	—	—
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(8)	—	2
GTY Technology Holdings, Inc.^(25)	One stop	SF +	7.13%	(i)	7.23%	cash/	4.45%	PIK	07/2029	291	289	0.1	292
Gurobi Optimization, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(4)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.75%	(h)(i)	9.05%				09/2031	4,573	4,530	0.9	4,573
Hornet Security Holding GMBH^(8)(9)(19)(25)	One stop	E +	7.00%	(d)	5.91%	cash/	4.50%	PIK	02/2031	2,333	2,410	0.5	2,333
Hornet Security Holding GMBH^(8)(9)(19)(25)	One stop	E +	7.00%	(c)(d)	5.91%	cash/	4.50%	PIK	02/2031	1,555	1,606	0.3	1,555
Hornet Security Holding GMBH(8)(9)(19)	One stop	E +	6.50%		N/A(6)				08/2030	—	—	—	—
Hornet Security Holding GMBH(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				02/2031	—	(9)	—	—
Hyland Software, Inc.^	One stop	SF +	6.00%	(h)	10.36%				09/2030	13,225	13,063	2.7	13,225
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.^	One stop	SF +	6.50%	(h)	10.86%				01/2030	7,751	7,621	1.6	7,751
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(12)	—	—
ICIMS, Inc.^(25)	One stop	SF +	5.75%	(i)	10.38%				08/2028	14,550	14,412	2.8	13,895
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ICIMS, Inc.	One stop	SF +	5.75%	(i)	10.34%				08/2028	$57	$54	—%	$44
IQN Holding Corp. ^	One stop	SF +	5.25%	(i)	9.76%				05/2029	924	918	0.2	924
IQN Holding Corp.	One stop	SF +	5.25%	(i)	9.77%				05/2028	27	27	—	27
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(j)	7.78%	cash/	3.50%	PIK	07/2028	1,060	1,055	0.2	1,060
Island Bidco AB(8)(9)(16)(25)	One stop	E +	7.25%	(c)(d)	2.58%	cash/	7.25%	PIK	07/2028	381	385	0.1	381
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(i)(j)	7.78%	cash/	3.50%	PIK	07/2028	181	180	—	181
Island Bidco AB(8)(16)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(8)(9)(16)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
Kaseya Inc.^	One stop	SF +	5.50%	(i)	10.09%				06/2029	4,253	4,213	0.9	4,253
Kaseya Inc.	One stop	SF +	5.50%	(i)	9.83%				06/2029	41	40	—	41
Kaseya Inc.	One stop	SF +	5.50%	(i)	10.09%				06/2029	16	14	—	16
Kaseya Inc.	One stop	SF +	5.50%	(i)	10.09%				06/2029	49	47	—	49
LeadsOnline, LLC^	One stop	SF +	4.75%	(i)	9.34%				02/2028	2,051	2,011	0.4	2,051
LeadsOnline, LLC^	One stop	SF +	4.75%	(i)	9.34%				02/2028	362	355	0.1	362
LeadsOnline, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC^	One stop	SF +	4.75%	(i)	9.08%				02/2028	203	202	—	203
Lighthouse Bidco GMBH(8)(9)(19)	One stop	E +	5.00%		N/A(6)				06/2031	—	—	—	—
Lighthouse Bidco GMBH^(8)(9)(19)	One stop	E +	5.00%	(c)	7.83%				12/2031	436	436	0.1	431
Lighthouse Bidco GMBH(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)				12/2031	—	(3)	—	(3)
LogicMonitor, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(4)	—	(4)
LogicMonitor, Inc.^	One stop	SF +	5.50%	(i)	9.99%				11/2031	5,031	5,000	1.0	4,999
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(15)	One stop	E +	5.50%	(c)	8.49%				11/2030	44	40	—	40
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.50%	(c)	8.49%				11/2031	1,426	1,433	0.3	1,404
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(15)	One stop	E +	5.50%	(c)	8.49%				11/2031	12	8	—	9
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(15)	One stop	SF +	5.50%	(i)	10.02%				11/2031	1,031	1,016	0.2	1,016
Ministry Brands Holdings LLC^	One stop	SF +	5.50%	(h)	9.96%				12/2028	1,172	1,165	0.2	1,149
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(h)	9.96%				12/2028	337	335	0.1	330
Ministry Brands Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	(1)	—	(2)
Navex TopCo, Inc.^	One stop	SF +	5.50%	(h)	9.88%				11/2030	11,007	10,822	2.2	11,007
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(15)	—	—
Naviga Inc.(7)	Senior secured	SF +	7.00%	(h)	11.57%				04/2025	6	6	—	3
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(5)(8)(9)(12)	One stop	E +	5.75%		N/A(6)				11/2029	—	(8)	—	—
Panzura, LLC(25)	One stop	N/A			4.00%	cash/	13.00%	PIK	08/2027	61	57	—	54
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	3,217	3,319	0.6	3,193
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	220	225	—	219
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	995	1,016	0.2	988
Pineapple German Bidco GMBH(8)(9)(19)	One stop	E +	5.50%	(c)	8.34%				01/2031	115	111	—	107
Pineapple German Bidco GMBH(8)(19)	One stop	SF +	3.25%	(i)	7.64%				01/2031	369	366	0.1	362
Pineapple German Bidco GMBH(8)(19)	One stop	SF +	3.25%	(i)	7.64%				01/2031	245	239	—	243
PING Identity Holding Corp.^	One stop	SF +	4.75%	(i)	9.08%				10/2029	907	895	0.2	907
PING Identity Holding Corp.(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(i)	11.01%				09/2028	239	238	—	239
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(i)	11.01%				09/2028	146	144	—	146
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(i)	11.01%				09/2028	48	48	—	48
ProcessUnity Holdings, LLC	One stop	SF +	6.50%		N/A(6)				09/2028	—	—	—	—
ProcessUnity Holdings, LLC^	One stop	SF +	6.75%	(i)	11.10%				09/2028	400	398	0.1	400
QAD, Inc.^	One stop	SF +	4.75%	(h)	9.11%				11/2027	3,827	3,809	0.8	3,827
QAD, Inc.(5)	One stop	SF +	4.75%		N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.76%				06/2029	2,391	2,376	0.5	2,391
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.79%				06/2029	3,277	3,250	0.7	3,277
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.77%				06/2029	18	18	—	18
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	$—	$(22)	—%	$—
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.30%	(f)	8.20%	cash/	2.80%	PIK	07/2029	727	680	0.1	712
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	6.30%	(g)	7.81%	cash/	2.80%	PIK	07/2029	137	136	—	135
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.30%	(f)	8.20%	cash/	2.80%	PIK	07/2029	53	50	—	52
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	7.30%	(f)	8.70%	cash/	3.30%	PIK	07/2029	1,851	1,802	0.4	1,851
Riskonnect Parent, LLC^	One stop	SF +	5.00%	(i)	9.48%				12/2028	4,137	4,114	0.8	4,044
Riskonnect Parent, LLC(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(2)	—	(7)
Riskonnect Parent, LLC	One stop	SF +	5.00%	(i)	9.48%				12/2028	102	101	—	100
Riskonnect Parent, LLC^	One stop	SF +	5.25%	(i)	9.58%				12/2028	3,340	3,308	0.7	3,273
Riskonnect Parent, LLC^	One stop	SF +	5.25%	(i)	9.58%				12/2028	2,349	2,325	0.5	2,302
Riskonnect Parent, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(1)	—	(3)
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.00%	(i)	10.52%				08/2029	11,372	11,143	2.3	11,372
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(4)	—	—
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	5.50%	(c)	8.68%				07/2029	1,770	1,700	0.4	1,770
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.75%	(c)	8.97%				07/2029	145	146	—	145
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.75%	(c)	9.00%				07/2029	910	939	0.2	911
Templafy APS and Templafy, LLC^(8)(18)	One stop	SF +	6.00%	(h)	10.46%				07/2028	554	545	0.1	554
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(h)	9.36%				05/2031	217	206	—	217
Togetherwork Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(7)	—	—
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	9.36%				05/2031	8,662	8,594	1.8	8,662
Transform Bidco Limited(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(6)	—	—
Transform Bidco Limited(8)(10)	One stop	SF +	7.00%	(h)	11.52%				06/2030	158	152	—	158
Transform Bidco Limited^(8)(10)	One stop	SF +	7.00%	(i)	11.58%				01/2031	3,562	3,516	0.7	3,562
Transform Bidco Limited(8)(9)(10)	One stop	A +	7.00%	(e)	11.44%				01/2031	259	271	0.1	259
Transform Bidco Limited(8)(9)(10)	One stop	SN +	7.00%	(f)	11.70%				01/2031	41	41	—	41
Vantage Bidco GMBH(8)(9)(19)(25)	One stop	E +	6.25%	(c)	5.85%	cash/	3.13%	PIK	04/2031	2,456	2,498	0.5	2,431
Vantage Bidco GMBH(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				10/2030	—	(6)	—	(4)
Varinem German Midco GMBH^(8)(9)(19)	One stop	E +	5.75%	(d)	8.58%				07/2031	2,037	2,126	0.4	2,037
Varinem German Midco GMBH(8)(9)(19)	One stop	E +	5.75%		N/A(6)				07/2031	—	—	—	—
Vendavo, Inc.	One stop	SF +	5.75%	(i)	10.29%				09/2027	1,086	1,081	0.2	1,031
Vendavo, Inc.	One stop	SF +	5.75%	(i)(j)	10.17%				09/2027	247	246	—	230
Vendavo, Inc.^	One stop	SF +	5.75%	(i)	10.28%				09/2027	87	87	—	83
Viper Bidco, Inc.^(8)(9)	One stop	SN +	5.00%	(f)	9.70%				11/2031	1,346	1,347	0.3	1,339
Viper Bidco, Inc.^	One stop	SF +	5.00%	(i)	9.52%				11/2031	2,937	2,922	0.6	2,922
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(1)	—	(1)
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(2)	—	(2)
WebPT, Inc.	One stop	SF +	6.25%	(i)	10.86%				01/2028	35	35	—	34
Zendesk, Inc.^	One stop	SF +	5.00%	(i)	9.33%				11/2028	9,427	9,308	1.9	9,427
Zendesk, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(15)	—	—
										231,200	228,819	46.7	229,927
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.25%	(j)	9.75%				02/2028	874	864	0.2	874
Ave Holdings III, Corp^	One stop	SF +	5.25%	(j)	9.75%				02/2028	652	648	0.2	652
Ave Holdings III, Corp	One stop	SF +	5.25%	(j)	9.75%				02/2028	86	85	—	86
Ave Holdings III, Corp(5)	One stop	SF +	5.25%		N/A(6)				02/2028	—	(1)	—	—
Biscuit Parent, LLC^	One stop	SF +	4.75%	(i)	9.08%				02/2031	6,053	6,012	1.2	5,992
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(12)	—	(18)
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(i)	9.33%				10/2029	11,215	11,126	2.3	11,215
CVP Holdco, Inc.(5)	One stop	SF +	7.25%		N/A(6)				06/2030	—	(4)	—	—
CVP Holdco, Inc.^	One stop	SF +	4.75%	(h)	9.11%				06/2031	4,020	3,983	0.8	4,020
CVP Holdco, Inc.(5)	One stop	SF +	7.25%		N/A(6)				06/2031	—	(5)	—	—
Metal Supermarkets US Buyer, LLC^(8)(11)	One stop	SF +	4.75%	(i)	9.08%				12/2030	1,103	1,097	0.2	1,097
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Metal Supermarkets US Buyer, LLC(8)(11)	One stop	SF +	4.75%	(i)	9.08%				12/2030	$13	$12	—%	$12
PetVet Care Centers LLC^	One stop	SF +	6.00%	(h)	10.36%				11/2030	4,428	4,354	0.9	4,207
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(11)	—	(28)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(5)	—	—
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(i)	10.26%				08/2029	14,352	14,184	2.9	14,352
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	2,563	2,530	0.5	2,563
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	592	588	0.1	592
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	109	108	—	109
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	107	100	—	107
PPV Intermediate Holdings, LLC(25)	One stop	N/A			14.75%	PIK			08/2030	61	60	—	62
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(5)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%		N/A(6)				08/2029	—	—	—	—
Radiance Borrower, LLC	One stop	SF +	5.25%	(h)	9.61%				06/2031	122	117	—	122
Radiance Borrower, LLC^(25)	One stop	SF +	5.75%	(h)	7.36%	cash/	2.75%	PIK	06/2031	6,435	6,391	1.3	6,435
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	4,674	4,635	1.0	4,674
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	311	309	0.1	311
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	305	303	0.1	305
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	242	240	—	242
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	257	254	0.1	257
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	67	64	—	67
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	101	100	—	101
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	76	76	—	76
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	71	70	—	71
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	18	16	—	18
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	20	15	—	20
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(7)	—	—
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	138	137	—	138
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	136	135	—	136
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	93	93	—	93
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	13	13	—	13
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	480	477	0.1	480
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	71	65	—	71
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.33%	PIK			09/2029	50	49	—	50
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.08%				08/2028	151	150	—	151
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(8)	One stop	SF +	5.25%	(i)	9.58%				12/2029	1,069	1,054	0.2	1,069
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(8)	One stop	SF +	5.25%	(i)	9.58%				12/2028	254	251	0.1	254
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)(8)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(2)	—	—
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(8)(9)	One stop	CA +	5.25%	(k)	8.42%				12/2029	2,307	2,399	0.5	2,307
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(8)(9)	One stop	CA +	5.25%	(k)	8.42%				12/2028	13	13	—	13
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	6.00%	(h)	10.47%				04/2028	196	193	—	192
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	6.00%	(h)	10.47%				04/2028	452	439	0.1	443
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	6.00%	(h)	10.47%				04/2028	172	171	—	169
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	6.00%	(h)	10.47%				04/2028	8	8	—	7
										64,530	63,936	12.9	64,179
Water Utilities
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(h)(j)	9.43%				07/2031	554	549	0.1	554
Vessco Midco Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(1)	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(j)	9.04%				07/2031	49	48	—	49
										603	596	0.1	603

Total debt investments										750,817	742,535	151.6	745,955
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		02/2023	N/A	21	$207	—%	$181

Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A		11/2024	N/A	412	412	0.1	412

Automobiles
CAP-KSI Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	192	—	—	9
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	192	192	0.1	200
CG Group Holdings, LLC	LP units	N/A	N/A		07/2021	N/A	—	51	—	39
Go Car Wash Parent, Corp.(24)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	363	0.1	361
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		04/2022	N/A	—	166	—	—
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		07/2022	N/A	1	81	—	105
POY Holdings, LLC	LLC units	N/A	N/A		11/2022	N/A	41	20	—	88
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	125	125	—	140
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	25	25	—	27
Yorkshire Parent, Inc.	LP units	N/A	N/A		12/2023	N/A	—	45	—	51
								1,068	0.2	1,020
Auto Components
Arnott, LLC	LP units	N/A	N/A		12/2024	N/A	—	33	—	33

Building Products
BECO Holding Company, Inc.(24)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	15	1,958	0.5	2,133
BECO Holding Company, Inc.	LP interest	N/A	N/A		11/2021	N/A	1	103	—	99
								2,061	0.5	2,232
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		10/2021	N/A	36	36	—	48
FR Vision Holdings, Inc.	LP units	N/A	N/A		01/2024	N/A	—	38	—	49
Radwell Parent, LLC	LP units	N/A	N/A		03/2022	N/A	1	105	—	109
								179	—	206
Containers & Packaging
Chase Intermediate	LP units	N/A	N/A		04/2022	N/A	19	10	—	32

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A		05/2024	N/A	32	81	—	131
DP Flores Holdings, LLC	LLC units	N/A	N/A		09/2022	N/A	93	74	—	115
EMS LINQ, LLC	LP interest	N/A	N/A		12/2021	N/A	33	33	—	33
HS Spa Holdings, Inc.	Common stock	N/A	N/A		05/2022	N/A	31	31	—	31
NSG Buyer, Inc. (8)	LP units	N/A	N/A		11/2022	N/A	1	588	0.2	859
Virginia Green Acquisition, LLC	LP units	N/A	N/A		12/2023	N/A	33	33	—	38
								840	0.2	1,207
Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A		12/2024	N/A	47	47	—	47

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		07/2021	N/A	—	$34	—%	$15
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		09/2022	N/A	—	1	—	2
								35	—	17
Healthcare Providers & Services
Suveto Buyer, LLC	Common stock	N/A	N/A		11/2021	N/A	—	35	—	23

Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A		05/2024	N/A	137	137	—	143

Hotels, Restaurants & Leisure
Harri US LLC	Preferred stock	N/A	N/A		10/2023	N/A	4	50	—	66
Harri US LLC	LLC units	N/A	N/A		02/2022	N/A	5	43	—	36
Harri US LLC	Preferred stock	N/A	N/A		10/2021	N/A	5	30	—	29
Harri US LLC	Warrant	N/A	N/A		10/2021	N/A	2	7	—	10
Harri US LLC	Warrant	N/A	N/A		03/2024	N/A	5	—	—	68
PB Group Holdings, LLC	LP units	N/A	N/A		08/2024	N/A	34	78	0.1	87
								208	0.1	296
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		11/2023	N/A	2	34	—	34

IT Services
Critical Start, Inc.	Common stock	N/A	N/A		05/2022	N/A	17	17	—	9
Kentik Technologies, Inc.	Preferred stock	N/A	N/A		09/2021	N/A	33	189	—	189
Kentik Technologies, Inc.	Warrant	N/A	N/A		11/2024	N/A	—	3	—	3
Netwrix Corporation	LLC units	N/A	N/A		06/2022	N/A	4	8	—	10
								217	—	211
Leisure Products
Movement Holdings, LLC	LLC units	N/A	N/A		03/2024	N/A	—	144	—	119

Life Sciences Tools & Services
Celerion Buyer, Inc.(24)	LP units	N/A	N/A		11/2022	N/A	275	230	—	188
Celerion Buyer, Inc.	LP units	N/A	N/A		11/2022	N/A	275	—	0.1	280
PAS Parent Inc.	LP interest	N/A	N/A		12/2021	N/A	1	82	—	94
PAS Parent Inc.	Preferred stock	N/A	N/A		03/2023	N/A	—	12	—	17
Reaction Biology Corporation	LLC units	N/A	N/A		03/2022	N/A	—	38	—	—
								362	0.1	579
Paper & Forest Products
Messenger, LLC	LLC units	N/A	N/A		12/2021	N/A	1	99	—	90
Messenger, LLC	LLC units	N/A	N/A		12/2021	N/A	—	—	—	—
								99	—	90
Pharmaceuticals
Cobalt Buyer Sub, Inc.(24)	Preferred stock	N/A	13.75%	Non-Cash	10/2021	N/A	—	694	0.2	769
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A		10/2021	N/A	—	10	—	12
Cobalt Buyer Sub, Inc.	Common stock	N/A	N/A		10/2021	N/A	—	—	—	—
Creek Parent, Inc.	LP interest	N/A	N/A		12/2024	N/A	318	318	0.1	318
								1,022	0.3	1,099
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	$515	0.1%	$525
Enboarder, Inc.(8)(13)	Preferred stock	N/A			N/A		01/2022	N/A	3	32	—	21
Filevine, Inc.	Preferred stock	N/A			N/A		04/2022	N/A	36	231	0.1	440
Filevine, Inc.	Preferred stock	N/A			N/A		05/2024	N/A	2	15	—	26
Filevine, Inc.	Warrant	N/A			N/A		04/2022	N/A	5	8	—	55
Procure Acquireco, Inc.	LP interest	N/A			N/A		12/2021	N/A	—	42	—	61
										843	0.2	1,128
Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	336	336	0.1	544
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		07/2021	N/A	2	16	—	25
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		02/2023	N/A	—	2	—	3
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		10/2021	N/A	243	243	0.1	306
CB Buyer, Inc.	LP units	N/A			N/A		07/2024	N/A	77	77	—	99
Cynet Security Ltd.(8)(17)	Preferred stock	N/A			N/A		08/2022	N/A	13	46	—	63
Denali Bidco Limited(8)(10)	LP interest	N/A			N/A		08/2023	N/A	35	46	—	69
GTY Technology Holdings, Inc.	LP units	N/A			N/A		07/2022	N/A	26	26	—	57
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	63	—	72
Kaseya Inc.(24)	Preferred stock	SF +	10.75%	(i)	15.08%	Non-Cash	06/2022	N/A	2	2,480	0.6	2,592
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	46	46	—	53
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	250
Ministry Brands Holdings LLC	LP interest	N/A			N/A		12/2021	N/A	46	47	—	41
Onit, Inc.(24)	Preferred stock	N/A			15.00%	Non-Cash	02/2023	N/A	—	58	—	67
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	6	—	9
Panzura, LLC	LLC units	N/A			N/A		09/2023	N/A	1	4	—	1
QAD, Inc.(24)	Preferred stock	N/A			9.00%	Non-Cash	11/2021	N/A	—	113	—	119
QAD, Inc.	Common stock	N/A			N/A		11/2021	N/A	7	—	—	—
Riskonnect Parent, LLC(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	1	1,278	0.3	1,250
Riskonnect Parent, LLC(24)	Preferred stock	SF +	10.50%	(i)	14.83%	Non-Cash	07/2022	N/A	1	864	0.2	901
Riskonnect Parent, LLC	LP interest	N/A			N/A		11/2021	N/A	52	52	—	59
Riskonnect Parent, LLC(24)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	52	—	54
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	12
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	91	399	0.1	418
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	21	211	0.1	207
										6,723	1.6	7,271
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp(24)	Preferred stock	N/A	11.50%	Non-Cash	02/2022	N/A	1	$1,267	0.3%	$1,231
Ave Holdings III, Corp	LP units	N/A	N/A		02/2022	N/A	—	127	—	39
Metal Supermarkets US Buyer, LLC(8)(11)	LLC units	N/A	N/A		12/2024	N/A	—	—	—	—
Metal Supermarkets US Buyer, LLC(8)(11)	Preferred stock	N/A	N/A		12/2024	N/A	—	33	—	33
Salon Lofts Group, LLC	LP units	N/A	N/A		08/2022	N/A	—	116	—	88
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		04/2022	N/A	—	5	—	4
								1,548	0.3	1,395

Total equity investments								16,264	3.6	17,775

Total investments								758,799	155.2	763,730

Money market funds (included in cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.4%	(26)				$7,915	1.6%	$7,915
Total money market funds								7,915	1.6	7,915
Total investments and money market funds								$766,714	156.8%	$771,645
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2024
(Dollar and share amounts in thousands)

^	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in “Note 7. Borrowings”).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Australian Interbank Rate (‘‘AUD” or ‘‘A”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2024, as the loan could have priced or repriced based on an index rate prior to December 31, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of December 31, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.85% as of December 31, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.71% as of December 31, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.57% as of December 31, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.42% as of December 31, 2024.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.70% as of December 31, 2024.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.49% as of December 31, 2024.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.33% as of December 31, 2024.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 4.31% as of December 31, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 4.25% as of December 31, 2024.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 3.15% as of December 31, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2024.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investment were valued using significant unobservable inputs, unless otherwise noted. See “Note 6. Fair Value Measurements”.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of December 31, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of December 31, 2024, meaning that the Company has ceased recognizing interest income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, total non-qualifying assets at fair value represented 9.2% of the Company’s total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See “Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation”.
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
(21)The headquarters of this portfolio company is located in Jersey.
(22)Equity investments are non-income producing securities, unless otherwise noted.
(23)Ownership of certain equity investments occurs through a holding company or partnership.
(24)The Company holds an equity investment that is income producing.
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2024.
(26)The rate shown is the annualized seven-day yield as of December 31, 2024.
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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

#	Denotes that all or a portion of the investment collateralizes the PNC Facility (as defined in “Note 7. Borrowings”).
^	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in “Note 7. Borrowings”).
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
(4)The fair values of investment were valued using significant unobservable inputs, unless otherwise noted. See “Note 6. Fair Value Measurements”.
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
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See “Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation”.
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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1. Organization

Golub Capital Direct Lending Corporation (“GDLC” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on June 30, 2021. On July 1, 2021, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GDLC's common stock in private placements. In addition, for U.S. federal income tax purposes, GDLC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Valuation Designee will continue to refine its valuation methodologies. See further description of fair value methodology in “Note 6. Fair Value Measurements”.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended December 31, 2024 and 2023, the Company received Loan Origination Fees that were capitalized of $939 and $3,041, respectively. For the three months ended December 31, 2024 and 2023, interest income included $527 and $371, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2024 and 2023, investment income included $1,276 and $945, respectively, of PIK interest and the Company capitalized PIK interest of $1,276 and $898, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended December 31, 2024, fee income included no non-recurring prepayment premiums. For the three months ended December 31, 2023, fee income included $3 from non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three months ended December 31, 2024 and 2023, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $19,154 and $6,840, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2024 and 2023, the Company recognized PIK and non-cash dividend income of $334 and $261, respectively, which was capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2024 and 2023, the Company received no cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2024, the Company recorded dividend income received in cash of $42, and return of capital distributions received in cash of $64. For the three months ended December 31, 2023, the Company did not record any dividend income received in cash and recorded return of capital distributions received in cash of $97.

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

Non-accrual loans: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of December 31, 2024 and September 30, 2024, was $1,955 and $2,264, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2024, the Company did not record any U.S. federal excise tax expense. For the three months ended December 31, 2023, $75 was recorded for U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2024. The Company’s tax returns for 2021 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2024 and September 30, 2024, the Company had deferred debt issuance costs of $2,316 and $1,933, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2024 and 2023 was $339 and $172, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three months ended December 31, 2024, there was no amortization of deferred offering costs. For the three months ended December 31, 2023, the Company amortized $32 of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

Recent accounting updates: In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU No. 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07.

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

As of December 31, 2024 and September 30, 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2024		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$542,551	$488,376	$512,551	$457,911

As of December 31, 2024 and September 30, 2024, the ratio of total contributed capital to total capital subscriptions was 90.0% and 89.3%, respectively, and the Company had uncalled capital commitments of $54,175 and $54,640, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLC common stock issued for the three months ended December 31, 2024 and 2023:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for three months ended December 31, 2023
Issuance of shares	10/27/23	1,396,651.533	$15.00	$20,950
Issuance of shares	11/28/23	1,396,651.533	15.00	20,950
Issuance of shares	12/29/23	3,015,877.266	15.00	45,238
Shares issued for capital drawdowns		5,809,180.332		$87,138

Shares issued for three months ended December 31, 2024
Issuance of shares	12/17/24	2,031,000.000	$15.00	$30,465
Shares issued for capital drawdowns		2,031,000.000		$30,465
Issuance of shares	12/18/24	776.116	$15.00	$11
Shares issued through DRIP		776.116		$11

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The base management fee incurred for the three months ended December 31, 2024 and 2023 were $1,840 and $998, respectively, and the base management fees irrevocably waived by the Investment Adviser were $0 and $332, respectively.

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

For the three months ended December 31, 2024 and 2023, the Income Incentive Fee incurred was $1,215 and $838, respectively.

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

For the three months ended December 31, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of both December 31, 2024 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2024.

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

For the three months ended December 31, 2024, the Company accrued a capital gain incentive fee under GAAP of $51. For the three months ended December 31, 2023, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Consolidated Statements of Operations. As of December 31, 2024 and September 30, 2024, there was $439 and $389, respectively, of cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 10.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a)‘‘liquidation’’ includes the sale of all or substantially all of the Company’s assets or the acquisition of all or substantially all of the shares of the Company’s common stock in a single or series of related transactions and (b)‘‘adjusted capital’’ means the NAV of the Company calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation.

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

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of December 31, 2024 and September 30, 2024, included in accounts payable and other liabilities is $236 and $211, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of December 31, 2024 and September 30, 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2024 and 2023 were $251 and $225, respectively. As of December 31, 2024 and September 30, 2024, accounts payable and other liabilities included $376 and $251, net of waiver of the reimbursement of operating expenses, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of December 31, 2024, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of December 31, 2024, the Company has issued 6,806,927.360 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102,011 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of December 31, 2024, GDLCF has an aggregate commitment of $300,000. As of December 31, 2024, the Company has issued 16,778,686.988 shares of its common stock to GDLC Feeder Fund L.P. in exchange for aggregate capital contributions totaling $251,575.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2024, permits the Company to borrow a maximum of $70,000 and expires on October 21, 2027. Refer to Note 7 Borrowings for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Investments

Investments as of December 31, 2024 and September 30, 2024 consisted of the following:

	As of December 31, 2024			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$46,643	$46,226	$46,484	$43,122	$42,519	$42,954
One stop	698,757	690,921	694,065	634,349	623,795	629,153
Second lien	4,930	4,903	4,925	1,547	1,527	1,547
Subordinated debt	487	485	481	481	472	467
Equity	N/A	16,264	17,775	N/A	14,772	15,825
Total	$750,817	$758,799	$763,730	$679,499	$683,085	$689,946

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of December 31, 2024			As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$149,885	19.8%		$132,167	19.3%
Midwest	132,416	17.4		113,648	16.6
Northeast	79,352	10.5		76,128	11.1
Southeast	114,912	15.1		108,288	15.9
Southwest	94,921	12.5		92,107	13.5
West	127,088	16.7		106,436	15.6
Canada	1,752	0.2		606	0.1
United Kingdom	24,206	3.2		24,496	3.6
Netherlands	4,206	0.6		4,196	0.6
Australia	32	0.0	*	32	0.0	*
Luxembourg	1,159	0.2		1,013	0.1
Finland	5,282	0.7		2,783	0.4
Sweden	2,567	0.3		2,482	0.4
Israel	46	0.0	*	46	0.0	*
Denmark	553	0.1		552	0.1
Germany	19,857	2.6		17,543	2.6
France	565	0.1		562	0.1
Jersey	—	—		—	—
Total	$758,799	100.0%		$683,085	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2024			As of September 30, 2024
Fair Value:
United States
Mid-Atlantic	$150,873	19.8%		$132,842	19.3%
Midwest	133,895	17.5		115,394	16.7
Northeast	80,262	10.5		76,955	11.2
Southeast	115,978	15.2		108,973	15.8
Southwest	95,667	12.5		92,640	13.4
West	127,549	16.7		106,954	15.5
Canada	1,766	0.2		616	0.1
United Kingdom	24,326	3.2		25,580	3.7
Netherlands	3,824	0.5		3,824	0.6
Australia	21	0.0	*	21	0.0	*
Luxembourg	1,172	0.2		1,017	0.1
Finland	5,295	0.7		3,040	0.4
Sweden	2,589	0.3		2,604	0.4
Israel	63	0.0	*	60	0.0	*
Denmark	566	0.1		565	0.1
Germany	19,343	2.5		18,282	2.6
France	546	0.1		579	0.1
Jersey(1)	(5)	0.0	*	—	—
Total	$763,730	100.0%		$689,946	100.0%

* Represents an amount less than 0.1%
(1) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2024 and September 30, 2024 were as follows:

	As of December 31, 2024		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$7,692	1.0%	$7,700	1.1%
Air Freight & Logistics	4,703	0.6	—	—
Auto Components	10,820	1.4	9,942	1.5
Automobiles	40,864	5.4	36,549	5.4
Banks	2,167	0.3	1,566	0.2
Beverages	5,467	0.7	5,419	0.8
Building Products	5,856	0.8	5,801	0.8
Capital Markets	4,804	0.6	4,813	0.7
Chemicals	3,922	0.5	3,915	0.6
Commercial Services & Supplies	39,470	5.2	38,123	5.6
Construction & Engineering	322	0.0 *	323	0.0	*
Containers & Packaging	6,322	0.8	6,276	0.9
Diversified Consumer Services	51,366	6.8	47,188	6.9
Diversified Financial Services	13,124	1.7	12,080	1.8
Electrical Equipment	2,454	0.3	237	0.0	*
Electronic Equipment, Instruments & Components	2,130	0.3	2,131	0.3
Food & Staples Retailing	455	0.1	456	0.1
Food Products	10,106	1.3	12,215	1.8
Healthcare Equipment & Supplies	9,677	1.3	9,115	1.3
Healthcare Providers & Services	25,083	3.3	21,580	3.2
Healthcare Technology	27,244	3.6	14,374	2.1
Hotels, Restaurants & Leisure	19,984	2.6	19,709	2.9
Industrial Conglomerates	9,322	1.2	4,420	0.6
Insurance	64,242	8.5	47,379	6.9
IT Services	16,625	2.2	16,225	2.4
Leisure Products	7,608	1.0	7,610	1.1
Life Sciences Tools & Services	13,951	1.8	13,153	1.9
Machinery	9,917	1.3	9,733	1.4
Marine	4,501	0.6	4,510	0.7
Media	405	0.1	406	0.1
Oil, Gas & Consumable Fuels	5,411	0.7	5,436	0.8
Paper & Forest Products	2,491	0.3	2,490	0.4
Pharmaceuticals	13,202	1.8	5,789	0.8
Professional Services	15,470	2.1	14,964	2.2
Software	235,542	31.1	227,004	33.2
Specialty Retail	65,484	8.6	63,881	9.4
Water Utilities	596	0.1	573	0.1
Total	$758,799	100.0%	$683,085	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2024		As of September 30, 2024
Fair Value:
Aerospace & Defense	$7,940	1.0%	$7,949	1.1%
Air Freight & Logistics	4,702	0.6	—	—
Auto Components	10,954	1.4	10,081	1.5
Automobiles	41,272	5.4	36,737	5.3
Banks	2,196	0.3	1,596	0.2
Beverages	5,603	0.7	5,510	0.8
Building Products	6,050	0.8	5,974	0.9
Capital Markets	4,859	0.6	4,871	0.7
Chemicals	3,523	0.5	3,518	0.5
Commercial Services & Supplies	39,953	5.2	38,601	5.6
Construction & Engineering	325	0.0 *	325	0.0	*
Containers & Packaging	6,401	0.8	6,299	0.9
Diversified Consumer Services	52,011	6.8	47,660	6.9
Diversified Financial Services	13,265	1.8	12,226	1.8
Electrical Equipment	2,458	0.3	242	0.0	*
Electronic Equipment, Instruments & Components	2,214	0.3	2,220	0.3
Food & Staples Retailing	406	0.1	435	0.1
Food Products	10,175	1.3	12,339	1.8
Healthcare Equipment & Supplies	9,824	1.3	9,214	1.3
Healthcare Providers & Services	24,252	3.2	21,050	3.1
Healthcare Technology	27,369	3.6	14,574	2.1
Hotels, Restaurants & Leisure	20,243	2.7	19,927	2.9
Industrial Conglomerates	9,251	1.2	4,430	0.6
Insurance	64,827	8.5	48,147	7.0
IT Services	16,760	2.2	16,478	2.4
Leisure Products	7,650	1.0	7,639	1.1
Life Sciences Tools & Services	13,919	1.8	13,302	1.9
Machinery	10,022	1.3	9,831	1.4
Marine	4,529	0.6	4,495	0.7
Media	410	0.1	411	0.1
Oil, Gas & Consumable Fuels	5,487	0.7	5,516	0.8
Paper & Forest Products	2,498	0.3	2,558	0.4
Pharmaceuticals	13,169	1.7	5,888	0.9
Professional Services	15,838	2.1	15,168	2.2
Software	237,198	31.1	229,946	33.3
Specialty Retail	65,574	8.6	64,217	9.3
Water Utilities	603	0.1	572	0.1
Total	$763,730	100.0%	$689,946	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2024 and September 30, 2024, were valued using Level 3 inputs. As of both December 31, 2024 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2024 and September 30, 2024:

As of December 31, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$745,955	$745,955
Equity investments(1)	—	—	17,775	17,775
Money market funds(1)(2)	7,915	—	—	7,915
Total assets, at fair value:	$7,915	$—	$763,730	$771,645

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$674,121	$674,121
Equity investments(1)	—	—	15,825	15,825
Money market funds(1)(2)	5,658	—	—	5,658
Total assets, at fair value:	$5,658	$—	$689,946	$695,604

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2024 and 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of December 31, 2024 and 2023 was $1,389 and $1,187, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2024 and 2023:

	For the three months ended December 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$674,121	$15,825	$689,946
Net change in unrealized appreciation (depreciation) on investments	916	457	1,373
Net translation of investments in foreign currencies	(3,301)	—	(3,301)
Realized gain (loss) on translation of investments in foreign currencies	(91)	—	(91)
Fundings of (proceeds from) revolving loans, net	682	—	682
Fundings of investments	84,016	1,159	85,175
PIK interest and non-cash dividends	1,276	334	1,610
Proceeds from principal payments and sales of portfolio investments	(12,191)	—	(12,191)
Accretion of discounts and amortization of premiums	527	—	527
Fair value, end of period	$745,955	$17,775	$763,730

	For the three months ended December 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$307,905	$12,581	$320,486
Net change in unrealized appreciation (depreciation) on investments	358	45	403
Net translation of investments in foreign currencies	842	—	842
Realized gain (loss) on investments	—	(3)	(3)
Fundings of (proceeds from) revolving loans, net	369	—	369
Fundings of investments	141,030	443	141,473
PIK interest and non-cash dividends	898	261	1,159
Proceeds from principal payments and sales of portfolio investments	(1,977)	(341)	(2,318)
Accretion of discounts and amortization of premiums	371	—	371
Fair value, end of period	$449,796	$12,986	$462,782

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$46,484	Yield analysis	Market interest rate	8.3% - 9.8% (9.1%)
		Market comparable companies	EBITDA multiples	2.6x - 20.0x (11.9x)
One stop loans(3)(4)	$675,873	Yield analysis	Market interest rate	3.8% - 20.0% (9.4%)
		Market comparable companies	EBITDA multiples	5.5x - 38.0x (16.6x)
		Market comparable companies	Revenue multiples	2.5x - 18.0x (9.4x)
	18,192	Broker/ Dealer bids or quotes	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans(5)	$5,406	Yield analysis	Market interest rate	9.0% - 17.5% (10.4%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (13.9x)
		Market comparable companies	Revenue multiples	6.5x
Equity(6)	$17,775	Market comparable companies	EBITDA multiples	8.5x - 37.5x (16.1x)
			Revenue multiples	2.5x - 18.0x (13.2x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$150 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $566,286 and $109,587 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(4)$1,805 of loans at fair value were valued using the market comparable companies approach only.
(5)The Company valued $5,360 and $46 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively.
(6)The Company valued $15,453 and $2,322 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$285,234	$285,234	$244,053	$244,053

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2024, the Company’s asset coverage for borrowed amounts was 270.0%.

DB Credit Facility: On May 14, 2024 (the “DB Credit Facility Effective Date”), the Company and GDLC Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents party thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GDLC Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through May 14, 2027, unless there is an earlier termination or event of default. Through a series of amendments, most recently on October 17, 2024, the Company amended the DB Credit Facility to, among other things, (i) increase the borrowing capacity from $300,000 to $450,000 and decrease the applicable margin to 2.10% per annum during the DB Credit Facility Revolving Period, and 2.60% per annum after the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged. The DB Credit Facility will mature on May 14, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. As of December 31, 2024, the DB Credit Facility allowed GDLC Funding II to borrow up to $450,000.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of December 31, 2024, the DB Credit Facility bears interest at the applicable base rate plus 2.10% per annum during the DB Credit Facility Revolving Period and 2.60% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month term CORRA plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any other advances denominated in U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.

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

As of December 31, 2024 and September 30, 2024, the Company had outstanding debt of $285,234 and $141,509, respectively, under the DB Credit Facility.

For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$4,084	$—
Facility fees	284	—
Amortization of debt issuance costs	230	—
Total interest expense	$4,598	$—
Cash paid for interest expense	$2,408	$—
Annualized average stated interest rate (1)	6.7%	N/A
Average outstanding balance	$241,880	$—
(1) The average annualized stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2024 and September 30, 2024, the Company was permitted to borrow up to $70,000 in U.S. dollars and certain agreed upon foreign currencies. On October 21, 2024, the Company entered into an amendment to the Adviser Revolver to extend the maturity date of the Adviser Revolver to October 21, 2027 from November 15, 2024. The other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR in effect as of December 31, 2024 was 4.2%. As of December 31, 2024 and September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2024 and 2023, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$4	$—
Cash paid for interest expense	—	—
Annualized average stated interest rate (1)	4.1%	N/A
Average outstanding balance	$466	$—
(1) The average annualized stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

PNC Facility: On March 21, 2022, the Company and GDLC Funding entered into a revolving credit and security agreement as amended, (the “PNC Facility”) with PNC Bank, National Association (“PNC Bank”), as administrative agent, collateral agent and a lender and PNC Capital Markets LLC, as structuring agent. On August 16, 2022, the Company entered into a Joinder and First Amendment on the PNC Facility to add GDLCF as a Borrower and Golub Onshore GP 3, LLC (“Feeder GP”), the general partner to GDLCF, which is controlled by the Investment Adviser. On November 18, 2024, all amounts outstanding under the PNC Facility were repaid, following which the agreements governing the PNC Facility were terminated. Prior to its termination, the PNC Facility allowed the Company to borrow an aggregate amount of up to $110,000, subject to leverage and borrowing base restrictions, and had a maturity date of March 21, 2025.

Prior to its termination, the PNC Facility bore interest, at the Company’s election and depending on the currency of the borrowing, of either the CORRA, €STR, SONIA, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.10% to 2.45% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. As of September 30, 2024, the Company had outstanding debt of $102,544, under the PNC Facility.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three months ended December 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended December 31,
	2024	2023
Stated interest expense	$507	$2,659
Facility fees	—	31
Amortization of debt issuance costs	109	172
Total interest expense	$616	$2,862
Cash paid for interest expense	$3,311	$1,806
Annualized average stated interest rate (1)	6.7%	7.6%
Average outstanding balance	$30,082	$138,869
(1) The average annualized stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

For the three months ended December 31, 2024 and 2023, the average total debt outstanding was $272,428 and $138,869, respectively.

For the three months ended December 31, 2024 and 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 7.6% and 8.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$285,234	$—	$—	$—	$285,234
Total borrowings	$285,234	$—	$—	$—	$285,234

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2024, the Company had outstanding commitments to fund investments totaling $149,950, including $49,898 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $151,851, including $42,897 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company could enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2024 and September 30, 2024, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2024	2023
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.38)	(0.47)
Net investment income - after tax	0.35	0.44
Net realized gain (loss) on investment transactions	(0.02)	—
Net realized gain (loss) on extinguishment of debt	(0.01)	—
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.06	0.03
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	2.50%	3.11%
Number of common shares outstanding	32,795,949.666	21,511,820.218

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets*	9.30%	11.59%
Ratio of total expenses to average net assets*	6.79%	6.91%
Ratio of management fee waiver to average net assets*	—%	(0.51)%
Ratio of incentive fees to average net assets(5)	0.27%	0.32%
Ratio of excise tax to average net assets(5)	—%	0.03%
Ratio of net expenses to average net assets*	6.79%	6.40%
Ratio of total expenses (without incentive fees) to average net assets* (5)	6.52%	6.59%
Total return based on average net asset value(6)	2.49%	3.09%
Total return based on average net asset value - annualized(6) *	9.88%	12.31%
Net assets at end of period	$491,939	$322,678
Average debt outstanding	$272,428	$138,869
Average debt outstanding per share	$8.31	$6.46
Portfolio Turnover*	6.70%	2.36%
Asset coverage ratio(7)	270.03%	302.11%
Asset coverage ratio per unit(8)	$2,700	$3,021
Average market value per unit(9):
PNC Facility	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024	2023
Earnings available to stockholders	$11,547	$8,005
Basic and diluted weighted average shares outstanding	31,095,433	17,319,083
Basic and diluted earnings per share	$0.37	$0.47

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2024
08/02/2024	10/15/2024	12/18/2024	30,764,173.550	$0.1133	$3,485
11/14/2024	11/15/2024	01/08/2025	30,764,173.550	0.1165	3,584
11/14/2024	12/13/2024	02/18/2025	30,764,173.550	0.1456	4,478
Total dividends declared for the three months ended December 31, 2024					$11,547

For the three months ended December 31, 2023
08/03/2023	10/20/2023	12/28/2023	15,702,639.886	$0.1455	$2,284
11/17/2023	11/20/2023	12/28/2023	17,099,291.419	0.1619	2,768
11/17/2023	12/15/2023	02/21/2024	18,495,942.952	0.1596	2,953
Total dividends declared for the three months ended December 31, 2023					$8,005

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2024:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the three months ended December 31, 2024
December 18, 2024	776.116	$15.00	$11
	776.116		$11

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On November 14, 2024 and February 3, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

February 26, 2025	May 21, 2025
In an amount (if positive) such that the net asset value of the Company as of February 28, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2025 through February 28, 2025 and the payment of this distribution is $15.00 per share.

March 17, 2025	May 21, 2025
In an amount (if positive) such that the net asset value of the Company as of March 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2025 through March 31, 2025 and the payment of this distribution is $15.00 per share.

April 18, 2025	June 17, 2025
In an amount (if positive) such that the net asset value of the Company as of April 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2025 through April 30, 2025 and the payment of this distribution is $15.00 per share.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2024.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management as of January 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2024 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of December 31, 2024		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$46,484	6.1%	$42,954	6.2%
One stop	694,065	90.9	629,153	91.2
Second lien	4,925	0.6	1,547	0.2
Subordinated debt	481	0.1	467	0.1
Equity	17,775	2.3	15,825	2.3
Total	$763,730	100.0%	$689,946	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2024 and September 30, 2024, one stop loans included $109.6 million and $116.3 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2024 and September 30, 2024, we had debt and equity investments in 230 and 217 portfolio companies, respectively.

The following table shows the annualized weighted average income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments and certain preferred equity investments, weighted average annualized income yield and weighted average annualized investment income yield of our total portfolio company investments, as well as the total return based on our average net asset value and our net investment income - return on equity, in each case, for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Weighted average income yield(1)*	10.6%	11.7%	12.3%
Weighted average investment income yield(2)*	11.0%	12.1%	12.7%
Weighted average income yield of total investments(3)*	10.6%	11.5%	12.2%
Weighted average investment income yield of total investments(4)*	10.9%	11.9%	12.5%
Total return based on average net asset value(5)*	9.9%	9.9%	12.3%
Net investment income - return on equity(6)*	9.3%	10.5%	11.6%

* Annualized for periods of less than one year.
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
As of December 31, 2024, GDLC has earned an inception-to-date internal rate of return, or IRR, of 11.7% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the three months ended December 31, 2024 and 2023, GDLC earned a fiscal year-to-date IRR of 10.2% and 20.3%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On November 14, 2024 and February 3, 2025, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 17, 2025	March 18, 2025
In an amount (if positive) such that our net asset value as of January 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period January 1, 2025 through January 31, 2025 and the payment of this distribution is $15.00 per share.

February 26, 2025	May 21, 2025
In an amount (if positive) such that our net asset value as of February 28, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2025 through February 28, 2025 and the payment of this distribution is $15.00 per share.

March 17, 2025	May 21, 2025
In an amount (if positive) such that our net asset value as of March 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2025 through March 31, 2025 and the payment of this distribution is $15.00 per share.

April 18, 2025	June 17, 2025
In an amount (if positive) such that our net asset value as of April 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2025 through April 30, 2025 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 are as follows:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2023 vs. December 31, 2023
	(In thousands)
Interest income	$17,544	$17,301	$10,775	$243	$6,769
Payment-in-kind interest income	1,276	1,447	945	(171)	331
Loan Origination Fees Discount Amortization	527	701	371	(174)	156
Non-cash dividend income	334	319	261	15	73
Dividend income	42	—	—	42	42
Fee income	54	113	32	(59)	22
Total investment income	19,777	19,881	12,384	(104)	7,393
Net expenses	8,893	8,690	4,771	203	4,122
Net investment income - before tax	10,884	11,191	7,613	(307)	3,271
Excise tax	—	—	75	—	(75)
Net investment income - after tax	10,884	11,191	7,538	(307)	3,346
Net realized gain (loss) on investment transactions	(726)	67	12	(793)	(738)
Net change in unrealized appreciation (depreciation) on investment transactions	1,821	(770)	455	2,591	1,366
Net gain (loss) on investment transactions	1,095	(703)	467	1,798	628
Net realized gain (loss) on extinguishment of debt	(432)	—	—	(432)	(432)
Net increase (decrease) in net assets resulting from operations	$11,547	$10,488	$8,005	$1,059	$3,542
Average earning debt investments, at fair value	$701,360	$644,695	$380,482	$56,665	$320,878
Average earning preferred equity investments, at fair value	$9,785	$9,020	$7,796	$765	$1,989
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

Investment Income

Investment income decreased from the three months ended September 30, 2024 to the three months ended December 31, 2024 by $0.1 million, primarily due to (i) a $0.2 million decrease in PIK interest income driven by refinancing and repayments of loans with a PIK feature, (ii) declining interest base rates and, to a lesser extent, spread compression on amendments and new originations during the three months ended December 31, 2024 and (iii) reduced discount amortization acceleration from investment repayments as compared to the three months ended September 30, 2024, which was partially offset by an increase in interest income as a result of an increase in the average earning debt investments balance of $56.7 million.

Investment income increased from the three months ended December 31, 2023 to the three months ended December 31, 2024 by $7.4 million, primarily due to an increase in interest and PIK income due to an increase in the average earning debt investments balance of $320.9 million.

The annualized income yield by debt security type for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 are as follows:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Senior secured	10.2%	11.0%	11.3%
One stop	10.6%	11.6%	12.2%
Second lien	13.5%	14.9%	14.3%
Subordinated debt	12.7%	13.3%	13.4%

Income yields on senior secured and one stop loans decreased for the three months ended December 31, 2024 as compared to the three months ended September 30, 2024 and for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily due to declining interest base rates and, to a lesser extent, spread compression on amendments and new originations during the second half of calendar year 2024. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.3% of our loan portfolio at fair value is subject to an interest rate floor. As of both December 31, 2024 and September 30, 2024, the weighted average base rate floor of our loans was 0.75%.

As of December 31, 2024, we have second lien investments in four portfolio companies and subordinated debt investments in five portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Interest and facility fee expenses	$4,879	$5,184	$2,690	$(305)	$2,189
Amortization of debt issuance costs	339	334	172	5	167
Base management fee, net of waiver	1,840	1,683	666	157	1,174
Income incentive fee	1,215	1,226	838	(11)	377
Capital gain incentive fee accrued under GAAP	51	(153)	—	204	51
Professional fees	289	115	202	174	87
Administrative service fee	236	210	118	26	118
General and administrative expenses	44	91	85	(47)	(41)
Net expenses	$8,893	$8,690	$4,771	$203	$4,122
Average debt outstanding	$272,428	$249,068	$138,869	$23,360	$133,559

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, decreased by $0.3 million from the three months ended September 30, 2024 to the three months ended December 31, 2024 primarily due to (1) declining interest base rates and (2) reduced interest rate spreads incurred on our revolving credit facilities resulting from (i) the termination of our PNC Facility (as defined in “Note 7. Borrowings” of our consolidated financial statements) with an interest rate spread of SOFR plus 2.45% as of September 30, 2024 and (ii) an amendment to our DB Facility (as defined in “Note 7. Borrowings” of our consolidated financial statements) that reduced the interest rate spread to SOFR plus 2.10% from SOFR plus 2.25%. Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $2.4 million from the three months ended December 31, 2023 to the three months ended December 31, 2024, primarily due to an increase in average debt outstanding of $133.6 million as well as rising interest base rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023, including the terms thereof, see “Note 7. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended December 31, 2024, September 30, 2024 and December 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.6%, 8.8% and 8.2%, respectively.

The effective average interest rate decreased from the three months ended September 30, 2024 to the three months ended December 31, 2024 and for the three months ended December 31, 2023 to the three months ended December 31, 2024 primarily due to declining interest base rates on our borrowings from our floating rate debt facilities and the termination of our PNC Facility.

Management Fees

The base management fee, net of waiver, increased from the three months ended September 30, 2024 to the three months ended December 31, 2024 primarily due to an increase in average gross assets. The base management fee, net of waiver, increased for the three months ended December 31, 2023 to the three months ended December 31, 2024 primarily due to (i) an increase in average gross assets and (ii) certain waivers for the base management fee for certain periods following the initial closing date for the private placement of shares for our common stock where GC Advisors agreed to waive 33.3% of the base management fee for the period from July 1, 2023 through June 30, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee remained relatively flat from the three months ended September 30, 2024 to the three months ended December 31, 2024. The Income Incentive Fee increased by $0.4 million from the three months ended December 31, 2023, to the three months ended December 31, 2024, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in “Note 4. Related Party Transactions” to our consolidated financial statements) and a greater rate of return on the value of our net assets driven primarily by net funds growth.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 10.0% for each of the three months ended December 31, 2024, September 30, 2024 and December 31, 2023.

As of December 31, 2024 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of both December 31, 2024 and September 30, 2024, there was $0.4 million capital gain incentive fee accrual calculated in accordance with GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For the three months ended December 31, 2024, the accrual of capital gain incentive fee under GAAP was less than $0.1 million. For the three months ended September 30, 2024, we recorded a reversal of capital gain incentive fee accrual under GAAP of $0.2 million. For the three months ended December 31, 2023, there was no accrual of capital gain incentive fee under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2024 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended September 30, 2024 to the three months ended December 31, 2024, primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended December 31, 2023 to the three months ended December 31, 2024, primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 were $0.3 million, $0.2 million and $0.2 million, respectively.

As of December 31, 2024 and September 30, 2024, included in accounts payable and other liabilities were $0.4 million and $0.3 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended			Variances	Variances
	December 31, 2024	September 30, 2024	December 31, 2023	December 31, 2024 vs. September 30, 2024	December 31, 2024 vs. December 31, 2023
	(In thousands)
Net realized gain (loss) from investments	$—	$19	$(3)	$(19)	$3
Net realized gain (loss) from foreign currency transactions	(726)	48	15	(774)	(741)
Net realized gain (loss) on investment transactions	$(726)	$67	$12	$(793)	$(738)
Unrealized appreciation from investments	$2,510	$1,765	$1,478	$745	$1,032
Unrealized (depreciation) from investments	(1,137)	(2,628)	(1,075)	1,491	(62)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	448	93	52	355	396
Net change in unrealized appreciation (depreciation) on investment transactions	$1,821	$(770)	$455	$2,591	$1,366
Net realized gain (loss) on extinguishment of debt	$(432)	$—	$—	(432)	(432)

During the three months ended December 31, 2024, we had a net realized loss on investment transactions of $0.7 million, driven by realized losses on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended September 30, 2024, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by a realized gain on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2023, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by realized gains from translation of foreign currency amounts and transactions into U.S. dollars that were, partially offset by a realized loss on the partial redemption of an equity investment.

For the three months ended December 31, 2024, we had $2.5 million in unrealized appreciation on 95 portfolio company investments, which was offset by $1.1 million in unrealized depreciation on 139 portfolio company investments. For the three months ended September 30, 2024, we had $1.8 million in unrealized appreciation on 79 portfolio company investments, which was offset by $2.6 million in unrealized depreciation on 150 portfolio company investments. For the three months ended December 31, 2023, we had $1.5 million in unrealized appreciation on 63 portfolio company investments, which was offset by $1.1 million in unrealized depreciation on 113 portfolio company investments.

Unrealized appreciation for the three months ended December 31, 2024 and September 30, 2024 was primarily due to (i) fair valuing recent originations up to or near par and, to a lesser extent, (ii) improved performance of certain portfolio company investments. Unrealized appreciation for the three months ended December 31, 2023 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to a rise in market prices of portfolio company investments.

Unrealized depreciation for the three months ended December 31, 2024 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were on non-accrual status as well as isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended September 30, 2024 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were moved to or on non-accrual status during the quarter. Unrealized depreciation for the three months ended December 31, 2023 primarily resulted from amortization of discounts during the quarter on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

For the three months ended December 31, 2024, we had a realized loss on extinguishment of debt of $0.4 million, which represents the unamortized debt issuance costs of the PNC Facility, at termination.

Liquidity and Capital Resources

For the three months ended December 31, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $1.2 million. During the period, we used $62.7 million in operating activities, primarily as a result of fundings of portfolio investments of $85.2 million, which was partially offset by proceeds from principal payments of portfolio investments of $12.2 million. During the same period, cash provided by financing activities was $64.0 million, primarily driven by borrowings on debt of $296.2 million and proceeds from the issuance of common shares of $30.5 million, that were partially offset by repayments of debt of $251.1 million and distributions paid of $10.5 million.

For the three months ended December 31, 2023, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and restricted foreign currencies of $11.5 million. During the period, we used $136.1 million in operating activities, primarily as a result of fundings of portfolio investments of $141.5 million, which was partially offset by proceeds from principal payments of portfolio investments of $2.3 million. During the same period, cash provided by financing activities was $124.6 million, primarily driven by borrowings on debt of $57.5 million and proceeds from the issuance of common stock of $87.1 million, that were partially offset by repayments of debt of $10.7 million and distributions paid of $9.2 million.

As of December 31, 2024 and September 30, 2024, we had $3.5 million and $10.1 million, respectively, of cash and cash equivalents. In addition, as of December 31, 2024 and September 30, 2024, we had foreign currencies of $5.0 million and $1.4 million, respectively, restricted cash of $11.9 million and $8.5 million, respectively, and restricted foreign currencies of $79 thousand and $5 thousand, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities.

As of December 31, 2024 and September 30, 2024, we had investor capital subscriptions totaling $542.6 million and $512.6 million, respectively, of which $488.4 million and $457.9 million, respectively, had been called and contributed, leaving $54.2 million and $54.6 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

DB Credit Facility - On May 14, 2024, we and GDLC Funding II entered into the DB Credit Facility. As of December 31, 2024, the DB Credit Facility allowed GDLC Funding II to borrow up to $450.0 million, at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2024 and September 30, 2024, we had $285.2 million and $141.5 million outstanding under the DB Credit Facility. As of December 31, 2024 and September 30, 2024, subject to leverage and borrowing base restrictions, we had approximately $164.8 million and $158.5 million of remaining commitments, respectively, and $61.6 million and $32.3 million, respectively, of availability on the DB Credit Facility.

Adviser Revolver - As of December 31, 2024 and September 30, 2024, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of December 31, 2024 and September 30, 2024, we had no outstanding debt under the Adviser Revolver.

PNC Facility - On November 18, 2024, all amounts outstanding under our credit facility with PNC Bank, (as defined in “Note 7. Borrowings” of our consolidated financial statements) were repaid, following which the agreements governing the PNC Facility were terminated. As of September 30, 2024, we had $102.5 million of debt outstanding and, subject to leverage and borrowing base restrictions, we had approximately $7.5 million of remaining commitments and availability on the PNC Facility. As of September 30, 2024, we were permitted to borrow up to $110.0 million on the PNC Facility.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of December 31, 2024, our asset coverage for borrowed amounts was 270.0%.

As of December 31, 2024, we had outstanding commitments to fund investments totaling $150.0 million, including $49.9 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $151.9 million, including $42.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2024 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the DB Credit Facility and the Adviser Revolver as of December 31, 2024 are included in “Note 7. Borrowings” of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2024. As of December 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2024 and September 30, 2024, we had investments in 230 and 217 portfolio companies, respectively, with a total fair value of $763.7 million and $689.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024		September 30, 2024		December 31, 2023
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$2,620	2.9%	$800	1.1%	$30,533	13.2%
One stop	81,629	92.0	71,608	97.0	200,810	86.7
Subordinated debt	—	—	99	0.0 *	50	0.0 *
Second lien	3,259	3.7	—	—	—	—
Equity	1,222	1.4	1,303	1.9	199	0.1
Total new investment commitments	$88,730	100.0%	$73,810	100.0%	$231,592	100.0%

* Represents an amount less than 0.1%
For the three months ended December 31, 2024 and December 31, 2023, we had approximately $12.2 million and $2.3 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2024(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$46,435	$46,021	$46,334	$42,914	$42,313	$42,809
Non-accrual(3)	208	205	150	208	206	145
One stop
Performing	695,468	687,726	692,260	631,061	620,550	627,034
Non-accrual(3)	3,289	3,195	1,805	3,288	3,245	2,119
Second lien
Performing	4,930	4,903	4,925	1,547	1,527	1,547
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt
Performing	487	485	481	481	472	467
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	16,264	17,775	N/A	14,772	15,825
Total	$750,817	$758,799	$763,730	$679,499	$683,085	$689,946

(1)As of December 31, 2024, $103.7 million and $101.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of December 31, 2024, $3.4 million and $2.0 million at amortized cost and fair value of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2024, $110.5 million and $109.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of September 30, 2024, $3.4 million and $2.3 million at amortized cost and fair value of our loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of December 31, 2024, we had loans in four portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value was 0.4% and 0.3%, respectively. As of September 30, 2024, we had loans in four portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.5% and 0.3%, respectively, and as a percentage of total debt investments at cost and fair value were 0.5% and 0.3%, respectively.

As of December 31, 2024 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.4% and 99.2%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2024, September 30, 2024 and December 31, 2023:

	Three months ended
	December 31, 2024	September 30, 2024	December 31, 2023
Weighted average rate of new investment fundings	9.5%	9.9%	11.2%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.1%	5.2%	5.8%
Weighted average fees of new investment fundings	1.0%	0.9%	1.2%
Weighted average rate of sales and payoffs of portfolio investments	10.7%	11.3%	11.4%

As of December 31, 2024, 97.3% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 97.3% and 97.2% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2024 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $80.2 million and $75.1 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$25,948	3.4%	$1,604	0.2%
4	716,564	93.8	662,977	96.1
3	19,239	2.5	23,075	3.4
2	1,978	0.3	2,290	0.3
1	1	0.0 *	—	—
Total	$763,730	100.0%	$689,946	100.0%
*Represents an amount less than 0.1%
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of December 31, 2024 and September 30, 2024:

	Average Price[1]
Category	As of December 31, 2024	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.7%	99.7%
Internal Performance Rating 3 (Performing Below Expectations)	93.5	92.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	55.9	64.7
Total	99.4%	99.2%

(1)Includes only debt investments held as of December 31, 2024 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

Distributions

We intend to make periodic distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “Income taxes” in “Note 2. Significant Accounting Policies and Recent Accounting Updates” to our consolidated financial statements.

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
•As of December 31, 2024, GGP Class B-P, LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $102.0 million. As of December 31, 2024, we have issued 6,806,927.360 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102.0 million. We have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•As of December 31, 2024, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors, has an aggregate commitment to us of $300.0 million. As of December 31, 2024, we have issued 16,778,686.988 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate capital contributions totaling $251.6 million.
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

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, effective August 2, 2024, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of directors.

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2024 and 2023. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2024 and September 30, 2024, were valued using Level 3 inputs. As of both December 31, 2024 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

Non-accrual loans: Loans could be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans as of December 31, 2024 and September 30, 2024, was $2.0 million and $2.3 million, respectively.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2024, no amount was recorded for U.S. federal excise tax. For the three months ended December 31, 2023, we recorded $75,000 for U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of both December 31, 2024 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.75%. In addition, the DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.10% as of December 31, 2024. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(14,777)	$(5,705)	$(9,072)
Down 150 basis points	(11,088)	(4,279)	(6,809)
Down 100 basis points	(7,392)	(2,852)	(4,540)
Down 50 basis points	(3,696)	(1,426)	(2,270)
Up 50 basis points	3,696	1,426	2,270
Up 100 basis points	7,392	2,852	4,540
Up 150 basis points	11,088	4,279	6,809
Up 200 basis points	14,785	5,705	9,080

(1)Assumes applicable three-month base rate as of December 31, 2024, with the exception of SONIA and Prime that utilize the December 31, 2024 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, DB Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of May 14, 2024, by and among GDLC Funding II LLC, as borrower, Golub Capital Direct Lending Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Computershare Trust Company, National Association, as collateral agent and as collateral custodian, dated as of October 17, 2024. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File 814-01412), filed on October 22, 2024).
10.2	Amendment No. 1 to the Amended and Restated Revolving Loan Agreement, dated as of November 15, 2021, by and among Golub Direct Lending Corporation, as borrower, and GC Advisors LLC, as lender, dated as of October 21, 2024. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File 814-01412), filed on October 22, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Corporation

Date: February 11, 2025	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)