Form 10-Q
period 2025-03-31
GOLUB CAPITAL DIRECT LENDING CORP
filed 2025-05-13
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

As of May 13, 2025, the Registrant had 34,761,801.645 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2025	September 30, 2024
Assets	(unaudited)
Non-controlled/non-affiliate company investments at fair value (amortized cost of $765,544 and $683,085, respectively)	$773,794	$689,946
Cash and cash equivalents	5,445	10,147
Foreign currencies (cost of $6,442 and $1,410, respectively)	6,655	1,423
Restricted cash and cash equivalents	15,292	8,545
Restricted foreign currencies (cost of $547 and $4, respectively)	578	5
Interest receivable	6,203	8,191
Receivable for investments	687	1,225
Other assets	24	26
Total Assets	$808,678	$719,508
Liabilities
Debt	$272,345	$244,053
Less unamortized debt issuance costs	(2,135)	(1,933)
Debt less unamortized debt issuance costs	270,210	242,120
Interest payable	4,572	4,926
Distributions payable	7,872	7,018
Management and incentive fees payable	3,612	3,298
Accrued trustee fees	51	55
Accounts payable and other liabilities	934	628
Total Liabilities	287,251	258,045
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 34,761,801.645 and 30,764,173.550 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	35	31
Paid in capital in excess of par	520,549	460,589
Distributable earnings (losses)	843	843
Total Net Assets	521,427	461,463
Total Liabilities and Total Net Assets	$808,678	$719,508
Number of common shares outstanding	34,761,801.645	30,764,173.550
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Investment income
Interest income	$18,955	$14,119	$37,026	$25,265
Payment-in-kind interest income	1,061	1,017	2,337	1,962
Dividend income	368	290	744	551
Fee income	162	39	216	71
Total investment income	20,546	15,465	40,323	27,849
Expenses
Interest and other debt financing expenses	5,269	3,624	10,487	6,486
Base management fee	1,917	1,257	3,757	2,255
Incentive fee	1,255	1,417	2,521	2,255
Professional fees	253	198	542	400
Administrative service fee	272	157	508	275
General and administrative expenses	45	46	89	131
Total expenses	9,011	6,699	17,904	11,802
Base management fee waived (Note 4)	—	(419)	—	(751)
Net expenses	9,011	6,280	17,904	11,051
Net investment income - before tax	11,535	9,185	22,419	16,798
Excise and income taxes	—	16	—	91
Net investment income - after tax	11,535	9,169	22,419	16,707
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(1,720)	—	(1,720)	(3)
Foreign currency transactions	20	24	(706)	39
Net realized gain (loss) on investment transactions	(1,700)	24	(2,426)	36
Net change in unrealized appreciation (depreciation) from:
Investments	1,236	4,563	2,609	4,966
Translation of assets and liabilities in foreign currencies	273	(46)	721	6
Net change in unrealized appreciation (depreciation) on investment transactions	1,509	4,517	3,330	4,972
Net gain (loss) on investment transactions	(191)	4,541	904	5,008
Net realized gain (loss) on extinguishment of debt	—	—	(432)	—
Net increase (decrease) in net assets resulting from operations	$11,344	$13,710	$22,891	$21,715
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 10)	$0.34	$0.62	$0.72	$1.11
Basic and diluted weighted average common shares outstanding (Note 10)	32,949,965	21,984,637	32,012,509	19,639,113

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	15,702,639.886	$16	$234,869	$655	$235,540
Issuance of common stock	8,475,553.665	8	127,125	—	127,133
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	16,707	16,707
Net realized gain (loss) on investment transactions	—	—	—	36	36
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4,972	4,972
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(10,953)	(10,953)
Distributions declared and payable	—	—	—	(10,762)	(10,762)
Total increase (decrease) for the six months ended March 31, 2024	8,475,553.665	8	127,125	—	127,133
Balance at March 31, 2024	24,178,193.551	$24	$361,994	$655	$362,673
Balance at December 31, 2023	21,511,820.218	$22	$322,001	$655	$322,678
Issuance of common stock	2,666,373.333	2	39,993	—	39,995
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	9,169	9,169
Net realized gain (loss) on investment transactions	—	—	—	24	24
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4,517	4,517
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(2,948)	(2,948)
Distributions declared and payable	—	—	—	(10,762)	(10,762)
Total increase (decrease) for the three months ended March 31, 2024	2,666,373.333	2	39,993	—	39,995
Balance at March 31, 2024	24,178,193.551	$24	$361,994	$655	$362,673
Balance at September 30, 2024	30,764,173.550	$31	$460,589	$843	$461,463
Issuance of common stock	3,994,333.333	4	59,911	—	59,915
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	22,419	22,419
Net realized gain (loss) on investment transactions	—	—	—	(2,426)	(2,426)
Net realized gain (loss) on extinguishment of debt				(432)	(432)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	3,330	3,330
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	3,294.762	—	49	—	49
Distributions from distributable earnings (losses)	—	—	—	(15,019)	(15,019)
Distributions declared and payable	—	—	—	(7,872)	(7,872)
Total increase (decrease) for the six months ended March 31, 2025	3,997,628.095	4	59,960	—	59,964
Balance at March 31, 2025	34,761,801.645	$35	$520,549	$843	$521,427
Balance at December 31, 2024	32,795,949.666	$33	$491,063	$843	$491,939
Issuance of common stock	1,963,333.333	2	29,448	—	29,450
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	11,535	11,535
Net realized gain (loss) on investment transactions	—	—	—	(1,700)	(1,700)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,509	1,509
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,518.646	—	38	—	38
Distributions from distributable earnings (losses)	—	—	—	(3,472)	(3,472)
Distributions declared and payable	—	—	—	(7,872)	(7,872)
Total increase (decrease) for the three months ended March 31, 2025	1,965,851.979	2	29,486	—	29,488
Balance at March 31, 2025	34,761,801.645	$35	$520,549	$843	$521,427

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$22,891	$21,715
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	587	361
Amortization of deferred offering costs	—	63
Accretion of discounts and amortization of premiums	(1,530)	(801)
Net realized (gain) loss on investments	1,720	3
Net realized (gain) loss on foreign currency transactions	706	(39)
Net realized (gain) loss on extinguishment of debt	432	—
Net change in unrealized (appreciation) depreciation on investments	(2,609)	(4,966)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(721)	(6)
Proceeds from (fundings of) revolving loans, net	(940)	(303)
Fundings of investments	(131,733)	(211,773)
Proceeds from principal payments and sales of portfolio investments	52,630	5,389
Payment-in-kind interest capitalized	(2,337)	(1,907)
Non-cash dividends capitalized	(702)	(551)
Proceeds from non-cash dividends	339	—
Changes in operating assets and liabilities:
Interest receivable	1,988	(5,486)
Receivable for investments	538	—
Other assets	2	(1,296)
Interest payable	(354)	1,619
Management and incentive fees payable	314	1,185
Accrued trustee fees	(4)	2
Accounts payable and other liabilities	306	147
Net cash provided by (used in) operating activities	(58,477)	(196,644)
Cash flows from financing activities
Borrowings on debt	354,150	101,130
Repayments of debt	(324,039)	(32,500)
Capitalized debt issuance costs	(1,095)	(214)
Proceeds from issuance of common shares	59,915	127,133
Distributions paid	(21,989)	(15,068)
Net cash provided by (used in) financing activities	66,942	180,481
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	8,465	(16,163)
Effect of foreign currency exchange rates	(615)	43
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	20,120	29,041
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$27,970	$12,921
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,254	$4,506
Distributions declared for the period	22,891	21,715
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$49	$—
Change in distributions payable	854	6,647

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2025	September 30, 2024
Cash and cash equivalents	$5,445	$10,147
Foreign currencies (cost of $6,442 and $1,410, respectively)	6,655	1,423
Restricted cash and cash equivalents	15,292	8,545
Restricted foreign currencies (cost of $547 and $4, respectively)	578	5
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$27,970	$20,120
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.^	One stop	SF +	6.50%	(i)	10.81%				02/2029	$7,581	$7,431	1.5%	$7,675
PPW Aero Buyer, Inc.	One stop	P +	5.50%	(a)(i)	12.03%				02/2029	33	32	—	33
PPW Aero Buyer, Inc.	One stop	SF +	5.50%		N/A(6)				02/2029	—	—	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(i)	9.80%				02/2029	32	32	—	32
										7,646	7,495	1.5	7,740
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.25%	(i)	9.55%				11/2031	4,380	4,296	0.8	4,336
RJW Group Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)				11/2031	—	(3)	—	(3)
										4,380	4,293	0.8	4,333
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(j)	8.97%				11/2030	445	441	0.1	441
Arnott, LLC	One stop	P +	3.75%	(a)	11.25%				11/2030	13	12	—	12
Collision SP Subco, LLC^	One stop	SF +	5.50%	(i)	9.79%				01/2030	3,281	3,228	0.6	3,248
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)(j)	9.82%				01/2030	1,484	1,468	0.3	1,465
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)	9.79%				01/2030	81	73	—	76
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	8.94%				08/2027	270	269	0.1	248
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	8.94%				08/2027	55	54	—	50
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	8.95%				08/2027	93	92	—	85
OEConnection, LLC	One stop	SF +	5.00%	(h)	9.32%				04/2031	1,000	990	0.2	1,000
OEConnection, LLC(5)	One stop	SF +	5.00%		N/A(6)				04/2031	—	(5)	—	—
OEConnection, LLC^	One stop	SF +	5.00%	(h)	9.32%				04/2031	5,729	5,679	1.1	5,729
OEConnection, LLC(5)	One stop	SF +	0.05		N/A(6)				04/2031	—	(3)	—	—
										12,451	12,298	2.4	12,354
Automobiles
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(i)	9.55%				06/2030	2,389	2,358	0.5	2,359
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(i)	9.56%				06/2030	118	114	—	114
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(i)	11.05%	cash/	2.00%	PIK	07/2027	1,853	1,837	0.4	1,853
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(h)(i)	11.07%	cash/	2.00%	PIK	07/2026	398	395	0.1	398
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	1,447	1,436	0.3	1,447
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	864	858	0.2	864
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	259	257	—	259
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	157	156	—	157
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	149	148	—	149
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	130	129	—	130
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	107	107	—	107
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	104	103	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	104	103	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	86	85	—	86
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	80	79	—	80
Denali Midco 2, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(42)	—	—
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.57%				12/2028	22	21	—	22
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.57%				12/2028	18	18	—	18
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.57%				12/2028	11	11	—	11
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.57%				12/2028	5	5	—	5
Denali Midco 2, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(2)	—	—
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.57%				12/2028	25	25	—	25
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.57%				12/2028	1,511	1,499	0.3	1,511
Denali Midco 2, LLC(25)	Second lien	N/A			13.00%	PIK			12/2029	3,366	3,364	0.6	3,366
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	9.55%				12/2029	274	270	0.1	274
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	9.55%		12/2029	$57	$56	—%	$57
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.55%		12/2029	13	12	—	13
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.55%		12/2029	48	47	—	48
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.00%		N/A(6)		07/2029	—	—	—	(1)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	9.25%		07/2029	155	153	—	153
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	9.30%		07/2029	10,285	10,219	2.0	10,234
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.00%		N/A(6)		07/2029	—	(2)	—	(2)
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.95%		11/2027	5,134	5,065	1.0	5,134
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.95%		11/2027	3,917	3,873	0.8	3,917
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.95%		11/2027	226	224	—	226
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)		11/2027	—	(2)	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.95%		11/2027	122	121	—	122
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.95%		11/2027	273	271	0.1	273
POY Holdings, LLC	One stop	SF +	5.50%		N/A(6)		11/2027	—	—	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.94%		11/2027	366	364	0.1	366
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	9.07%		06/2031	560	556	0.1	560
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		N/A(6)		06/2031	—	—	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		9.07%		06/2031	18	17	—	18
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(i)	9.80%		12/2029	7,079	7,004	1.4	7,096
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.80%		12/2029	251	235	—	251
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.80%		12/2029	1,961	1,941	0.4	1,966
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(i)	9.29%		12/2029	1	—	—	—
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(i)	9.29%		12/2029	49	49	—	49
								43,992	43,537	8.4	43,923
Banks
Empyrean Solutions, LLC	One stop	SF +	4.75%	(i)	9.05%		11/2031	516	514	0.1	516
Empyrean Solutions, LLC	One stop	SF +	4.75%		N/A(6)		11/2031	—	—	—	—
Empyrean Solutions, LLC(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(1)	—	—
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(i)	9.29%		12/2029	1,335	1,322	0.3	1,335
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.29%		12/2029	253	241	—	253
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.29%		12/2029	90	88	—	90
								2,194	2,164	0.4	2,194
Beverages
Financial Information Technologies, LLC^	One stop	SF +	5.25%	(i)	9.55%		06/2030	2,789	2,752	0.6	2,789
Financial Information Technologies, LLC(25)	One stop	N/A			14.00%	PIK	06/2031	1,660	1,630	0.3	1,710
Financial Information Technologies, LLC^	One stop	SF +	5.25%	(i)	9.55%		06/2030	1,152	1,141	0.2	1,152
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(4)	—	—
Spindrift Beverage Co. Inc.	One stop	SF +	0.0525	(i)	9.56%		02/2032	23	19	—	19
Spindrift Beverage Co. Inc.(5)	One stop	SF +	0.0525		N/A(6)		02/2032	—	(1)	—	(2)
Spindrift Beverage Co. Inc.	One stop	SF +	0.0525	(h)	9.56%		02/2032	1,652	1,632	0.3	1,632
								7,276	7,168	1.4	7,300
Building Products
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(i)	9.70%		11/2028	3,808	3,789	0.7	3,808
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)		11/2027	—	(2)	—	—
								3,808	3,787	0.7	3,808
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	5.75%	(i)	10.05%		01/2031	4,846	4,811	0.9	4,822
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		01/2031	—	(6)	—	(4)
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		01/2031	—	(12)	—	(8)
BlueMatrix Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%		01/2031	835	831	0.2	830
								5,681	5,624	1.1	5,640
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chemicals
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(h)	9.07%				03/2029	$339	$337	0.1%	$339
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	9.07%				03/2029	4	3	—	4
Krayden Holdings, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)				03/2029	—	(1)	—	—
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.25%	(d)	5.63%	cash/	3.00%	PIK	09/2028	2,029	2,150	0.4	1,927
PHM NL SP Bidco B.V.(8)(10)(25)	One stop	SF +	6.75%	(g)	8.31%	cash/	3.00%	PIK	09/2028	815	808	0.1	774
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	SN +	6.75%	(f)	8.21%	cash/	3.00%	PIK	09/2028	452	462	0.1	430
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.75%	(d)	6.40%	cash/	3.00%	PIK	09/2028	211	218	—	201
										3,850	3,977	0.7	3,675
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(i)	9.29%				10/2029	49	44	—	49
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(i)	9.29%				10/2029	7,699	7,567	1.5	7,699
CI (Quercus) Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	9.30%				06/2031	1,314	1,303	0.2	1,314
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(13)	—	—
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(3)	—	—
CHA Vision Holdings, Inc. ^	One stop	SF +	5.00%	(i)	9.29%				01/2031	6,298	6,237	1.2	6,298
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(i)	9.29%				01/2031	860	840	0.2	860
CHA Vision Holdings, Inc. (5)	One stop	SF +	5.00%		N/A(6)				01/2030	—	(5)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(i)	9.29%				09/2030	840	819	0.2	840
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	—
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)				09/2030	—	(1)	—	—
Profile Products LLC	One stop	SF +	5.75%	(j)	10.29%				11/2027	349	346	0.1	346
Profile Products LLC(8)	One stop	SF +	5.50%	(j)	10.04%				11/2027	71	70	—	70
Profile Products LLC	One stop	P +	4.75%	(a)	12.25%				11/2027	42	42	—	42
Profile Products LLC	One stop	P +	4.50%	(a)	12.00%				11/2027	3	3	—	3
PSC Parent, Inc.	One stop	SF +	5.25%		9.56%				04/2031	41	41	—	41
PSC Parent, Inc.	One stop	SF +	5.25%		9.57%				04/2031	73	73	—	73
PSC Parent, Inc.	One stop	SF +	5.25%	(a)(h)	9.67%				04/2030	59	58	—	59
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	9.57%				04/2031	440	436	0.1	440
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	9.80%				03/2029	8,364	8,286	1.6	8,280
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	9.80%				03/2029	302	296	0.1	299
Radwell Parent, LLC	One stop	SF +	5.50%	(i)	9.80%				03/2029	78	72	—	75
Radwell Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				03/2029	—	(1)	—	(2)
WRE Holding Corp.(5)	One stop	SF +	5.00%		N/A(6)				07/2030	—	(6)	—	—
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	9.22%				07/2031	4,883	4,839	0.9	4,883
WRE Holding Corp.	One stop	SF +	5.00%	(i)(j)	9.40%				07/2031	446	440	0.1	446
										32,211	31,781	6.2	32,115
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(1)	—	—
Consor Intermediate II, LLC	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(i)	8.80%				05/2031	382	381	0.1	382
Royal Holdco Corporation	One stop	SF +	0.045		N/A(6)				12/2030	—	—	—	—
Royal Holdco Corporation(5)	One stop	SF +	0.045		N/A(6)				12/2030	—	(1)	—	(2)
Royal Holdco Corporation	One stop	SF +	0.045	(i)	0.0879				12/2030	559	554	0.1	554
										941	933	0.2	934
Containers & Packaging
Chase Intermediate^	One stop	SF +	4.75%	(i)	9.04%				10/2028	4,030	4,011	0.8	4,030
Chase Intermediate	One stop	SF +	4.75%	(i)	9.04%				10/2028	40	38	—	40
Chase Intermediate	One stop	SF +	4.75%	(h)(i)	9.05%				10/2028	141	139	—	141
Fortis Solutions Group, LLC^	One stop	SF +	5.50%	(i)	9.90%				10/2028	2,129	2,112	0.4	2,129
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	9.90%				10/2028	14	8	—	14
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	9.90%				10/2028	5	2	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	9.90%				10/2027	136	133	—	136
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Packaging Coordinators MIidco, Inc.	One stop	SF +	0.0475	(i)	0.0904				01/2032	$490	$489	0.1%	$483
Packaging Coordinators MIidco, Inc.(5)	One stop	SF +	0.0475		N/A(6)				01/2032	—	—	—	(1)
Packaging Coordinators MIidco, Inc.(5)	One stop	SF +	0.0475		N/A(6)				01/2032	—	—	—	(3)
Packaging Coordinators MIidco, Inc.(5)	One stop	SF +	0.0475		N/A(6)				01/2032	—	—	—	(18)
Packaging Coordinators MIidco, Inc.	One stop	SF +	0.0475		N/A(6)				01/2032	—	—	—	—
										6,985	6,932	1.3	6,956
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.55%				05/2030	78	72	—	46
Any Hour, LLC(25)	One stop	N/A			13.00%	PIK			05/2031	933	918	0.2	896
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.51%				05/2030	225	220	—	209
Any Hour, LLC^	One stop	SF +	5.25%	(i)	9.55%				05/2030	2,743	2,708	0.5	2,633
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.31%				10/2030	32	32	—	32
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.31%				10/2030	2,049	2,004	0.4	2,049
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.31%				10/2029	563	539	0.1	563
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.31%				10/2030	8,610	8,409	1.7	8,610
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(i)	9.29%				05/2030	109	107	—	108
CHVAC Services Investment, LLC	One stop	SF +	5.00%		N/A(6)				05/2030	—	—	—	—
CHVAC Services Investment, LLC^	One stop	SF +	5.00%	(i)	9.30%				05/2030	414	406	0.1	411
CHVAC Services Investment, LLC(5)	One stop	SF +	4.50%		N/A(6)				05/2030	—	(4)	—	(4)
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	3,934	3,886	0.8	3,934
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	2,978	2,942	0.6	2,978
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(i)	9.56%				07/2027	2,621	2,588	0.5	2,621
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.56%				07/2027	142	141	—	142
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	96	96	—	96
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.56%				07/2027	93	91	—	93
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	85	85	—	85
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.56%				07/2027	61	61	—	61
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	43	43	—	43
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(h)	9.56%				07/2027	50	50	—	50
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	10.66%				12/2027	523	521	0.1	523
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	10.66%				12/2027	49	49	—	49
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	358	354	0.1	354
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	15	14	—	14
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	103	101	—	102
FPG Intermediate Holdco, LLC(25)	One stop	SF +	6.75%	(i)(j)	5.43%	cash/	5.75%	PIK	03/2027	69	69	—	69
FPG Intermediate Holdco, LLC(7)(25)	One stop	SF +	6.75%	(j)	5.47%	cash/	5.75%	PIK	03/2027	1,745	1,722	0.2	995
FPG Intermediate Holdco, LLC(25)	One stop	SF +	6.75%	(j)	5.22%	cash/	5.75%	PIK	03/2027	18	17	—	18
FSS Buyer LLC	One stop	SF +	5.00%	(h)	9.32%				08/2028	303	300	0.1	303
FSS Buyer LLC	One stop	SF +	5.00%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(i)	9.56%				06/2029	430	425	0.1	430
HS Spa Holdings, Inc.	One stop	P +	4.25%	(a)(h)	10.70%				06/2028	21	20	—	21
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(i)	9.54%				06/2029	102	101	—	102
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.32%				05/2028	170	170	—	170
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	9.32%				05/2028	426	425	0.1	426
Mario Purchaser, LLC^	One stop	SF +	5.75%	(h)	10.17%				04/2029	412	407	0.1	400
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.17%				04/2029	534	527	0.1	518
Mario Purchaser, LLC(25)	One stop	SF +	10.75%	(h)	15.17%	PIK			04/2032	283	280	0.1	283
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.18%				04/2028	16	16	—	15
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.17%				04/2029	69	64	—	48
NSG Buyer, Inc. ^	One stop	SF +	5.00%	(h)	9.32%				11/2029	9,042	8,881	1.7	9,042
NSG Buyer, Inc.	One stop	SF +	5.00%	(h)	9.32%				11/2028	78	62	—	78
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
NSG Buyer, Inc. (5)	One stop	SF +	5.00%		N/A(6)				11/2029	$—	$(4)	—%	$—
NSG Buyer, Inc.	One stop	SF +	5.00%		N/A(6)				11/2029	—	—	—	—
RW AM Holdco LLC^	One stop	SF +	5.25%	(i)	9.65%				04/2028	985	980	0.2	857
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	—	—	(12)
Severin Acquisition, LLC^(25)	One stop	SF +	5.00%	(h)	7.07%	cash/	2.25%	PIK	10/2031	3,148	3,119	0.6	3,148
Severin Acquisition, LLC	One stop	SF +	4.75%	(h)(i)	9.06%				10/2031	59	55	—	59
Severin Acquisition, LLC(25)	One stop	SF +	5.00%	(h)	7.07%	cash/	2.25%	PIK	10/2031	44	41	—	44
Stellar Brands, LLC	Senior secured	SF +	4.50%	(j)	8.72%				02/2031	677	672	0.1	672
Stellar Brands, LLC	Senior secured	SF +	4.50%		N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(j)	9.47%				12/2030	6,826	6,770	1.3	6,826
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(9)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(j)	9.51%				12/2030	480	457	0.1	480
										52,844	52,000	9.9	51,690
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(4)	—	—
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(h)	9.07%				06/2031	1,525	1,505	0.3	1,525
Baker Tilly Advisory Group, LP(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(2)	—	—
Banker's Toolbox, Inc.^	One stop	SF +	4.50%	(i)	8.80%				07/2027	1,350	1,342	0.3	1,350
Banker's Toolbox, Inc.	One stop	SF +	4.50%		N/A(6)				07/2027	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(25)	Subordinated debt	E +	8.00%	(c)	2.62%	cash/	8.00%	PIK	07/2032	105	104	—	105
Ceres Groupe SAS & Ceres PikCo^(8)(9)(20)	One stop	E +	5.25%	(d)	7.85%				07/2031	468	464	0.1	469
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.(8)(9)(14)(25)	One stop	SN +	5.75%	(f)	9.96%	cash/	0.25%	PIK	12/2030	28	21	—	21
Corsair Blade IV S.A R.L.(8)(14)(25)	One stop	SF +	5.75%	(i)	9.80%	cash/	0.25%	PIK	12/2030	90	90	—	89
Finastra USA, Inc.(8)(10)	One stop	SF +	7.25%	(j)	11.43%				09/2029	13	12	—	12
Finastra USA, Inc.^(8)(10)	One stop	SF +	7.25%	(j)	11.43%				09/2029	4,901	4,827	0.9	4,925
Flash Topco, Inc.	One stop	SF +	6.00%	(i)	10.39%				10/2028	924	920	0.2	924
Flash Topco, Inc.	One stop	SF +	6.50%	(h)(i)	10.81%				10/2028	70	69	—	70
Flash Topco, Inc.^	One stop	SF +	6.00%	(i)	10.29%				10/2028	320	319	0.1	320
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(h)	8.83%				11/2028	1,590	1,581	0.3	1,590
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(h)	9.07%				11/2028	273	271	0.1	273
Medlar Bidco Limited(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Medlar Bidco Limited(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				01/2032	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	5.00%		N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(i)	9.29%				10/2028	254	254	—	254
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(i)	9.29%				10/2028	353	352	0.1	353
Wealth Enhancement Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(2)	—	—
										12,264	12,123	2.4	12,280
Electric Utilities
Smart Energy Systems, Inc.(5)	One stop	SF +	7.50%		N/A(6)				01/2030	—	(1)	—	(2)
Smart Energy Systems, Inc.(25)	One stop	SF +	7.50%	(j)	8.01%	cash/	3.75%	PIK	01/2030	596	583	0.1	586
										596	582	0.1	584
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(i)	9.05%				12/2030	$241	$237	0.1%	$241
Power Grid Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(1)	—	—
Wildcat TopCo, Inc.^	One stop	SF +	5.00%	(i)	9.30%				11/2031	2,192	2,171	0.4	2,192
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(4)	—	—
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(2)	—	—
										2,433	2,401	0.5	2,433
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(h)	9.42%				11/2028	2,208	2,132	0.4	2,208
CST Holding Company(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(2)	—	—
										2,208	2,130	0.4	2,208
Food & Staples Retailing
Wineshipping.com LLC	One stop	SF +	5.75%	(i)	10.21%				10/2027	374	373	0.1	311
Wineshipping.com LLC	One stop	SF +	5.75%	(a)(i)(j)	10.46%				10/2027	73	73	—	59
Wineshipping.com LLC	One stop	SF +	5.75%	(j)	10.45%				10/2027	10	10	—	8
										457	456	0.1	378
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(i)	10.30%				10/2030	7,026	6,942	1.4	7,026
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(9)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(i)	9.29%				08/2030	1,146	1,136	0.2	1,146
Eagle Family Foods Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(1)	—	—
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	10.70%				07/2027	547	545	0.1	542
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	10.70%				07/2027	91	90	—	89
Wizard Bidco Limited^(8)(10)	One stop	SF +	6.50%	(i)	10.80%				03/2029	650	641	0.1	650
Wizard Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.50%	(f)	8.46%	cash/	1.50%	PIK	03/2029	400	404	0.1	400
Wizard Bidco Limited^(8)(9)(10)	One stop	SN +	6.50%	(f)	10.96%				03/2029	230	216	—	230
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	9.71%				09/2028	61	58	—	61
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				03/2029	—	(2)	—	—
										10,151	10,020	1.9	10,144
Healthcare Equipment & Supplies
Belmont Instrument, LLC^	One stop	SF +	5.25%	(i)	9.55%				08/2028	1,861	1,834	0.4	1,861
Belmont Instrument, LLC	One stop	SF +	5.25%	(i)	9.55%				08/2028	9	8	—	9
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)	9.81%				06/2031	3,664	3,631	0.7	3,664
HuFriedy Group Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				05/2030	—	(3)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(i)	9.80%				06/2031	665	652	0.1	665
TIDI Legacy Products, Inc.^	One stop	SF +	5.25%	(h)	9.57%				12/2029	748	745	0.1	748
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
YI, LLC^	One stop	SF +	5.75%	(i)	10.05%				12/2029	2,915	2,870	0.6	2,915
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(9)	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2029	—	(5)	—	—
										9,862	9,723	1.9	9,862
Healthcare Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.67%				12/2027	937	932	0.2	937
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.67%				12/2027	332	331	0.1	332
AAH TOPCO, LLC (25)	Subordinated debt	N/A			11.50%	PIK			12/2031	229	226	—	222
AAH TOPCO, LLC	One stop	SF +	5.25%		N/A(6)				12/2027	—	—	—	—
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.66%				12/2027	3,583	3,557	0.7	3,583
AAH TOPCO, LLC (5)	One stop	SF +	5.00%		N/A(6)				03/2031	—	(4)	—	(4)
Bamboo US Bidco LLC^(8)(9)	One stop	E +	5.25%	(c)	7.86%				09/2030	1,668	1,597	0.3	1,668
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)				09/2030	—	(1)	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%		N/A(6)				09/2030	—	—	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)(i)	9.55%				09/2030	379	378	0.1	379
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2029	$—	$(11)	—%	$—
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(i)	9.54%				09/2030	2,478	2,423	0.5	2,478
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(i)	9.31%				11/2030	463	461	0.1	460
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	5.00%		N/A(6)				11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	5.00%		N/A(6)				11/2030	—	(2)	—	(2)
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	5.00%	(h)	9.32%				11/2030	2,622	2,606	0.5	2,606
Community Care Partners, LLC^	One stop	SF +	6.00%	(h)	10.44%				06/2026	130	129	—	130
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(9)(10)	One stop	SN +	5.25%	(f)	9.71%				04/2031	1,486	1,419	0.3	1,486
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(5)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(10)	One stop	SF +	5.25%	(j)	9.68%				04/2031	2,484	2,440	0.5	2,484
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop	SF +	5.25%		N/A(6)				10/2030	—	(8)	—	—
ERC Topco Holdings, LLC(25)	One stop	SF +	6.50%	(i)	11.06%	PIK			03/2030	616	567	0.1	567
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(i)	10.06%				03/2030	91	84	—	91
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(i)	10.06%				03/2030	6	6	—	6
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(j)	9.26%				12/2026	294	293	0.1	294
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(j)	9.26%				12/2026	46	46	—	46
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
LOV Acquisition LLC^	Senior secured	SF +	4.50%	(h)	8.82%				11/2031	2,371	2,360	0.5	2,371
LOV Acquisition LLC(5)	Senior secured	SF +	4.50%		N/A(6)				11/2031	—	(1)	—	—
Premise Health Holding Corp.^	One stop	SF +	5.50%	(i)	9.80%				03/2031	6,478	6,395	1.2	6,478
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(9)	—	—
Suveto Buyer, LLC^	One stop	SF +	4.75%	(h)	9.07%				09/2027	1,097	1,093	0.2	1,097
Suveto Buyer, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(1)	—	—
Suveto Buyer, LLC	One stop	SF +	0.0475	(h)	0.0907				09/2027	199	197	—	199
										27,989	27,498	5.4	27,908
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(i)	9.80%				05/2030	14	14	—	14
Amberfield Acquisition Co.	One stop	SF +	5.50%		N/A(6)				05/2030	—	—	—	—
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(i)	9.80%				05/2030	587	582	0.1	587
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(i)	9.15%				10/2029	1,050	1,037	0.2	1,050
Crow River Buyer, Inc.^	One stop	SF +	6.00%	(i)	10.29%				01/2029	367	362	0.1	367
Crow River Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.^	One stop	SF +	6.00%	(h)	10.32%				01/2029	821	813	0.2	821
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(i)	9.05%				12/2031	10,222	10,124	1.9	10,222
GHX Ultimate Parent Corporation(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(9)	—	—
HealthEdge Software, Inc.^	One stop	SF +	4.75%	(i)	9.07%				07/2031	443	439	0.1	443
HealthEdge Software, Inc.(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(1)	—	—
HealthEdge Software, Inc.	One stop	SF +	4.75%	(i)	9.07%				07/2031	195	193	—	195
Kona Buyer, LLC	One stop	SF +	7.00%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	8.79%				07/2031	409	406	0.1	409
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	8.79%				07/2031	24	24	—	24
Kona Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)				07/2031	—	(1)	—	—
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.75%	(f)	10.21%				02/2031	1,987	1,916	0.4	1,967
Lacker Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(6)	—	(4)
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(f)	9.96%				02/2031	916	884	0.2	890
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(i)	8.80%				09/2030	2,595	2,552	0.5	2,595
Neptune Holdings, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.^(25)	One stop	SF +	4.95%	(h)	6.82%	cash/	2.45%	PIK	08/2031	6,273	6,216	1.2	6,273
Netsmart Technologies, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(8)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Netsmart Technologies, Inc.(5)	One stop	SF +	6.95%		N/A(6)				08/2031	$—	$(4)	—%	$—
Plasma Buyer LLC^	One stop	SF +	5.75%	(i)	10.05%				05/2029	300	296	0.1	297
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	10.05%				05/2028	28	28	—	28
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	10.55%				05/2029	11	11	—	11
QF Holdings, Inc.	One stop	SF +	5.00%	(i)	9.29%				12/2027	35	34	—	35
Veranex, Inc.(7)(25)	Senior secured	SF +	6.75%	(j)	5.29%	cash/	5.75%	PIK	04/2028	131	123	—	95
Veranex, Inc.(7)(25)	Senior secured	SF +	6.75%	(j)	5.39%	cash/	5.75%	PIK	04/2028	44	41	—	32
Veranex, Inc.(7)(25)	Senior secured	SF +	6.75%	(j)	5.27%	cash/	5.75%	PIK	04/2028	34	31	—	24
										26,486	26,095	5.1	26,375
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(i)	10.46%				08/2028	817	812	0.2	817
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.44%				08/2028	41	41	—	41
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.45%				08/2028	78	78	—	78
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.45%				08/2028	77	71	—	77
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.05%				10/2028	2,056	2,030	0.4	2,056
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.05%				10/2028	311	307	0.1	311
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	70	69	—	70
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	32	31	—	32
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.05%				10/2028	143	141	—	143
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.04%				10/2028	26	22	—	26
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	351	349	0.1	351
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	168	167	—	168
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.06%				10/2028	106	106	—	106
GFP Atlantic Holdco 2, LLC^	One stop	SF +	6.00%	(i)	10.33%				11/2029	1,240	1,224	0.3	1,240
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(18)	—	—
Harri US LLC(25)	One stop	SF +	10.00%	(i)	10.46%	cash/	4.00%	PIK	08/2026	51	49	—	51
Harri US LLC(25)	One stop	SF +	10.00%	(i)	10.46%	cash/	4.00%	PIK	08/2026	35	35	—	34
Harri US LLC(25)	One stop	SF +	10.00%	(i)	10.46%	cash/	4.00%	PIK	08/2026	34	34	—	33
Harri US LLC	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(2)	—	(6)
Health Buyer, LLC^	Senior secured	SF +	5.25%	(i)	9.55%				04/2029	146	145	—	146
Health Buyer, LLC^	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	75	74	—	75
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	38	37	—	38
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	40	39	—	40
PB Group Holdings, LLC^(25)	One stop	SF +	5.50%	(h)	7.07%	cash/	2.75%	PIK	08/2030	3,297	3,282	0.6	3,297
PB Group Holdings, LLC	One stop	SF +	5.00%	(h)	9.32%				08/2030	45	44	—	45
Rooster BidCo Limited(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				03/2032	—	—	—	(1)
Rooster BidCo Limited(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				03/2032	—	(2)	—	(2)
Rooster BidCo Limited(8)(9)(10)	One stop	SN +	5.00%	(f)	9.46%				03/2032	445	442	0.1	442
SDC Holdco, LLC^	One stop	SF +	4.75%	(i)	9.05%				06/2031	6,459	6,430	1.2	6,459
SDC Holdco, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(3)	—	—
SDC Holdco, LLC(25)	Second lien	SF +	8.50%	(i)	12.80%	PIK			06/2032	1,059	1,052	0.2	1,059
Super REGO, LLC(25)	Subordinated debt	N/A			15.00%	PIK			03/2030	34	33	—	34
YE Brands Holding, LLC^	One stop	SF +	4.75%	(i)	9.05%				10/2027	2,933	2,911	0.6	2,933
YE Brands Holding, LLC	One stop	SF +	4.75%		N/A(6)				10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.05%				10/2027	343	339	0.1	343
										20,550	20,369	3.9	20,536
Industrial Conglomerates
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	9.05%				07/2029	217	214	—	217
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	9.05%				07/2029	46	39	—	46
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	9.05%				07/2029	55	54	—	55
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	9.05%				07/2029	29	28	—	29
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	9.05%				07/2029	34	33	—	34
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Dwyer Instruments, Inc.(5)(8)(9)	One stop	E +	5.00%		N/A(6)	07/2029	$—	$(4)	—%	$—
Dwyer Instruments, Inc.^(8)(9)	One stop	E +	5.00%	(c)	7.33%	07/2029	4,533	4,377	0.9	4,533
Dwyer Instruments, Inc.(5)	One stop	SF +	4.75%		N/A(6)	07/2029	—	(8)	—	—
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	9.05%	07/2029	390	387	0.1	390
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(i)	9.30%	06/2031	3,421	3,391	0.7	3,387
Essential Services Holdings Corporation	One stop	SF +	5.00%	(i)	9.30%	06/2030	67	63	—	64
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)	06/2031	—	(3)	—	(7)
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(h)	9.57%	08/2029	644	635	0.1	644
Excelitas Technologies Corp.^(8)(9)	One stop	E +	5.25%	(b)	7.61%	08/2029	119	112	—	119
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)	08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)	08/2029	—	—	—	—
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)	08/2029	—	(4)	—	—
							9,555	9,314	1.8	9,511
Insurance
Alera Group, Inc.^	One stop	SF +	5.25%	(h)	9.57%	10/2028	1,401	1,394	0.3	1,401
Alera Group, Inc.	One stop	SF +	5.25%	(h)	9.57%	10/2028	453	451	0.1	453
Alera Group, Inc.	One stop	SF +	5.25%	(h)	9.57%	10/2028	398	395	0.1	398
Alera Group, Inc.	One stop	SF +	5.75%	(h)	10.07%	10/2028	7,974	7,925	1.5	7,994
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.65%	07/2027	178	178	—	178
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.65%	07/2027	53	53	—	53
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.65%	07/2027	50	50	—	50
AMBA Buyer, Inc.	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.65%	07/2027	19	19	—	19
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.25%	(i)	9.54%	03/2028	851	838	0.2	851
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.25%	(i)	9.56%	03/2028	572	572	0.1	572
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.25%	(i)	9.54%	03/2028	90	90	—	90
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.25%	(i)	9.54%	03/2028	140	133	—	140
Captive Resources Midco, LLC^	One stop	SF +	4.75%	(h)	9.07%	07/2029	5,413	5,359	1.1	5,413
Captive Resources Midco, LLC(5)	One stop	SF +	4.75%		N/A(6)	07/2028	—	(1)	—	—
Disco Parent, Inc.^	One stop	SF +	7.50%	(i)	11.81%	03/2029	650	639	0.1	650
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)	03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(i)	9.55%	12/2030	4,861	4,821	0.9	4,873
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.55%	12/2029	126	118	—	126
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.55%	12/2030	4,465	4,428	0.9	4,477
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)	12/2030	—	—	—	—
Gimlet Bidco GMBH^(8)(9)(19)	One stop	E +	5.75%	(c)	8.36%	04/2031	3,528	3,413	0.7	3,528
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.75%	(c)	8.36%	04/2031	652	622	0.2	652
Illumifin Corporation(25)	One stop	SF +	6.00%	(i)	10.55%	09/2027	186	184	—	175
Integrated Specialty Coverages, LLC^	One stop	SF +	4.75%	(i)	9.05%	07/2030	882	870	0.2	882
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)	07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	4.75%		N/A(6)	07/2030	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(i)	9.31%	08/2028	3,348	3,315	0.7	3,348
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%		N/A(6)	08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)	08/2028	—	(1)	—	—
Keystone Agency Partners LLC^	One stop	SF +	4.75%	(i)	9.05%	05/2027	1,581	1,561	0.3	1,565
Keystone Agency Partners LLC	One stop	SF +	4.75%	(i)	9.05%	05/2027	331	328	0.1	327
Keystone Agency Partners LLC^	One stop	SF +	4.75%	(i)	9.05%	05/2027	183	182	—	181
Keystone Agency Partners LLC	One stop	SF +	4.75%	(i)	9.05%	05/2027	163	162	—	161
Keystone Agency Partners LLC	One stop	SF +	4.75%	(i)	9.05%	05/2027	7,368	7,278	1.4	7,294
Keystone Agency Partners LLC	One stop	SF +	5.00%	(h)	9.29%	05/2027	50	50	—	50
Keystone Agency Partners LLC(5)	One stop	SF +	5.00%		N/A(6)	05/2027	—	—	—	(1)
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	6.25%	(b)(c)	8.78%	02/2029	1,596	1,570	0.3	1,647
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(h)	10.06%	11/2029	3,141	3,117	0.6	3,141
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.07%	11/2029	149	146	—	149
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.06%				11/2029	$650	$638	0.1%	$650
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	5.00%	(j)	9.28%				05/2030	6,957	6,875	1.3	6,957
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2030	—	(6)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.30%				10/2028	7,065	6,969	1.4	7,065
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.45%				10/2028	611	590	0.1	611
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.45%				10/2028	137	136	—	137
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(h)	9.42%				10/2028	84	82	—	84
World Insurance Associates, LLC(5)	One stop	SF +	0.05		N/A(6)				04/2030	—	(2)	—	(4)
World Insurance Associates, LLC	One stop	SF +	0.05		N/A(6)				04/2030	—	—	—	—
										66,356	65,538	12.7	66,337
IT Services
CivicPlus, LLC	One stop	SF +	5.75%	(i)	10.21%				08/2027	365	363	0.1	365
CivicPlus, LLC^	One stop	SF +	5.75%	(i)	10.21%				08/2027	234	233	0.1	234
CivicPlus, LLC	One stop	SF +	5.75%	(i)	10.21%				08/2027	171	170	—	171
CivicPlus, LLC(25)	One stop	SF +	11.75%	(j)	17.00%	PIK			06/2034	213	210	—	215
CivicPlus, LLC	One stop	SF +	6.00%		N/A(6)				08/2027	—	—	—	—
Critical Start, Inc.^(25)	One stop	SF +	6.75%	(i)	7.41%	cash/	3.63%	PIK	05/2028	200	199	—	198
Critical Start, Inc.^(25)	One stop	SF +	6.75%	(i)	7.41%	cash/	3.63%	PIK	05/2028	109	108	—	108
Critical Start, Inc.	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.50%	(c)(d)	9.15%	PIK			07/2029	887	828	0.2	878
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.50%	(d)	9.15%	PIK			07/2029	83	80	—	81
Goldcup 31018 AB(8)(9)(16)	One stop	E +	6.25%	(d)	9.02%				01/2029	66	63	—	65
Kentik Technologies, Inc.(25)	Second lien	SF +	12.25%	(i)	16.55%	PIK			11/2029	53	50	—	51
Kentik Technologies, Inc.(5)	Second lien	SF +	12.25%		N/A(6)				11/2029	—	(1)	—	(2)
Netwrix Corporation^	One stop	SF +	4.75%	(i)	9.06%				06/2029	4,375	4,356	0.9	4,375
Netwrix Corporation(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(i)	9.06%				06/2029	146	113	—	146
Netwrix Corporation	One stop	SF +	4.75%	(i)	9.06%				06/2029	619	615	0.1	619
PDQ Intermediate, Inc.(25)	Subordinated debt	N/A			13.75%	PIK			10/2031	61	60	—	61
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				04/2031	—	(3)	—	—
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				04/2031	—	(1)	—	—
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.75%	(i)	7.41%	cash/	3.63%	PIK	04/2031	8,133	8,099	1.6	8,133
WPEngine, Inc.^	One stop	SF +	6.50%	(i)	10.82%				08/2029	443	437	0.1	443
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	10.81%				07/2027	433	433	0.1	433
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	10.81%				07/2027	172	170	—	172
										16,763	16,580	3.2	16,746
Leisure Products
Crunch Holdings, LLC(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(3)	—	—
Crunch Holdings, LLC^	One stop	SF +	4.50%	(h)	8.82%				09/2031	5,105	5,082	1.0	5,105
Movement Holdings, LLC^(8)(10)	One stop	SF +	5.25%	(i)	9.55%				03/2030	2,407	2,387	0.4	2,407
Movement Holdings, LLC(5)(8)(10)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(3)	—	—
Movement Holdings, LLC(5)(8)(10)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(13)	—	—
										7,512	7,450	1.4	7,512
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.30%				11/2029	6,264	6,136	1.2	6,264
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(20)	—	—
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.30%				11/2029	848	840	0.2	848
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	—
Graphpad Software, LLC^	One stop	SF +	4.75%	(i)	9.05%				06/2031	2,622	2,610	0.5	2,622
Graphpad Software, LLC	One stop	SF +	4.75%	(i)	9.05%				06/2031	66	63	—	66
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PAS Parent Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2028	$—	$(3)	—%	$—
PAS Parent Inc.^	One stop	SF +	4.75%	(h)	9.07%				12/2028	2,723	2,692	0.5	2,723
PAS Parent Inc.(5)	One stop	SF +	4.75%	(h)	9.07%				12/2027	3	(1)	—	3
PAS Parent Inc.	One stop	SF +	4.75%	(h)	9.07%				12/2028	241	237	0.1	241
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(i)	4.30%	cash/	4.75%	PIK	03/2029	191	191	—	191
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(i)	4.30%	cash/	4.75%	PIK	03/2029	29	29	—	29
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	9.87%				08/2027	56	56	—	55
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	9.87%				08/2027	47	47	—	47
Unchained Labs, LLC	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	—
										13,090	12,875	2.5	13,089
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.75%	(h)	9.07%				08/2031	930	922	0.2	930
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	—
AI Titan Parent, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(1)	—	—
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(i)	9.80%				12/2030	8,216	8,148	1.6	8,216
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	9.80%				12/2030	910	896	0.2	910
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)(i)	9.81%				12/2029	385	376	—	385
										10,441	10,340	2.0	10,441
Marine
Project Nike Purchaser, LLC^	One stop	SF +	5.00%	(i)	9.30%				04/2029	4,345	4,319	0.9	4,345
Project Nike Purchaser, LLC^	One stop	SF +	5.00%	(i)	9.30%				04/2029	98	97	—	98
Project Nike Purchaser, LLC	One stop	SF +	5.00%	(i)	9.30%				04/2029	71	70	—	71
										4,514	4,486	0.9	4,514
Media
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(1)	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(i)	9.05%				06/2030	409	406	0.1	409
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(1)	—	—
										409	404	0.1	409
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(h)	9.82%				12/2029	5,631	5,564	1.1	5,631
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(5)	—	—
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
										5,631	5,558	1.1	5,631
Paper & Forest Products
Messenger, LLC^	One stop	SF +	5.25%	(i)	9.70%				12/2027	577	574	0.1	577
Messenger, LLC^	One stop	SF +	5.25%	(h)	9.67%				12/2027	174	173	0.1	174
Messenger, LLC	One stop	SF +	5.25%	(i)	9.70%				12/2027	87	87	—	87
Messenger, LLC	One stop	SF +	5.25%		N/A(6)				12/2027	—	—	—	—
Messenger, LLC(5)(8)(9)	One stop	SN +	5.25%		N/A(6)				12/2027	—	(1)	—	—
Messenger, LLC^(8)(9)	One stop	SN +	5.25%	(f)	0.0981				12/2027	1,013	976	0.2	1,013
Messenger, LLC^	One stop	SF +	5.25%	(i)	0.097				12/2027	589	584	0.1	589
										2,440	2,393	0.5	2,440
Pharmaceuticals
Caerus Midco 3 S.A.R.L.^(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	776	767	0.2	776
Caerus Midco 3 S.A.R.L.^(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	139	137	—	139
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(i)(j)	9.30%				05/2029	119	117	—	119
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(h)	9.33%				05/2029	2	1	—	2
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(i)(j)	9.30%				05/2029	20	20	—	20
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(i)	9.81%				10/2028	587	580	0.1	587
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(i)	9.81%				10/2028	197	195	0.1	197
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.50%	(i)	9.81%				10/2028	164	160	—	164
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(i)	9.81%				10/2027	14	13	—	14
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.50%	(i)	9.81%				10/2028	248	245	0.1	248
Cobalt Buyer Sub, Inc.(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(3)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Creek Parent, Inc.^	One stop	SF +	5.25%	(h)	9.57%				12/2031	$7,169	$7,049	1.4%	$7,169
Creek Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2031	—	(17)	—	—
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.20%	cash/	1.13%	PIK	08/2028	1,471	1,555	0.3	1,419
Spark Bidco Limited^(8)(9)(10)	Senior secured	SN +	6.00%	(f)	10.46%				08/2028	639	595	0.1	639
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(i)	10.30%				08/2028	475	469	0.1	475
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.20%	cash/	1.13%	PIK	08/2028	178	156	—	172
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	8.20%	cash/	1.13%	PIK	08/2028	156	146	—	151
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	4.88%		N/A(6)				02/2028	—	(1)	—	(3)
										12,354	12,184	2.4	12,288
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(j)	10.47%				05/2029	546	540	0.1	550
ALKU Intermediate Holdings, LLC^	One stop	SF +	5.50%	(j)	9.72%				05/2029	60	59	—	60
bswift, LLC^	One stop	SF +	4.75%	(i)	9.04%				11/2028	459	450	0.1	459
bswift, LLC	One stop	SF +	4.75%	(i)	9.07%				11/2028	2,615	2,601	0.5	2,615
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(j)	9.25%				10/2027	301	299	0.1	301
Citrin Cooperman Advisors LLC^	One stop	SF +	5.00%	(j)	9.28%				10/2027	131	128	—	131
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(j)	9.28%				10/2027	39	38	—	39
Citrin Cooperman Advisors LLC^	One stop	SF +	5.25%	(j)	9.63%				10/2027	21	21	—	21
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(i)(j)	9.73%				10/2027	145	145	—	145
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(i)	9.32%				09/2028	325	321	0.1	325
DISA Holdings Corp.(25)	Subordinated debt	SF +	8.50%	(i)	10.82%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.32%				09/2028	37	36	—	37
DISA Holdings Corp.	One stop	SF +	5.00%	(i)	9.32%				09/2028	46	45	—	46
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.31%				09/2028	34	32	—	34
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(i)	9.32%				09/2028	491	486	0.1	491
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.31%				09/2028	361	356	0.1	361
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(6)	—	—
Eclipse Buyer, Inc.^	One stop	SF +	4.75%	(h)	9.06%				09/2031	1,264	1,253	0.3	1,264
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(1)	—	—
Eliassen Group, LLC^	One stop	SF +	5.75%	(i)	10.05%				04/2028	73	73	—	72
Eliassen Group, LLC	One stop	SF +	5.75%	(i)	10.05%				04/2028	15	15	—	15
Filevine, Inc.^(25)	One stop	SF +	6.50%	(i)	8.46%	cash/	2.50%	PIK	04/2027	312	308	0.1	316
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC^	One stop	SF +	5.00%	(i)	9.29%				09/2028	683	673	0.1	683
IG Investments Holdings, LLC	One stop	SF +	5.00%		N/A(6)				09/2028	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.50%	(i)	9.94%				11/2028	3,187	3,175	0.6	3,059
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.50%	(i)	9.95%				11/2028	217	216	—	207
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.50%	(i)	9.95%				11/2028	234	232	—	224
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(i)	9.06%				12/2028	938	933	0.2	938
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(i)	9.06%				12/2028	132	131	—	132
Procure Acquireco, Inc.	One stop	SF +	4.75%		N/A(6)				12/2028	—	—	—	—
Procure Acquireco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2028	—	(3)	—	—
Procure Acquireco, Inc.	One stop	SF +	4.75%	(i)	9.05%				12/2028	139	138	—	139
Varicent Intermediate Holdings Corporation^(8)(11)(25)	One stop	SF +	6.00%	(i)	7.05%	cash/	3.25%	PIK	08/2031	5,249	5,180	1.0	5,249
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop	SF +	5.50%		N/A(6)				08/2031	—	(9)	—	—
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop	SF +	6.00%		N/A(6)				08/2031	—	(7)	—	—
										18,106	17,909	3.4	17,965
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.^	One stop	SF +	5.00%	(i)	9.30%				06/2029	$8,530	$8,479	1.6%	$8,530
Anaplan, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2028	—	(1)	—	—
Anaplan, Inc.^	One stop	SF +	5.00%	(i)	9.30%				06/2029	167	165	—	167
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	9.71%				06/2029	661	614	0.1	661
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	9.71%				06/2029	345	311	0.1	345
Arrow Buyer, Inc.^	One stop	SF +	5.75%	(i)	10.05%				07/2030	2,022	1,984	0.4	2,022
Arrow Buyer, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2030	—	(5)	—	—
Arrow Buyer, Inc.	One stop	SF +	5.75%	(i)	10.05%				07/2030	133	132	—	133
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.50%	(i)	8.80%				05/2031	453	449	0.1	453
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.29%	cash/	3.25%	PIK	07/2027	435	434	0.1	435
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.29%	cash/	3.25%	PIK	07/2027	91	91	—	91
Auvik Networks Inc.(8)(11)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.29%	cash/	3.25%	PIK	07/2027	73	73	—	73
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.50%	(h)	10.82%				03/2031	839	829	0.2	839
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(h)	10.82%				03/2031	1,907	1,882	0.4	1,907
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				03/2031	—	(4)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(2)	—	—
Baxter Planning Systems, LLC^(25)	One stop	SF +	6.25%	(j)	7.30%	cash/	3.38%	PIK	05/2031	1,256	1,248	0.2	1,256
Bayshore Intermediate #2, L.P.(5)	One stop	SF +	5.75%		N/A(6)				10/2027	—	(16)	—	—
Bayshore Intermediate #2, L.P.^(25)	One stop	SF +	6.25%	(i)	7.18%	cash/	3.38%	PIK	10/2028	4,842	4,804	0.9	4,842
BestPass, Inc.^	One stop	SF +	5.25%	(h)	9.57%				08/2031	6,231	6,203	1.2	6,231
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(3)	—	—
BestPass, Inc.(5)	One stop	SF +	5.25%		N/A(6)				08/2031	—	(4)	—	—
Bloomerang, LLC^	One stop	SF +	6.00%	(i)	10.30%				12/2029	4,643	4,606	0.9	4,643
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(8)	—	—
Bloomerang, LLC	One stop	SF +	6.00%	(i)	10.31%				12/2029	464	453	0.1	464
Bottomline Technologies, Inc.^	One stop	SF +	5.25%	(i)	9.55%				05/2029	1,528	1,510	0.3	1,528
Bottomline Technologies, Inc.^	One stop	SF +	5.75%	(i)	10.05%				05/2029	274	270	0.1	274
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(1)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(i)	10.30%				01/2029	507	497	0.1	507
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(i)	10.30%				01/2029	134	131	—	134
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(12)	One stop	SF +	6.00%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(12)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(f)	9.96%				08/2030	662	641	0.1	662
Camelia Bidco Limited^(8)(9)(10)	One stop	A +	5.50%	(e)	9.62%				08/2030	40	40	—	40
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(f)	9.96%				08/2030	94	88	—	94
Camelia Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(5)	—	—
CB Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				07/2031	—	(5)	—	—
CB Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.30%				07/2031	5,605	5,556	1.1	5,605
CB Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				07/2031	—	(7)	—	—
Coupa Holdings, LLC^	One stop	SF +	5.25%	(i)	9.54%				02/2030	3,056	2,996	0.6	3,056
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2030	—	(3)	—	—
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(h)	11.07%				11/2030	11,639	11,499	2.2	11,639
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(15)	—	—
Daxko Acquisition Corporation^	One stop	SF +	5.00%	(h)	9.32%				10/2028	1,522	1,515	0.3	1,522
Daxko Acquisition Corporation	One stop	SF +	5.00%	(h)	9.32%				10/2028	128	127	—	128
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Daxko Acquisition Corporation(5)	One stop	SF +	5.00%		N/A(6)				10/2028	$—	$(2)	—%	$—
Daxko Acquisition Corporation	One stop	SF +	5.00%	(h)	9.32%				10/2028	8	8	—	8
Daxko Acquisition Corporation	One stop	SF +	5.00%	(h)	9.32%				10/2028	23	20	—	23
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	9.46%				08/2030	1,043	1,002	0.2	1,043
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	7.36%				08/2030	253	250	0.1	253
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	7.36%				08/2030	1,754	1,699	0.3	1,754
Denali Bidco Limited(8)(9)(10)	One stop	E +	5.00%	(c)	7.36%				08/2030	355	342	0.1	355
Denali Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				08/2030	—	(16)	—	—
Einstein Parent, Inc.	One stop	SF +	6.50%	(i)	10.79%				01/2031	4,001	3,924	0.8	3,921
Einstein Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(8)	—	(8)
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(4)	—	(7)
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(3)	—	(3)
Espresso Bidco, Inc.	One stop	SF +	5.25%	(i)	9.55%				03/2032	1,691	1,666	0.3	1,666
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.05%				09/2030	5,449	5,317	1.1	5,449
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(14)	—	—
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.05%				09/2030	395	391	0.1	395
Gainsight, Inc.	One stop	SF +	6.00%	(i)	10.46%				07/2027	761	757	0.1	755
Gainsight, Inc.	One stop	SF +	6.00%	(i)	10.46%				07/2027	63	63	—	62
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.79%	cash/	4.13%	PIK	07/2029	1,861	1,841	0.4	1,833
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.79%	cash/	4.13%	PIK	07/2029	1,216	1,201	0.2	1,198
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.79%	cash/	4.13%	PIK	07/2029	223	222	—	219
GTY Technology Holdings, Inc.	One stop	P +	5.00%	(a)(i)	11.95%				07/2029	52	47	—	47
GTY Technology Holdings, Inc.(25)	One stop	SF +	6.63%	(i)	6.81%	cash/	4.13%	PIK	07/2029	689	675	0.1	679
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	295	292	0.1	290
GTY Technology Holdings, Inc.(25)	One stop	SF +	6.63%	(i)	6.81%	cash/	4.13%	PIK	07/2029	2,026	1,996	0.4	1,995
Gurobi Optimization, LLC(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(4)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(i)	8.80%				09/2031	4,573	4,531	0.9	4,573
Hornet Security Holding GMBH^(8)(9)(10)	One stop	E +	4.75%	(d)	7.21%				02/2031	2,438	2,405	0.5	2,439
Hornet Security Holding GMBH^(8)(9)(10)	One stop	E +	4.75%	(d)	7.21%				02/2031	1,625	1,603	0.3	1,625
Hornet Security Holding GMBH(8)(9)(10)	One stop	E +	4.75%	(b)	7.14%				08/2030	99	91	—	99
Hornet Security Holding GMBH(5)(8)(9)(10)	One stop	E +	6.50%		N/A(6)				02/2031	—	(10)	—	—
Hyland Software, Inc.^	One stop	SF +	5.00%	(h)	9.32%				09/2030	13,192	13,037	2.5	13,192
Hyland Software, Inc.(5)	One stop	SF +	5.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.^	One stop	SF +	6.50%	(i)	10.79%				01/2030	7,751	7,627	1.5	7,751
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(12)	—	—
ICIMS, Inc.^(25)	One stop	SF +	5.75%	(i)	10.04%				08/2028	14,550	14,421	2.7	14,259
ICIMS, Inc.	One stop	SF +	5.75%	(i)	10.04%				08/2028	31	28	—	25
IQN Holding Corp. ^	One stop	SF +	5.25%	(i)	9.56%				05/2029	922	916	0.2	922
IQN Holding Corp.	One stop	SF +	5.25%	(i)	9.56%				05/2028	39	39	—	39
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(j)	7.78%	cash/	3.50%	PIK	07/2028	1,069	1,064	0.2	1,069
Island Bidco AB(8)(9)(16)(25)	One stop	E +	7.25%	(d)	2.58%	cash/	7.25%	PIK	07/2028	405	392	0.1	405
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(j)	7.78%	cash/	3.50%	PIK	07/2028	182	181	—	182
Island Bidco AB(8)(16)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(8)(9)(16)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
LeadsOnline, LLC^	One stop	SF +	4.75%	(i)	9.06%				02/2028	2,046	2,009	0.4	2,046
LeadsOnline, LLC^	One stop	SF +	4.75%	(i)	9.06%				02/2028	361	355	0.1	361
LeadsOnline, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC^	One stop	SF +	4.75%	(i)	9.05%				02/2028	202	201	—	202
Lighthouse Bidco GMBH(8)(9)(19)	One stop	E +	5.00%		N/A(6)				06/2031	—	—	—	—
Lighthouse Bidco GMBH^(8)(9)(19)	One stop	E +	5.00%	(c)	7.36%				12/2031	455	436	0.1	455
Lighthouse Bidco GMBH(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)				12/2031	—	(3)	—	—
LogicMonitor, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(4)	—	—
LogicMonitor, Inc.^	One stop	SF +	5.50%	(i)	9.79%				11/2031	5,031	5,001	1.0	5,031
Metatiedot Bidco Oy & Metatiedot US, LLC(5)(8)(9)(15)	One stop	E +	5.50%		N/A(6)				11/2030	—	(4)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.50%	(c)	8.00%				11/2031	$1,490	$1,434	0.3%	$1,490
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(15)	One stop	E +	5.50%	(c)	8.00%				11/2031	12	8	—	12
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(15)	One stop	SF +	5.50%	(i)	9.81%				11/2031	1,031	1,016	0.2	1,031
Ministry Brands Holdings LLC^	One stop	SF +	5.50%	(h)	9.92%				12/2028	1,169	1,163	0.2	1,146
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(h)	9.92%				12/2028	336	334	0.1	329
Ministry Brands Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	(1)	—	(2)
Navex TopCo, Inc.^	One stop	SF +	5.50%	(h)	9.82%				11/2030	10,979	10,802	2.1	10,979
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(14)	—	—
Naviga Inc.(7)	Senior secured	SF +	7.00%	(i)	11.30%				09/2025	6	6	—	2
Onit, Inc.	One stop	SF +	4.75%	(i)	9.05%				01/2032	504	499	0.1	499
Onit, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(1)	—	(1)
Onit, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(1)	—	(2)
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(12)	One stop	E +	6.00%	(c)	8.36%				11/2029	694	676	0.1	698
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(5)(8)(9)(12)	One stop	E +	5.25%		N/A(6)				11/2029	—	(5)	—	(5)
Panzura, LLC(25)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	63	59	—	56
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	6.50%	(c)	8.86%				01/2031	3,355	3,313	0.7	3,372
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	6.50%	(c)	8.86%				01/2031	230	225	—	231
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	6.50%	(c)	8.86%				01/2031	1,039	1,015	0.2	1,044
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	6.25%	(c)	8.61%				01/2031	120	112	—	120
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	6.25%	(i)	10.55%				01/2031	370	367	0.1	370
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	6.25%	(i)	10.55%				01/2031	246	240	—	247
PING Identity Holding Corp.^	One stop	SF +	4.75%	(i)	9.05%				10/2029	905	894	0.2	905
PING Identity Holding Corp.(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(i)	10.81%				09/2028	239	238	0.1	239
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(i)	10.81%				09/2028	146	145	—	146
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(i)	10.81%				09/2028	48	48	—	48
ProcessUnity Holdings, LLC	One stop	SF +	6.50%		N/A(6)				09/2028	—	—	—	—
ProcessUnity Holdings, LLC^	One stop	SF +	6.75%	(i)	11.06%				09/2028	400	398	0.1	400
QAD, Inc.^	One stop	SF +	4.75%	(h)	9.07%				11/2027	3,818	3,801	0.7	3,818
QAD, Inc.(5)	One stop	SF +	4.75%		N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.56%				06/2029	2,385	2,371	0.5	2,385
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.56%				06/2029	3,268	3,244	0.6	3,268
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.57%				06/2029	31	30	—	31
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(18)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.56%				06/2029	491	486	0.1	491
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.05%	(f)	7.96%	cash/	2.55%	PIK	07/2029	756	686	0.1	742
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	6.05%	(g)	7.81%	cash/	2.55%	PIK	07/2029	138	137	—	136
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.05%	(f)	7.96%	cash/	2.55%	PIK	07/2029	55	51	—	55
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.80%	(f)	8.46%	cash/	2.80%	PIK	07/2029	1,927	1,778	0.4	1,927
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(j)	8.97%				12/2028	4,127	4,105	0.8	4,127
Riskonnect Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				12/2028	—	(2)	—	—
Riskonnect Parent, LLC	One stop	SF +	4.75%	(j)	8.97%				12/2028	102	101	—	102
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(j)	8.97%				12/2028	3,331	3,301	0.6	3,331
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(j)	8.97%				12/2028	2,344	2,321	0.4	2,344
Riskonnect Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				12/2028	—	(1)	—	—
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(4)	—	—
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	5.50%	(c)	8.29%				07/2029	1,850	1,701	0.4	1,850
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.75%	(c)	8.50%				07/2029	151	146	—	152
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.75%	(c)	8.43%				07/2029	950	940	0.2	952
Templafy APS and Templafy, LLC^(8)(18)	One stop	SF +	6.00%	(h)	10.42%				07/2028	554	546	0.1	554
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(h)	9.32%				05/2031	217	206	—	217
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Togetherwork Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2031	$—	$(7)	—%	$—
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	9.32%				05/2031	8,640	8,575	1.7	8,640
Transform Bidco Limited(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(5)	—	(11)
Transform Bidco Limited(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(7)	—	(9)
Transform Bidco Limited^(8)(10)	One stop	SF +	7.00%	(i)	11.29%				01/2031	3,562	3,509	0.7	3,482
Transform Bidco Limited(8)(9)(10)	One stop	A +	7.00%	(e)	11.12%				01/2031	262	271	0.1	256
Transform Bidco Limited(8)(9)(10)	One stop	SN +	7.00%	(f)	11.46%				01/2031	42	41	—	41
Transform Bidco Limited(8)(10)	One stop	SF +	7.00%	(h)	11.31%				01/2031	401	393	0.1	392
Transform Bidco Limited(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(3)	—	(9)
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(3)	—	(3)
Tricentis Operations Holdings, Inc.(25)	One stop	SF +	6.25%	(i)	5.67%	cash/	4.88%	PIK	02/2032	5,288	5,262	1.0	5,261
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(5)	—	(5)
Vantage Bidco GMBH(8)(9)(19)(25)	One stop	E +	6.25%	(c)	5.48%	cash/	3.13%	PIK	04/2031	2,566	2,499	0.5	2,566
Vantage Bidco GMBH(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				10/2030	—	(6)	—	—
Varinem German Midco GMBH^(8)(9)(19)	One stop	E +	5.25%	(d)	7.84%				07/2031	2,128	2,126	0.4	2,139
Varinem German Midco GMBH(5)(8)(9)(19)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	(5)
Vendavo, Inc.	One stop	SF +	5.75%	(i)	10.15%				09/2027	1,083	1,079	0.2	1,018
Vendavo, Inc.	One stop	SF +	5.75%	(i)(j)	10.13%				09/2027	213	212	—	192
Vendavo, Inc.^	One stop	SF +	5.75%	(i)	10.15%				09/2027	87	87	—	82
Viper Bidco, Inc.^(8)(9)	One stop	SN +	5.00%	(f)	9.46%				11/2031	1,386	1,344	0.3	1,386
Viper Bidco, Inc.^	One stop	SF +	5.00%	(i)	9.30%				11/2031	2,929	2,915	0.6	2,929
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(1)	—	—
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(2)	—	—
WebPT, Inc.	One stop	SF +	6.25%	(i)	10.66%				01/2028	35	35	—	34
Zendesk, Inc.	One stop	SF +	5.00%		N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.	One stop	SF +	5.00%		N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(i)	9.30%				11/2028	9,404	9,293	1.8	9,404
										223,313	220,004	42.7	222,498
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.25%	(j)	9.72%				02/2028	872	863	0.2	855
Ave Holdings III, Corp^	One stop	SF +	5.25%	(j)	9.72%				02/2028	650	647	0.1	637
Ave Holdings III, Corp	One stop	SF +	5.25%	(j)	9.72%				02/2028	85	85	—	84
Ave Holdings III, Corp(5)	One stop	SF +	5.25%		N/A(6)				02/2028	—	(1)	—	(2)
Biscuit Parent, LLC^	One stop	SF +	4.75%	(i)	9.05%				02/2031	6,037	5,999	1.2	6,037
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(12)	—	—
Biscuit Parent, LLC	One stop	SF +	4.75%		N/A(6)				02/2031	—	—	—	—
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(i)	9.30%				10/2029	11,187	11,102	2.2	11,187
CVP Holdco, Inc.(5)	One stop	SF +	7.25%		N/A(6)				06/2030	—	(4)	—	—
CVP Holdco, Inc.^	One stop	SF +	4.75%	(h)	9.07%				06/2031	4,020	3,984	0.8	4,020
CVP Holdco, Inc.	One stop	SF +	4.75%	(h)	9.07%				06/2031	27	23	—	27
Metal Supermarkets US Buyer, LLC^(8)(11)	One stop	SF +	4.75%	(j)	8.97%				12/2030	1,100	1,095	0.2	1,100
Metal Supermarkets US Buyer, LLC(8)(11)	One stop	SF +	4.75%	(j)	8.97%				12/2030	13	13	—	13
PetVet Care Centers LLC^	One stop	SF +	6.00%	(h)	10.32%				11/2030	4,417	4,347	0.8	4,196
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(10)	—	(28)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(5)	—	—
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(i)	10.06%				08/2029	14,316	14,157	2.8	14,316
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	2,651	2,619	0.5	2,651
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	613	609	0.1	613
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	112	112	—	112
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	111	104	—	111
PPV Intermediate Holdings, LLC(25)	One stop	N/A			14.75%	PIK			08/2030	63	62	—	65
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(5)	—	—
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(i)	9.56%				08/2029	20	19	—	20
Radiance Borrower, LLC	One stop	SF +	5.25%	(h)	9.57%				06/2031	61	56	—	61
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Radiance Borrower, LLC^(25)	One stop	SF +	5.75%	(h)	7.32%	cash/	2.75%	PIK	06/2031	$6,463	$6,421	1.2%	$6,463
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	4,662	4,626	0.9	4,685
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	311	309	0.1	313
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	305	302	0.1	306
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	241	239	0.1	242
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	265	263	0.1	268
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	69	66	—	70
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	100	100	—	101
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	76	76	—	77
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	71	70	—	71
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	41	40	—	41
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	445	440	0.1	447
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				08/2028	—	(5)	—	3
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	138	137	—	138
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	141	140	—	142
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	93	92	—	94
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	13	13	—	13
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	479	476	0.1	482
Salon Lofts Group, LLC(5)(25)	Second lien	SF +	9.00%		N/A(6)				09/2029	—	(4)	—	7
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	51	51	—	52
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	151	150	—	151
Salon Lofts Group, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				08/2028	—	(1)	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	217	215	—	218
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	244	242	0.1	247
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(8)(11)	One stop	SF +	5.25%	(i)	9.55%				12/2029	1,066	1,052	0.2	1,066
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(8)(11)	One stop	SF +	5.25%	(a)(i)	9.76%				12/2028	281	278	0.1	281
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(8)(11)	One stop	SF +	5.25%	(i)	9.55%				12/2029	59	57	—	59
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(8)(9)(11)	One stop	CA +	5.25%	(k)	7.91%				12/2029	2,300	2,394	0.4	2,300
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(8)(9)(11)	One stop	CA +	5.25%	(k)	7.91%				12/2028	5	5	—	5
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	6.00%	(i)	10.57%				04/2028	195	193	—	195
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	6.00%	(i)	10.57%				04/2028	451	439	0.1	451
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	6.00%	(i)	10.57%				04/2028	172	170	—	172
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	6.00%	(i)	10.57%				04/2028	17	16	—	17
										65,477	64,921	12.5	65,252
Transportation Infrastructure
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(h)	9.32%				02/2032	86	82	—	82
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(h)	9.32%				02/2032	4,328	4,301	0.8	4,301
LDS Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(5)	—	(5)
										4,414	4,378	0.8	4,378
Water Utilities
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(h)(j)	9.05%				07/2031	554	549	0.1	554
Vessco Midco Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2031	—	(1)	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(h)(j)	9.06%				07/2031	49	48	—	49
										603	596	0.1	603

Total debt investments										758,233	748,316	144.8	754,984
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		02/2023	N/A	21	$207	—%	$158

Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A		11/2024	N/A	412	412	0.1	412

Automobiles
CAP-KSI Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	192	—	—	26
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	192	192	0.1	204
CG Group Holdings, LLC	LP units	N/A	N/A		07/2021	N/A	—	51	—	43
Go Car Wash Parent, Corp.(24)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	379	0.1	376
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		04/2022	N/A	—	166	—	—
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		07/2022	N/A	1	81	—	136
POY Holdings, LLC	LLC units	N/A	N/A		11/2022	N/A	41	20	—	73
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	125	125	—	149
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	25	25	—	28
Yorkshire Parent, Inc.	LP units	N/A	N/A		12/2023	N/A	—	45	—	53
								1,084	0.2	1,088
Auto Components
Arnott, LLC	LP units	N/A	N/A		12/2024	N/A	—	33	—	33

Beverages
Spindrift Beverage Co. Inc.	LP units	N/A	N/A		02/2025	N/A	1	705	0.1	705

Building Products
BECO Holding Company, Inc.(24)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	15	2,022	0.4	2,195
BECO Holding Company, Inc.	LP interest	N/A	N/A		11/2021	N/A	1	103	—	93
								2,125	0.4	2,288
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		10/2021	N/A	36	36	—	50
CHA Vision Holdings, Inc.	LP units	N/A	N/A		01/2024	N/A	—	38	—	45
Radwell Parent, LLC	LP units	N/A	N/A		03/2022	N/A	1	105	—	102
								179	—	197
Containers & Packaging
Chase Intermediate	LP units	N/A	N/A		04/2022	N/A	19	10	—	35

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A		05/2024	N/A	32	81	—	128
DP Flores Holdings, LLC	LLC units	N/A	N/A		09/2022	N/A	93	74	—	136
EMS LINQ, LLC	LP interest	N/A	N/A		12/2021	N/A	33	33	—	21
HS Spa Holdings, Inc.	Common stock	N/A	N/A		05/2022	N/A	31	31	—	31
NSG Buyer, Inc. (8)	LP units	N/A	N/A		11/2022	N/A	1	588	0.2	774
Virginia Green Acquisition, LLC	LP units	N/A	N/A		12/2023	N/A	33	33	—	39
								840	0.2	1,129
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A		01/2025	N/A	2	9	—	9

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A	12/2024	N/A	47	$47	—%	$47

Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A	07/2021	N/A	—	34	—	11
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A	09/2022	N/A	—	1	—	2
							35	—	13
Healthcare Providers & Services
ERC Topco Holdings, LLC	LLC units	N/A	N/A	03/2025	N/A	—	412	0.1	412
Suveto Buyer, LLC	Common stock	N/A	N/A	11/2021	N/A	—	35	—	23
							447	0.1	435
Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A	05/2024	N/A	137	136	—	136

Hotels, Restaurants & Leisure
Harri US LLC	Preferred stock	N/A	N/A	10/2023	N/A	4	50	—	68
Harri US LLC	LLC units	N/A	N/A	02/2022	N/A	5	43	—	36
Harri US LLC	Preferred stock	N/A	N/A	10/2021	N/A	5	30	—	30
Harri US LLC	Warrant	N/A	N/A	10/2021	N/A	2	7	—	10
Harri US LLC	Warrant	N/A	N/A	03/2024	N/A	5	—	—	70
Harri US LLC	Warrant	N/A	N/A	02/2025	N/A	—	—	—	—
PB Group Holdings, LLC	LP units	N/A	N/A	08/2024	N/A	34	78	—	99
Rooster BidCo Limited(8)(10)	Preferred stock	N/A	N/A	03/2025	N/A	118	123	0.1	123
							331	0.1	436
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A	11/2023	N/A	2	34	—	41

IT Services
Critical Start, Inc.	Common stock	N/A	N/A	05/2022	N/A	17	17	—	10
Kentik Technologies, Inc.	Preferred stock	N/A	N/A	09/2021	N/A	33	189	0.1	189
Kentik Technologies, Inc.	Warrant	N/A	N/A	11/2024	N/A	—	3	—	3
Netwrix Corporation	LLC units	N/A	N/A	06/2022	N/A	4	8	—	10
							217	0.1	212
Leisure Products
Movement Holdings, LLC(8)(10)	LLC units	N/A	N/A	03/2024	N/A	—	144	—	106

Life Sciences Tools & Services
Celerion Buyer, Inc.(24)	LP units	N/A	N/A	11/2022	N/A	275	230	0.1	188
Celerion Buyer, Inc.	LP units	N/A	N/A	11/2022	N/A	275	—	0.1	415
PAS Parent Inc.	LP interest	N/A	N/A	12/2021	N/A	1	82	—	96
PAS Parent Inc.	Preferred stock	N/A	N/A	03/2023	N/A	—	12	—	17
Reaction Biology Corporation	LLC units	N/A	N/A	03/2025	N/A	10	341	0.1	341
							665	0.3	1,057
Paper & Forest Products
Messenger, LLC	LLC units	N/A	N/A	12/2021	N/A	1	99	—	96
Messenger, LLC	LLC units	N/A	N/A	12/2021	N/A	—	—	—	—
							99	—	96
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Cobalt Buyer Sub, Inc.(24)	Preferred stock	N/A			13.75%	Non-Cash	10/2021	N/A	—	$721	0.1%	$796
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		10/2021	N/A	—	10	—	11
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		10/2021	N/A	—	—	—	—
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	318	318	0.1	337
										1,049	0.2	1,144
Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	531	0.1	541
Enboarder, Inc.(8)(13)	Preferred stock	N/A			N/A		01/2022	N/A	3	32	—	21
Filevine, Inc.	Preferred stock	N/A			N/A		04/2022	N/A	36	231	0.1	472
Filevine, Inc.	Preferred stock	N/A			N/A		05/2024	N/A	2	15	—	27
Filevine, Inc.	Warrant	N/A			N/A		04/2022	N/A	5	8	—	59
Procure Acquireco, Inc.	LP interest	N/A			N/A		12/2021	N/A	—	42	—	64
										859	0.2	1,184
Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	336	336	0.1	548
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		07/2021	N/A	2	17	—	24
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		02/2023	N/A	—	2	—	3
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		10/2021	N/A	243	243	0.1	296
CB Buyer, Inc.	LP units	N/A			N/A		07/2024	N/A	77	77	—	54
Cynet Security Ltd.(8)(17)	Preferred stock	N/A			N/A		08/2022	N/A	13	46	—	62
Denali Bidco Limited(8)(10)	LP interest	N/A			N/A		08/2023	N/A	35	46	—	73
Energy Worldnet, LLC	LLC units	N/A			N/A		02/2025	N/A	50	52	—	52
GTY Technology Holdings, Inc.	LP units	N/A			N/A		07/2022	N/A	26	26	—	60
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	63	—	74
Kaseya Inc.(24)	Preferred stock	SF +	10.75%	(i)	15.03%	Non-Cash	06/2022	N/A	1	1,623	0.3	1,694
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	46	46	—	53
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	257
Ministry Brands Holdings LLC	LP interest	N/A			N/A		12/2021	N/A	46	46	—	38
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	6	—	8
Panzura, LLC	LLC units	N/A			N/A		03/2025	N/A	1	4	—	—
QAD, Inc.(24)	Preferred stock	N/A			9.00%	Non-Cash	11/2021	N/A	—	116	—	123
QAD, Inc.	Common stock	N/A			N/A		11/2021	N/A	7	—	—	—
Riskonnect Parent, LLC(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	1	1,315	0.3	1,313
Riskonnect Parent, LLC(24)	Preferred stock	SF +	10.50%	(i)	14.80%	Non-Cash	07/2022	N/A	1	897	0.2	937
Riskonnect Parent, LLC	LP interest	N/A			N/A		11/2021	N/A	52	52	—	60
Riskonnect Parent, LLC(24)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	53	—	57
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	9
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	91	399	0.1	428
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	40
Zendesk, Inc.	LP units	N/A			N/A		11/2022	N/A	21	211	0.1	207
										5,974	1.3	6,470
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp(24)	Preferred stock	N/A	11.50%	Non-Cash	02/2022	N/A	1	$1,307	0.3%	$1,242
Ave Holdings III, Corp	LP units	N/A	N/A		02/2022	N/A	—	127	—	21
Metal Supermarkets US Buyer, LLC(8)(11)	LLC units	N/A	N/A		12/2024	N/A	—	—	—	—
Metal Supermarkets US Buyer, LLC(8)(11)	Preferred stock	N/A	N/A		12/2024	N/A	—	33	—	30
Salon Lofts Group, LLC	LP units	N/A	N/A		08/2022	N/A	—	115	—	81
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		04/2022	N/A	—	5	—	5
								1,587	0.3	1,379

Total equity investments								17,228	3.6	18,810

Total investments								765,544	148.4	773,794

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.2%	(26)				$11,246	2.2%	$11,246
Total money market funds								11,246	2.2	11,246
Total investments and money market funds								$776,790	150.6%	$785,040
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2025
(Dollar and share amounts in thousands)

^	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Australian Interbank Rate (‘‘AUD” or ‘‘A”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2025, as the loan could have priced or repriced based on an index rate prior to March 31, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of March 31, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.36% as of March 31, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.34% as of March 31, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.34% as of March 31, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.13% as of March 31, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.46% as of March 31, 2025.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.41% as of March 31, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.32% as of March 31, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 4.29% as of March 31, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 4.19% as of March 31, 2025.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.66% as of March 31, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2025.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 6.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of March 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of March 31, 2025, meaning that the Company has ceased recognizing interest income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, total non-qualifying assets at fair value represented 11.1% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2025 .
(26)The rate shown is the annualized seven-day yield as of March 31, 2025.
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

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
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
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 6.
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

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. On August 2, 2024, the Company’s board of directors (the “Board”) designated the Investment Adviser as the Company’s valuation designee (“Valuation Designee”) in accordance with Rule 2a-5 under the 1940 Act. As of such date, the Valuation Designee is responsible for determining the fair value of the Company’s portfolio investments, subject to oversight of the Board. In accordance with ASC Topic 820, the Valuation Designee has categorized the Company’s financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Investment Adviser’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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
Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and six months ended March 31, 2025, the Company received Loan Origination Fees that were capitalized of $675 and $1,614, respectively. For the three and six months ended March 31, 2024, the Company received Loan Origination Fees that were capitalized of $1,119 and $4,160, respectively. For the three and six months ended March 31, 2025, interest income included $1,003 and $1,530, respectively, of Discount Amortization. For the three and six months ended March 31, 2024, interest income included $430 and $801, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2025, investment income included $1,061 and $2,337, respectively, of PIK interest and the Company capitalized PIK interest of $1,061 and $2,337, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2024, investment income included $1,017 and $1,962, respectively, of PIK interest and the Company capitalized PIK interest of $1,009 and $1,907, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For both the three and six months ended March 31, 2025, fee income included $112 from non-recurring prepayment premiums. For the three and six months ended March 31, 2024, fee income included $0 and $3 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

For the three and six months ended March 31, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $18,546 and $37,700, respectively. For the three and six months ended March 31, 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $12,209 and $19,049, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2025, the Company recognized PIK and non-cash dividend income of $368 and $702, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2024, the Company recognized PIK and non-cash dividend income of $290 and $551, respectively, which were capitalized into the cost basis of certain preferred equity investments. For both the three and six months ended March 31, 2025, the Company received $339 cash payments of accrued and capitalized preferred dividends. For the three and six months ended March 31, 2024, the Company received no cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
as a reduction in the cost basis of the investment. For the three months ended March 31, 2025, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash. For the six months ended March 31, 2025, the Company recorded dividend income received in cash of $42 and return of capital distributions received in cash of $64. For the three and six months ended March 31, 2024, the Company did not record any dividend income received in cash and recorded return of capital distributions received in cash of $0 and $97, respectively.

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

Non-accrual loans: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of March 31, 2025 and September 30, 2024, was $1,148 and $2,264, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2025, the Company did not record any U.S. federal excise tax expense. For the three and six months ended March 31, 2024, $16 and $91, respectively, was recorded for U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2025. The Company’s tax returns for 2021 through 2023 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2025 and September 30, 2024, the Company had deferred debt issuance costs of $2,135 and $1,933, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2025 was $248 and $587, respectively. Amortization expense for deferred debt issuance costs three and six months ended March 31, 2024 was $189 and $361, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2025, there was no amortization of deferred offering costs. For the three and six months ended March 31, 2024, the Company amortized $31 and $63, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.
Recent accounting updates: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

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

As of March 31, 2025 and September 30, 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2025		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$542,551	$517,826	$512,551	$457,911

As of March 31, 2025 and September 30, 2024, the ratio of total contributed capital to total capital subscriptions was 95.4% and 89.3%, respectively, and the Company had uncalled capital commitments of $24,725 and $54,640, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLC common stock issued for the six months ended March 31, 2025 and 2024:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the six months ended March 31, 2024
Issuance of shares	10/27/23	1,396,651.533	$15.00	$20,950
Issuance of shares	11/28/23	1,396,651.533	15.00	20,950
Issuance of shares	12/29/23	3,015,877.266	15.00	45,238
Issuance of shares	02/27/24	902,286.667	15.00	13,534
Issuance of shares	03/25/24	1,764,086.666	15.00	26,461
Shares issued for capital drawdowns		8,475,553.665		$127,133

Shares issued for the six months ended March 31, 2025
Issuance of shares	12/17/24	2,031,000.000	$15.00	$30,465
Issuance of shares	03/25/25	1,963,333.333	15.00	29,450
Shares issued for capital drawdowns		3,994,333.333		$59,915
Issuance of shares	12/18/24	776.116	$15.00	$11
Issuance of shares	01/08/25	798.201	15.00	12
Issuance of shares	02/18/25	989.672	15.00	15
Issuance of shares	03/18/25	730.773	15.00	11
Shares issued through DRIP		3,294.762		$49

Note 4. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently re-approved the Investment Advisory Agreement in May 2025. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GDLC, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. The Investment Adviser has agreed to certain waivers with respect to

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
the base management fee for the periods following July 1, 2021, the initial closing date for the private placement of shares of the Company's common stock, and will irrevocably waive 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2021 to June 30, 2022; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2022 to June 30, 2023; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2023 to June 30, 2024.

The base management fee incurred for the three and six months ended March 31, 2025 was $1,917 and $3,757, respectively. For both the three and six months ended March 31, 2025, the base management fee irrevocably waived by the Investment Adviser was $0. The base management fee incurred for the three and six months ended March 31, 2024 was $1,257 and $2,255, respectively, and the base management fee irrevocably waived by the Investment Adviser was $419 and $751, respectively.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 1.5% quarterly. If market interest rates rise, it is possible that the Company will be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.

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
•100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 10.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the ‘‘catch-up’’ provision; and
•10.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

For the three and six months ended March 31, 2025, the Income Incentive Fee incurred was $1,279 and $2,494, respectively. For the three and six months ended March 31, 2024, the Income Incentive Fee incurred was $1,058 and $1,896, respectively.

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

For the three and six months ended March 31, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of both March 31, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to March 31, 2025.

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

For the three months ended March 31, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $24. For the six months ended March 31, 2025, the Company accrued a capital gain incentive fee under GAAP of $27. For the three and six months ended March 31, 2024, the Company accrued a capital gain incentive fee under GAAP of $359. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of March 31, 2025 and September 30, 2024, there was $416 and $389, respectively, of cumulative accrual for capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

As of March 31, 2025 and September 30, 2024, included in accounts payable and other liabilities is $271 and $211, respectively, for accrued allocated shared services under the Administration Agreement.

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

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both March 31, 2025 and September 30, 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2025 were $426 and $677, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2024 were $234 and $459, respectively. As of March 31, 2025 and September 30, 2024, accounts payable and other liabilities included $289 and $251, net of waiver of the reimbursement of operating expenses, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of March 31, 2025, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of March 31, 2025, the Company has issued 6,806,927.360 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102,011 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of March 31, 2025, GDLCF has an aggregate commitment of $300,000. As of March 31, 2025, the Company has issued 18,678,686.988 shares of its common stock to GDLC Feeder Fund L.P. in exchange for aggregate capital contributions totaling $280,075.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2025, permits the Company to borrow a maximum of $70,000 and expires on October 21, 2027. Refer to Note 7 for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Investments

Investments as of March 31, 2025 and September 30, 2024 consisted of the following:

	As of March 31, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$39,471	$39,116	$39,335	$43,122	$42,519	$42,954
One stop	713,020	703,490	709,902	634,349	623,795	629,153
Second lien	5,261	5,236	5,273	1,547	1,527	1,547
Subordinated debt	481	474	474	481	472	467
Equity	N/A	17,228	18,810	N/A	14,772	15,825
Total	$758,233	$765,544	$773,794	$679,499	$683,085	$689,946

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of March 31, 2025			As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$145,300	19.0%		$132,167	19.3%
Midwest	143,970	18.8		113,648	16.6
Northeast	62,952	8.2		76,128	11.1
Southeast	125,191	16.4		108,288	15.9
Southwest	91,026	11.9		92,107	13.5
West	119,993	15.7		106,436	15.6
Canada	10,708	1.4		606	0.1
United Kingdom	40,017	5.2		24,496	3.6
Netherlands	1,298	0.2		4,196	0.6
Australia	32	0.0	*	32	0.0	*
Luxembourg	111	0.0	*	1,013	0.1
Finland	5,241	0.7		2,783	0.4
Sweden	2,608	0.3		2,482	0.4
Israel	46	0.0	*	46	0.0	*
Denmark	554	0.0	*	552	0.1
Germany	15,929	2.1		17,543	2.6
France	568	0.1		562	0.1
Total	$765,544	100.0%		$683,085	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2025			As of September 30, 2024
Fair Value:
United States
Mid-Atlantic	$147,034	19.0%		$132,842	19.3%
Midwest	145,995	18.9		115,394	16.7
Northeast	63,577	8.2		76,955	11.2
Southeast	126,315	16.3		108,973	15.8
Southwest	91,546	11.8		92,640	13.4
West	120,942	15.6		106,954	15.5
Canada	10,729	1.4		616	0.1
United Kingdom	40,459	5.2		25,580	3.7
Netherlands	1,334	0.2		3,824	0.6
Australia	21	0.0	*	21	0.0	*
Luxembourg	110	0.0	*	1,017	0.1
Finland	5,487	0.7		3,040	0.4
Sweden	2,680	0.4		2,604	0.4
Israel	62	0.0	*	60	0.0	*
Denmark	563	0.1		565	0.1
Germany	16,366	2.1		18,282	2.6
France	574	0.1		579	0.1
Total	$773,794	100.0%		$689,946	100.0%

* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2025 and September 30, 2024 were as follows:

	As of March 31, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$7,702	1.0%	$7,700	1.1%
Air Freight & Logistics	4,705	0.6	—	—
Auto Components	12,331	1.6	9,942	1.5
Automobiles	44,621	5.8	36,549	5.4
Banks	2,164	0.3	1,566	0.2
Beverages	7,873	1.0	5,419	0.8
Building Products	5,912	0.8	5,801	0.8
Capital Markets	5,624	0.7	4,813	0.7
Chemicals	3,977	0.5	3,915	0.6
Commercial Services & Supplies	31,960	4.2	38,123	5.6
Construction & Engineering	933	0.1	323	0.0	*
Containers & Packaging	6,942	0.9	6,276	0.9
Diversified Consumer Services	52,840	6.9	47,188	6.9
Diversified Financial Services	12,123	1.6	12,080	1.8
Electric Utilities	591	0.1	—	—
Electrical Equipment	2,448	0.3	237	0.0	*
Electronic Equipment, Instruments & Components	2,130	0.3	2,131	0.3
Food & Staples Retailing	456	0.1	456	0.1
Food Products	10,055	1.3	12,215	1.8
Healthcare Equipment & Supplies	9,723	1.3	9,115	1.3
Healthcare Providers & Services	27,945	3.6	21,580	3.2
Healthcare Technology	26,231	3.4	14,374	2.1
Hotels, Restaurants & Leisure	20,700	2.7	19,709	2.9
Industrial Conglomerates	9,314	1.2	4,420	0.6
Insurance	65,572	8.6	47,379	6.9
IT Services	16,797	2.2	16,225	2.4
Leisure Products	7,594	1.0	7,610	1.1
Life Sciences Tools & Services	13,540	1.8	13,153	1.9
Machinery	10,340	1.4	9,733	1.4
Marine	4,486	0.6	4,510	0.7
Media	404	0.1	406	0.1
Oil, Gas & Consumable Fuels	5,558	0.7	5,436	0.8
Paper & Forest Products	2,492	0.3	2,490	0.4
Pharmaceuticals	13,233	1.7	5,789	0.8
Professional Services	18,768	2.4	14,964	2.2
Software	225,978	29.5	227,004	33.2
Specialty Retail	66,508	8.7	63,881	9.4
Transportation Infrastructure	4,378	0.6	—	—
Water Utilities	596	0.1	573	0.1
Total	$765,544	100.0%	$683,085	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$7,898	1.0%	$7,949	1.1%
Air Freight & Logistics	4,745	0.6	—	—
Auto Components	12,387	1.6	10,081	1.5
Automobiles	45,011	5.8	36,737	5.3
Banks	2,194	0.3	1,596	0.2
Beverages	8,005	1.0	5,510	0.8
Building Products	6,096	0.8	5,974	0.9
Capital Markets	5,640	0.7	4,871	0.7
Chemicals	3,675	0.5	3,518	0.5
Commercial Services & Supplies	32,312	4.2	38,601	5.6
Construction & Engineering	934	0.1	325	0.0	*
Containers & Packaging	6,991	0.9	6,299	0.9
Diversified Consumer Services	52,819	6.8	47,660	6.9
Diversified Financial Services	12,280	1.6	12,226	1.8
Electric Utilities	593	0.1	—	—
Electrical Equipment	2,480	0.3	242	0.0	*
Electronic Equipment, Instruments & Components	2,208	0.3	2,220	0.3
Food & Staples Retailing	378	0.0 *	435	0.1
Food Products	10,157	1.3	12,339	1.8
Healthcare Equipment & Supplies	9,862	1.3	9,214	1.3
Healthcare Providers & Services	28,343	3.7	21,050	3.1
Healthcare Technology	26,511	3.4	14,574	2.1
Hotels, Restaurants & Leisure	20,972	2.7	19,927	2.9
Industrial Conglomerates	9,511	1.2	4,430	0.6
Insurance	66,378	8.6	48,147	7.0
IT Services	16,958	2.2	16,478	2.4
Leisure Products	7,618	1.0	7,639	1.1
Life Sciences Tools & Services	14,146	1.8	13,302	1.9
Machinery	10,441	1.4	9,831	1.4
Marine	4,514	0.6	4,495	0.7
Media	409	0.1	411	0.1
Oil, Gas & Consumable Fuels	5,631	0.7	5,516	0.8
Paper & Forest Products	2,536	0.3	2,558	0.4
Pharmaceuticals	13,432	1.7	5,888	0.9
Professional Services	19,149	2.5	15,168	2.2
Software	228,968	29.6	229,946	33.3
Specialty Retail	66,631	8.6	64,217	9.3
Transportation Infrastructure	4,378	0.6	—	—
Water Utilities	603	0.1	572	0.1
Total	$773,794	100.0%	$689,946	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2025 and September 30, 2024, were valued using Level 3 inputs. As of both March 31, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of March 31, 2025 and September 30, 2024:

As of March 31, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$754,984	$754,984
Equity investments(1)	—	—	18,810	18,810
Money market funds(1)(2)	11,246	—	—	11,246
Total assets, at fair value:	$11,246	$—	$773,794	$785,040

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$674,121	$674,121
Equity investments(1)	—	—	15,825	15,825
Money market funds(1)(2)	5,658	—	—	5,658
Total assets, at fair value:	$5,658	$—	$689,946	$695,604

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2025, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2025 was $2,458 and $4,004, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2024, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2024 was $4,300 and $5,450, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2025 and 2024:

	For the six months ended March 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$674,121	$15,825	$689,946
Net change in unrealized appreciation (depreciation) on investments	2,080	529	2,609
Net translation of investments in foreign currencies	(1,220)	—	(1,220)
Realized gain (loss) on investments	(1,681)	(39)	(1,720)
Realized gain (loss) on translation of investments in foreign currencies	(94)	—	(94)
Fundings of (proceeds from) revolving loans, net	940	—	940
Fundings of investments	128,893	2,840	131,733
PIK interest and non-cash dividends	2,337	702	3,039
Proceeds from non-cash dividends	—	(339)	(339)
Proceeds from principal payments and sales of portfolio investments	(51,922)	(708)	(52,630)
Accretion of discounts and amortization of premiums	1,530	—	1,530
Fair value, end of period	$754,984	$18,810	$773,794

	For the six months ended March 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$307,905	$12,581	$320,486
Net change in unrealized appreciation (depreciation) on investments	3,978	988	4,966
Net translation of investments in foreign currencies	525	—	525
Realized gain (loss) on investments	—	(3)	(3)
Realized gain (loss) on translation of investments in foreign currencies	20	—	20
Fundings of (proceeds from) revolving loans, net	303	—	303
Fundings of investments	211,148	625	211,773
PIK interest and non-cash dividends	1,907	551	2,458
Proceeds from principal payments and sales of portfolio investments	(5,048)	(341)	(5,389)
Accretion of discounts and amortization of premiums	801	—	801
Fair value, end of period	$521,539	$14,401	$535,940

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$39,335	Yield analysis	Market interest rate	8.5% - 12.5% (9.3%)
		Market comparable companies	EBITDA multiples	2.8x - 20.5x (11.1x)
One stop loans(3)(4)	$691,774	Yield analysis	Market interest rate	4.0% - 20.0% (9.4%)
		Market comparable companies	EBITDA multiples	5.4x - 38.0x (16.2x)
		Market comparable companies	Revenue multiples	1.5x - 18.0x (9.2x)
	18,128	Broker/ dealer bids or quotes	Broker/ dealer bids or quotes	N/A
Subordinated debt and second lien loans(5)	$5,747	Yield analysis	Market interest rate	9.3% - 17.3% (10.7%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (13.7x)
		Market comparable companies	Revenue multiples	8.5x
Equity(6)	$18,810	Market comparable companies	EBITDA multiples	8.5x - 29.2x (15.6x)
			Revenue multiples	1.5x - 18.0x (13.0x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$153 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $587,544 and $104,230 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(4)$884 of loans at fair value were valued using the market comparable companies approach only.
(5)The Company valued $5,698 and $49 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively.
(6)The Company valued $16,434 and $2,376 of equity investments using EBITDA and revenue multiples, respectively.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using applicable implied market rates.

The following are the carrying values and fair values of the Company’s debt as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$272,345	$272,345	$244,053	$244,053

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2025, the Company’s asset coverage for borrowed amounts was 288.3%.

DB Credit Facility: On May 14, 2024 (the “DB Credit Facility Effective Date”), the Company and GDLC Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents party thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GDLC Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through May 14, 2027, unless there is an earlier termination or event of default. Through a series of amendments, most recently on October 17, 2024, the Company amended the DB Credit Facility to, among other things, (i) increase the borrowing capacity from $300,000 to $450,000 and decrease the applicable margin to 2.10% per annum during the DB Credit Facility Revolving Period, and 2.60% per annum after the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged. The DB Credit Facility will mature on May 14, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. As of March 31, 2025, the DB Credit Facility allowed GDLC Funding II to borrow up to $450,000.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2025, the DB Credit Facility bears interest at the applicable base rate plus 2.10% per annum during the DB Credit Facility Revolving Period and 2.60% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month term CORRA plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any other advances denominated in U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.

The DB Credit Facility is secured by all of the assets held by GDLC Funding II. GDLC Funding II has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.

The Company transfers certain loans and debt securities it has originated or acquired from time to time to GDLC Funding II through a sale and contribution agreement and causes GDLC Funding II to originate or acquire loans, consistent with the Company’s investment objectives.

As of March 31, 2025 and September 30, 2024, the Company had outstanding debt of $272,345 and $141,509, respectively, under the DB Credit Facility.

For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$4,694	$—	$8,778	$—
Facility fees	327	—	611	—
Amortization of debt issuance costs	248	—	478	—
Total interest expense	$5,269	$—	$9,867	$—
Cash paid for interest expense	$4,531	$—	$6,939	$—
Annualized average stated interest rate (1)	6.4%	N/A	6.5%	N/A
Average outstanding balance	$298,672	$—	$271,075	$—
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2025 and September 30, 2024, the Company was permitted to borrow up to $70,000 in U.S. dollars and certain agreed upon foreign currencies. On October 21, 2024, the Company entered into an amendment to the Adviser Revolver to extend the maturity date of the Adviser Revolver to October 21, 2027 from November 15, 2024. The other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR in effect as of March 31, 2025 was 4.2%. As of March 31, 2025 and September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2025 and 2024, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,			Six months ended March 31,
	2025	2024		2025	2024
Stated interest expense	$—	$0	*	$4	$0	*
Cash paid for interest expense	4	0	*	4	0	*
Annualized average stated interest rate (1)	N/A	4.9%		4.1%	4.9%
Average outstanding balance	$—	$11		$236	$5
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

Prior to its termination, the PNC Facility bore interest, at the Company’s election and depending on the currency of the borrowing, of either the CORRA, Euro Short Term Rate (“€STR”), SONIA, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.10% to 2.45% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. As of September 30, 2024, the Company had outstanding debt of $102,544, under the PNC Facility.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Stated interest expense	$—	$3,412	$507	$6,071
Facility fees	—	23	—	54
Amortization of debt issuance costs	—	189	109	361
Total interest expense	$—	$3,624	$616	$6,486
Cash paid for interest expense	$—	$2,700	$3,311	$4,506
Annualized average stated interest rate (1)	N/A	7.7%	6.4%	7.7%
Average outstanding balance	$—	$179,336	$16,000	$158,579
* Represents an amount less than $1.
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

For the three and six months ended March 31, 2025, the average total debt outstanding was $298,672 and $287,311, respectively. For the three and six months ended March 31, 2024, the average total debt outstanding was $179,347 and $158,584, respectively.

For the three and six months ended March 31, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 7.2% and 7.3%, respectively. For the three and six months ended March 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 8.1% and 8.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$272,345	$—	$—	$—	$272,345
Total borrowings	$272,345	$—	$—	$—	$272,345

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2025, the Company had outstanding commitments to fund investments totaling $148,821, including $52,025 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $151,851, including $42,897 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company could enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2025 and September 30, 2024, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2025	2024
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(0.72)	(1.09)
Net investment income - after tax	0.70	0.85
Net realized gain (loss) on investment transactions	(0.09)	—
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.11	0.24
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	4.86%	7.41%
Number of common shares outstanding	34,761,801.645	24,178,193.551

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets*	9.40%	11.39%
Ratio of total expenses to average net assets*(5)	6.98%	7.31%
Ratio of management fee waiver to average net assets*	—%	(0.51)%
Ratio of incentive fees to average net assets(5)	0.53%	0.77%
Ratio of excise tax to average net assets(5)	—%	0.03%
Ratio of net expenses to average net assets* (5)	6.98%	6.80%
Ratio of total expenses (without incentive fees) to average net assets* (5)	6.45%	6.54%
Total return based on average net asset value(6)	4.78%	7.41%
Total return based on average net asset value - annualized*(6)	9.59%	14.81%
Net assets at end of period	$521,427	$362,673
Average debt outstanding	$287,311	$158,584
Average debt outstanding per share	$8.27	$6.56
Portfolio Turnover*	14.14%	2.42%
Asset coverage ratio(7)	288.30%	299.35%
Asset coverage ratio per unit(8)	$2,883	$2,993
Average market value per unit(9):
PNC Facility	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2025 and 2024:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Earnings available to stockholders	$11,344	$13,710	$22,891	$21,715
Basic and diluted weighted average shares outstanding	32,949,965	21,984,637	32,012,509	19,639,113
Basic and diluted earnings per share	$0.34	$0.62	$0.72	$1.11

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2025
08/02/2024	10/15/2024	12/18/2024	30,764,173.550	$0.1133	$3,485
11/14/2024	11/15/2024	01/08/2025	30,764,173.550	0.1165	3,584
11/14/2024	12/13/2024	02/18/2025	30,764,173.550	0.1456	4,478
11/14/2024	01/17/2025	03/18/2025	32,796,747.867	0.1059	3,472
02/03/2025	02/26/2025	05/21/2025	32,797,737.539	0.1197	3,925
02/03/2025	03/17/2025	05/21/2025	32,797,737.539	0.1203	3,947
Total dividends declared for the six months ended March 31, 2025					$22,891

For the six months ended March 31, 2024
08/03/2023	10/20/2023	12/28/2023	15,702,639.886	$0.1455	$2,284
11/17/2023	11/20/2023	12/28/2023	17,099,291.419	0.1619	2,768
11/17/2023	12/15/2023	02/21/2024	18,495,942.952	0.1596	2,953
11/17/2023	01/19/2024	03/20/2024	21,511,820.218	0.1371	2,948
02/02/2024	02/26/2024	05/22/2024	21,511,820.218	0.2181	4,692
02/02/2024	03/15/2024	05/22/2024	22,414,106.885	0.2708	6,070
Total dividends declared for the six months ended March 31, 2024					$21,715

The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2025:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the six months ended March 31, 2025
December 18, 2024	776.116	$15.00	$11
January 8, 2025	798.201	15.00	12
February 18, 2025	989.672	15.00	15
March 18, 2025	730.773	15.00	11
	3,294.762		$49

The Company did not have distributions reinvested during the six months ended March 31, 2024.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
On February 3, 2025 and May 2, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

May 26, 2025	August 20, 2025
In an amount (if positive) such that the net asset value of the Company as of May 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2025 through May 31, 2025 and the payment of this distribution is $15.00 per share.

June 20, 2025	August 20, 2025
In an amount (if positive) such that the net asset value of the Company as of June 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2025 through June 30, 2025 and the payment of this distribution is $15.00 per share.

July 18, 2025	September 17, 2025
In an amount (if positive) such that the net asset value of the Company as of July 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2025 through July 31, 2025 and the payment of this distribution is $15.00 per share.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including, without limitation. those caused by global health pandemics, or other large scale events;
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
•elevated levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics, or other large scale events;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management(1) as of January 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2025. Under the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

(1) “Capital under management” is a gross measure of invested capital including leverage as of January 1, 2025.

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

As of March 31, 2025 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of March 31, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$39,335	5.1%	$42,954	6.2%
One stop	709,902	91.7	629,153	91.2
Second lien	5,273	0.7	1,547	0.2
Subordinated debt	474	0.1	467	0.1
Equity	18,810	2.4	15,825	2.3
Total	$773,794	100.0%	$689,946	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2025 and September 30, 2024, one stop loans included $104.2 million and $116.3 million, respectively, of recurring revenue loans at fair value.

As of March 31, 2025 and September 30, 2024, we had debt and equity investments in 239 and 217 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Weighted average income yield(1)*	10.2%	10.6%	10.4%	12.2%
Weighted average investment income yield(2)*	10.9%	11.0%	10.9%	12.6%
Weighted average income yield of total investments(3)*	10.2%	10.6%	10.4%	12.1%
Weighted average investment income yield of total investments(4)*	10.7%	10.9%	10.8%	12.4%
Total return based on average net asset value(5)*	9.3%	9.9%	9.6%	14.8%
Net investment income - return on equity(6)*	9.5%	9.3%	9.4%	11.4%

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
As of March 31, 2025, GDLC has earned an inception-to-date internal rate of return, or IRR, of 11.5% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the six months ended March 31, 2025 and 2024, GDLC earned a fiscal year-to-date IRR of 9.9% and 18.9%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On February 3, 2025 and May 2, 2025, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 18, 2025	June 17, 2025
In an amount (if positive) such that our net asset value as of April 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2025 through April 30, 2025 and the payment of this distribution is $15.00 per share.

May 26, 2025	August 20, 2025
In an amount (if positive) such that our net asset value as of May 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2025 through May 31, 2025 and the payment of this distribution is $15.00 per share.

June 20, 2025	August 20, 2025
In an amount (if positive) such that our net asset value as of June 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2025 through June 30, 2025 and the payment of this distribution is $15.00 per share.

July 18, 2025	September 17, 2025
In an amount (if positive) such that our net asset value as of July 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2025 through July 31, 2025 and the payment of this distribution is $15.00 per share.

On May 2, 2025, Joshua M. Levinson resigned from his position as our Chief Compliance Officer and Secretary. Mr. Levinson’s resignation was not a result of any dispute or disagreement with the Company. Mr. Levinson remains with Golub Capital and was promoted to Chief Operating Officer and Chief Legal Officer of the Firm in 2024.
On May 2, 2025, our board of directors appointed Wu-Kwan Kit as Chief Compliance Officer and Secretary of the Company effective immediately. Ms. Kit has served as Senior BDC Counsel to Golub Capital since September 2024 and will continue in that role concurrent to her position as Chief Compliance Officer and Secretary. Prior to joining Golub Capital, Ms. Kit was Senior Vice President and Senior Counsel at PIMCO, where she primarily supported its registered funds. Prior to this position, she worked at Van Eck Associates as Assistant General Counsel. Prior to that, Ms. Kit worked as an Associate at Schulte Roth & Zabel’s Investment Management Group. Ms. Kit earned her BA degree cum laude from the University of Pennsylvania. She received a JD from the University of Pennsylvania Law School.

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

Consolidated operating results for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025 vs. March 31, 2024
	(In thousands)			(In thousands)
Interest income	$17,952	$17,544	$408	$35,496	$24,464	$11,032
Payment-in-kind interest income	1,061	1,276	(215)	2,337	1,962	375
Loan Origination Fees Discount Amortization	1,003	527	476	1,530	801	729
Non-cash dividend income	368	334	34	702	551	151
Dividend income	—	42	(42)	42	—	42
Fee income	162	54	108	216	71	145
Total investment income	20,546	19,777	769	40,323	27,849	12,474
Net expenses	9,011	8,893	118	17,904	11,051	6,853
Net investment income - before tax	11,535	10,884	651	22,419	16,798	5,621
Excise tax	—	—	—	—	91	(91)
Net investment income - after tax	11,535	10,884	651	22,419	16,707	5,712
Net realized gain (loss) on investment transactions	(1,700)	(726)	(974)	(2,426)	36	(2,462)
Net change in unrealized appreciation (depreciation) on investment transactions	1,509	1,821	(312)	3,330	4,972	(1,642)
Net gain (loss) on investment transactions	(191)	1,095	(1,286)	904	21,715	(20,811)
Net realized gain (loss) on extinguishment of debt	—	(432)	432	(432)	—	(432)
Net increase (decrease) in net assets resulting from operations	$11,344	$11,547	$(203)	$22,891	$21,715	$1,176
Average earning debt investments, at fair value	$755,084	$701,360	$53,724	$728,515	$435,609	$292,906
Average earning preferred equity investments, at fair value	$9,836	$9,785	$51	$9,782	$7,954	$1,828

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

Investment Income

Investment income increased from the three months ended December 31, 2024 to the three months ended March 31, 2025 by $0.8 million, primarily due to (i) an increase in discount amortization acceleration and prepayment fee income driven by increased repayments and (ii) an increase in interest income due to an increase in the average earning debt investments balance of $53.7 million that was partially offset by declining interest base rates primarily due to the timing of resetting interest rate contracts.

Investment income increased from the six months ended March 31, 2024 to the six months ended March 31, 2025 by $12.5 million, primarily due to (i) an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $292.9 million and (ii) an increase in discount amortization acceleration and prepayment fee income driven by increased repayments.

The annualized income yield by debt security type for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024 are as follows:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Senior secured	9.8%	10.2%	10.0%	11.4%
One stop	10.2%	10.6%	10.4%	12.1%
Second lien	13.4%	13.5%	13.4%	14.1%
Subordinated debt	12.6%	12.7%	12.6%	13.4%

Income yields on senior secured and one stop loans decreased for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 and for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.8% of our loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2025 and September 30, 2024, the weighted average base rate floor of our loans was 0.74% and 0.75%, respectively.

As of March 31, 2025, we have second lien investments in four portfolio companies and subordinated debt investments in five portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025 vs. March 31, 2024
	(In thousands)
Interest and facility fee expenses	$5,021	$4,879	$142	$9,900	$6,125	$3,775
Amortization of debt issuance costs	248	339	(91)	587	361	226
Base management fee, net of waiver	1,917	1,840	77	3,757	1,504	2,253
Income incentive fee	1,279	1,215	64	2,494	1,896	598
Capital gain incentive fee accrued (reversal) under GAAP	(24)	51	(75)	27	359	(332)
Professional fees	253	289	(36)	542	400	142
Administrative service fee	272	236	36	508	275	233
General and administrative expenses	45	44	1	89	131	(42)
Net expenses	$9,011	$8,893	$118	$17,904	$11,051	$6,853
Average debt outstanding	$298,672	$272,428	$26,244	$287,311	$158,584	$128,727

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased modestly by $0.1 million from the three months ended December 31, 2024 to the three months ended March 31, 2025 primarily due to the decrease in interest base rates resulting from the interest base rate determination dates on the DB Credit Facility (as defined in Note 7 of our consolidated financial statements) that was partially offset by an increase in average debt outstanding of $26.2 million. Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $4.0 million from the six months ended March 31, 2024 to the six months ended March 31, 2025, primarily due to an increase in average debt outstanding of $128.7 million that was partially offset by decreasing interest base rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the six months ended March 31, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended March 31, 2025 and December 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.2% and 7.6%, respectively. For the six months ended March 31, 2025 and 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.3% and 8.2%, respectively.

The effective average interest rate decreased from the three months ended December 31, 2024 to the three months ended March 31, 2025 and for the six months ended March 31, 2024 to the six months ended March 31, 2025 primarily due to declining interest base rates on our borrowings from our floating rate debt facilities and, to a lesser extent, the termination of our PNC Facility during the three months ended December 31, 2024 .

Management Fees

The base management fee, net of waiver, increased from the three months ended December 31, 2024 to the three months ended March 31, 2025 primarily due to an increase in average gross assets. The base management fee, net of waiver, increased for the six months ended March 31, 2024 to the six months ended March 31, 2025 primarily due to (i) an increase in average gross assets and (ii) certain waivers for the base management fee for certain periods following the initial closing date for the private placement of shares for our common stock where GC Advisors agreed to waive 33.3% of the base management fee for the period from July 1, 2023 through June 30, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee remained relatively flat from the three months ended December 31, 2024 to the three months ended March 31, 2025. The Income Incentive Fee increased by $0.6 million from the six months ended March 31, 2024 to the six months ended March 31, 2025, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven primarily by net funds growth.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 10.0% for each of the three months ended December 31, 2024 and March 31, 2025 and the six months ended March 31, 2025 and 2024.

As of March 31, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of both March 31, 2025 and September 30, 2024, there was $0.4 million capital gain incentive fee accrual calculated in accordance with GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. For the three months ended March 31, 2025, we recorded a reversal of the capital gain incentive fee under GAAP of less than $0.1 million. For the six months ended March 31, 2025, the accrual of capital gain incentive fee under GAAP was less than $0.1 million. For the three months ended December 31, 2024, the accrual of capital gain incentive fee under GAAP was less than $0.1 million. For the three and six months ended March 31, 2024, the accrual for capital gain incentive fee under GAAP was $0.4 million.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2025 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained relatively flat from the three months ended December 31, 2024 to the three months ended March 31, 2025 as an increase in the administrative fee was offset by a decrease in professional fees. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.3 million from the six months ended March 31, 2024 to the six months ended March 31, 2025, primarily due to higher administrative and professional fees associated with servicing a growing portfolio that was partially offset by a decrease in general and administrative expenses.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2025 and December 31, 2024 were $0.4 million and $0.3 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2025 and 2024 were $0.7 million and $0.5 million, respectively.

As of both March 31, 2025 and September 30, 2024, included in accounts payable and other liabilities were $0.3 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025 vs. March 31, 2024
	(In thousands)
Net realized gain (loss) from investments	$(1,720)	$—	$(1,720)	$(1,720)	$(3)	$(1,717)
Net realized gain (loss) from foreign currency transactions	20	(726)	746	(706)	39	(745)
Net realized gain (loss) on investment transactions	$(1,700)	$(726)	$(974)	$(2,426)	$36	$(2,462)
Unrealized appreciation from investments	$3,640	$2,510	$1,130	$5,079	$5,768	$(689)
Unrealized (depreciation) from investments	(2,404)	(1,137)	(1,267)	(2,470)	(802)	(1,668)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	273	448	(175)	721	6	715
Net change in unrealized appreciation (depreciation) on investment transactions	$1,509	$1,821	$(312)	$3,330	$4,972	$(1,642)
Net realized gain (loss) on extinguishment of debt	$—	$(432)	432	$(432)	$—	$(432)

During the three months ended March 31, 2025, we had a net realized loss on investment transactions of $1.7 million, primarily attributable to realized losses recognized on the restructuring of debt and equity investments of two portfolio company investments. During the three months ended December 31, 2024, we had a net realized loss on investment transactions of $0.7 million, driven by realized losses on the translation of foreign currency amounts and transactions into U.S. dollars. During the six months ended March 31, 2025, we had a net realized loss on investment transactions of $2.4 million, primarily attributable to realized losses on the restructuring of debt and equity investments of two portfolio company investments and net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the six months ended March 31, 2024, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by the translation of foreign currency amounts and transactions into U.S. dollars that were, partially offset by a realized loss on the partial redemption of an equity investment.

For the three months ended March 31, 2025, we had $3.6 million in unrealized appreciation on 78 portfolio company investments, which was offset by $2.4 million in unrealized depreciation on 170 portfolio company investments. For the three months ended December 31, 2024, we had $2.5 million in unrealized appreciation on 95 portfolio company investments, which was offset by $1.1 million in unrealized depreciation on 139 portfolio company investments.

Unrealized appreciation for the three months ended March 31, 2025 was primarily due to (i) reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments, (ii) fair valuing recent originations up to or near par and (iii) improved performance from certain portfolio companies. Unrealized appreciation for the three months ended December 31, 2024 was primarily due to (i) fair valuing recent originations up to or near par and, to a lesser extent, (ii) improved performance of certain portfolio company investments. Unrealized depreciation for the three months ended March 31, 2025 and December 31, 2024 primarily resulted from isolated deterioration in credit performance in (i) small number of portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status.

For the six months ended March 31, 2025, we had $5.1 million in unrealized appreciation on 121 portfolio company investments, which was offset by $2.5 million in unrealized depreciation on 127 portfolio company investments. For the six months ended March 31, 2024, we had $5.8 million in unrealized appreciation on 116 portfolio company investments, which was offset by $0.8 million in unrealized depreciation on 74 portfolio company investments.

Unrealized appreciation for the six months ended March 31, 2025 was primarily due to (i) the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments and (ii) fair valuing recent originations up to or near par. Unrealized appreciation for the six months ended March 31, 2024 primarily resulted from improved performance of certain portfolio companies and fair valuing recent originations up to or near par. Unrealized depreciation for the six months ended March 31, 2025 primarily resulted from isolated deterioration in the credit performance in (i) a small number of portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status. Unrealized depreciation for the six months ended March 31, 2024 primarily resulted from amortization of discounts on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the six months ended March 31, 2025, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $8.5 million. During the period, we used $58.5 million in operating activities, primarily as a result of fundings of portfolio investments of $131.7 million, which was partially offset by proceeds from principal payments and sales of portfolio investments of $52.6 million. During the same period, cash provided by financing activities was $66.9 million, primarily driven by borrowings on debt of $354.2 million and proceeds from the issuance of common shares of $59.9 million, that were partially offset by repayments of debt of $324.0 million and distributions paid of $22.0 million.

For the six months ended March 31, 2024, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and restricted foreign currencies of $16.2 million. During the period, we used $196.6 million in operating activities, primarily as a result of fundings of portfolio investments of $211.8 million, which was partially offset by proceeds from principal payments and sales of portfolio investments of $5.4 million. During the same period, cash provided by financing activities was $180.5 million, primarily driven by borrowings on debt of $101.1 million and proceeds from the issuance of common stock of $127.1 million, that were partially offset by repayments of debt of $32.5 million and distributions paid of $15.1 million.

As of March 31, 2025 and September 30, 2024, we had $5.4 million and $10.1 million, respectively, of cash and cash equivalents. In addition, as of March 31, 2025 and September 30, 2024, we had foreign currencies of $6.7 million and $1.4 million, respectively, restricted cash of $15.3 million and $8.5 million, respectively, and restricted foreign currencies of $0.6 million and $5 thousand, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of March 31, 2025 and September 30, 2024, we had investor capital subscriptions totaling $542.6 million and $512.6 million, respectively, of which $517.8 million and $457.9 million, respectively, had been called and contributed, leaving $24.7 million and $54.6 million, respectively, of uncalled investor capital subscriptions.

Revolving Debt Facilities

DB Credit Facility - On May 14, 2024, we and GDLC Funding II entered into the DB Credit Facility (as defined in Note 7 of our consolidated financial statements). As of March 31, 2025, the DB Credit Facility allowed GDLC Funding II to borrow up to $450.0 million, at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2025 and September 30, 2024, we had $272.3 million and $141.5 million, respectively, outstanding under the DB Credit Facility. As of March 31, 2025 and September 30, 2024, subject to leverage and borrowing base restrictions, we had approximately $177.7 million and $158.5 million of remaining commitments, respectively, and $78.8 million and $32.3 million, respectively, of availability on the DB Credit Facility.

Adviser Revolver - As of March 31, 2025 and September 30, 2024, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of March 31, 2025 and September 30, 2024, we had no outstanding debt under the Adviser Revolver.

PNC Facility - On November 18, 2024, all amounts outstanding under our PNC Facility, (as defined in Note 7 of our consolidated financial statements) were repaid, following which the agreements governing the PNC Facility were terminated. As of September 30, 2024, we had $102.5 million of debt outstanding and, subject to leverage and borrowing base restrictions, we had approximately $7.5 million of remaining commitments and availability on the PNC Facility. As of September 30, 2024, we were permitted to borrow up to $110.0 million on the PNC Facility.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of March 31, 2025, our asset coverage for borrowed amounts was 288.3%.

As of March 31, 2025, we had outstanding commitments to fund investments totaling $148.8 million, including $52.0 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $151.9 million, including $42.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2025 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the DB Credit Facility and the Adviser Revolver as of March 31, 2025 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2025. As of March 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2025 and September 30, 2024, we had investments in 239 and 217 portfolio companies, respectively, with a total fair value of $773.8 million and $689.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended				Six months ended
	March 31, 2025		December 31, 2024		March 31, 2025		March 31, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$951	2.2%	$2,620	2.9%	$3,571	2.7%	$31,531	9.8%
One stop	41,336	95.4	81,629	92.0	122,965	93.1	290,408	90.1
Subordinated debt	—	—	—	—	—	—	100	0.0 *
Second lien	—	—	3,259	3.7	3,259	2.5	—	—
Equity	1,039	2.4	1,222	1.4	2,261	1.7	381	0.1
Total new investment commitments	$43,326	100.0%	$88,730	100.0%	$132,056	100.0%	$322,420	100.0%

* Represents an amount less than 0.1%
For the six months ended March 31, 2025 and 2024, we had approximately $52.6 million and $5.4 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$39,256	$38,915	$39,182	$42,914	$42,313	$42,809
Non-accrual(3)	215	201	153	208	206	145
One stop
Performing	711,275	701,768	708,907	631,061	620,550	627,034
Non-accrual(3)	1,745	1,722	995	3,288	3,245	2,119
Second lien
Performing	5,261	5,236	5,273	1,547	1,527	1,547
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt
Performing	481	474	474	481	472	467
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	17,228	18,810	N/A	14,772	15,825
Total	$758,233	$765,544	$773,794	$679,499	$683,085	$689,946

(1)As of March 31, 2025, $102.7 million and $102.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loans to be PIK interest. As of March 31, 2025, $1.9 million and $1.1 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2024, $110.5 million and $109.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loans to be PIK interest. As of September 30, 2024, $3.4 million and $2.3 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of March 31, 2025, we had loans in three portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value was 0.3% and 0.1%, respectively. As of September 30,

2024, we had loans in four portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.5% and 0.3%, respectively, and as a percentage of total debt investments at cost and fair value were 0.5% and 0.3%, respectively.

As of March 31, 2025 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.6% and 99.2%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2025 and December 31, 2024 and the six months ended March 31, 2025 and 2024:

	Three months ended		Six months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Weighted average rate of new investment fundings	9.9%	9.5%	9.6%	11.1%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.6%	5.1%	5.3%	5.8%
Weighted average fees of new investment fundings	0.9%	1.0%	0.9%	1.2%
Weighted average rate of sales and payoffs of portfolio investments	10.5%	10.7%	10.6%	11.4%

As of March 31, 2025, 96.8% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 97.3% and 97.2% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2025 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $78.3 million and $75.1 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$28,304	3.7%	$1,604	0.2%
4	723,025	93.4	662,977	96.1
3	21,273	2.7	23,075	3.4
2	1,192	0.2	2,290	0.3
1	—	—	—	—
Total	$773,794	100.0%	$689,946	100.0%
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2025 and September 30, 2024:

	Average Price[1]
Category	As of March 31, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.7%
Internal Performance Rating 3 (Performing Below Expectations)	96.3	92.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	58.6	64.7
Total	99.6%	99.2%

(1)Includes only debt investments held as of March 31, 2025 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•As of March 31, 2025, GGP Class B-P, LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $102.0 million. As of March 31, 2025, we have issued 6,806,927.360 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102.0 million. We have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•As of March 31, 2025, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors, has an aggregate commitment to us of $300.0 million. As of March 31, 2025, we have issued 18,678,686.988 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate capital contributions totaling $280.1 million.

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2025 and September 30, 2024, were valued using Level 3 inputs. As of both March 31, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

Non-accrual loans: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans as of March 31, 2025 and September 30, 2024, was $1.1 million and $2.3 million, respectively.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2025 we did not record any U.S. federal excise tax. For the three and six months ended March 31, 2024, we recorded $16,000 and $91,000, respectively, for U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2025 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.74% and 0.75%, respectively. In addition, the DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.10% as of March 31, 2025. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(14,678)	$(5,447)	$(9,231)
Down 150 basis points	(11,036)	(4,085)	(6,951)
Down 100 basis points	(7,362)	(2,723)	(4,639)
Down 50 basis points	(3,680)	(1,362)	(2,318)
Up 50 basis points	3,680	1,362	2,318
Up 100 basis points	7,362	2,723	4,639
Up 150 basis points	11,042	4,085	6,957
Up 200 basis points	14,722	5,447	9,275

(1)Assumes applicable three-month base rate as of March 31, 2025, with the exception of SONIA and Prime that utilize the March 31, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, DB Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the six months ended March 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Golub Capital Direct Lending Corporation

Date: May 13, 2025	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)