Form 10-Q
period 2025-06-30
GOLUB CAPITAL DIRECT LENDING CORP
filed 2025-08-14
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

As of August 14, 2025, the Registrant had 36,412,542.288 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2025	September 30, 2024
Assets	(unaudited)
Non-controlled/non-affiliate company investments at fair value (amortized cost of $813,779 and $683,085, respectively)	$825,734	$689,946
Cash and cash equivalents	6,010	10,147
Foreign currencies (cost of $1,545 and $1,410, respectively)	1,906	1,423
Restricted cash and cash equivalents	22,513	8,545
Restricted foreign currencies (cost of $222 and $4, respectively)	316	5
Interest receivable	6,796	8,191
Receivable for investments	465	1,225
Other assets	31	26
Total Assets	$863,771	$719,508
Liabilities
Debt	$303,565	$244,053
Less unamortized debt issuance costs	(2,409)	(1,933)
Debt less unamortized debt issuance costs	301,156	242,120
Interest payable	4,439	4,926
Distributions payable	7,499	7,018
Management and income incentive fees payable	3,301	2,909
Accrued trustee fees	41	55
Accounts payable and other liabilities	1,147	1,017
Total Liabilities	317,583	258,045
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 36,412,542.288 and 30,764,173.550 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	36	31
Paid in capital in excess of par	545,309	460,589
Distributable earnings (losses)	843	843
Total Net Assets	546,188	461,463
Total Liabilities and Total Net Assets	$863,771	$719,508
Number of common shares outstanding	36,412,542.288	30,764,173.550
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Investment income
Interest income	$19,144	$15,793	$56,170	$41,058
Payment-in-kind interest income	1,022	1,156	3,359	3,118
Dividend income	329	301	1,073	852
Fee income	207	80	423	151
Total investment income	20,702	17,330	61,025	45,179
Expenses
Interest and other debt financing expenses	5,198	4,482	15,685	10,968
Base management fee	2,009	1,451	5,766	3,706
Incentive fee	1,186	1,323	3,707	3,578
Professional fees	251	213	793	613
Administrative service fee	281	195	789	470
General and administrative expenses	46	71	135	202
Total expenses	8,971	7,735	26,875	19,537
Base management fee waived (Note 4)	—	(483)	—	(1,234)
Net expenses	8,971	7,252	26,875	18,303
Net investment income - before tax	11,731	10,078	34,150	26,876
Excise and income taxes	—	—	—	91
Net investment income - after tax	11,731	10,078	34,150	26,785
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	927	(1,720)	924
Foreign currency transactions	412	(287)	(294)	(248)
Net realized gain (loss) on investment transactions	412	640	(2,014)	676
Net change in unrealized appreciation (depreciation) from:
Investments	(1,081)	1,361	1,528	6,327
Translation of assets and liabilities in foreign currencies	76	271	797	277
Net change in unrealized appreciation (depreciation) on investment transactions	(1,005)	1,632	2,325	6,604
Net gain (loss) on investment transactions	(593)	2,272	311	7,280
Net realized gain (loss) on extinguishment of debt	—	—	(432)	—
Net increase (decrease) in net assets resulting from operations	$11,138	$12,350	$34,029	$34,065
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 10)	$0.32	$0.50	$1.03	$1.60
Basic and diluted weighted average common shares outstanding (Note 10)	34,907,577	24,626,242	32,977,532	21,295,422

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2023	15,702,639.886	$16	$234,869	$655	$235,540
Issuance of common stock	11,187,260.331	11	167,798	—	167,809
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	26,785	26,785
Net realized gain (loss) on investment transactions	—	—	—	676	676
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	6,604	6,604
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(24,998)	(24,998)
Distributions declared and payable	—	—	—	(9,067)	(9,067)
Total increase (decrease) for the nine months ended June 30, 2024	11,187,260.331	11	167,798	—	167,809
Balance at June 30, 2024	26,889,900.217	$27	$402,667	$655	$403,349
Balance at March 31, 2024	24,178,193.551	$24	$361,994	$655	$362,673
Issuance of common stock	2,711,706.666	3	40,673	—	40,676
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	10,078	10,078
Net realized gain (loss) on investment transactions	—	—	—	640	640
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,632	1,632
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—	(3,283)	(3,283)
Distributions declared and payable	—	—	—	(9,067)	(9,067)
Total increase (decrease) for the three months ended June 30, 2024	2,711,706.666	3	40,673	—	40,676
Balance at June 30, 2024	26,889,900.217	$27	$402,667	$655	$403,349
Balance at September 30, 2024	30,764,173.550	$31	$460,589	$843	$461,463
Issuance of common stock	5,642,666.666	5	84,635	—	84,640
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	34,150	34,150
Net realized gain (loss) on investment transactions	—	—	—	(2,014)	(2,014)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	2,325	2,325
Net realized gain (loss) on extinguishment of debt				(432)	(432)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	5,702.072	—	85	—	85
Distributions from distributable earnings (losses)	—	—	—	(26,530)	(26,530)
Distributions declared and payable	—	—	—	(7,499)	(7,499)
Total increase (decrease) for the nine months ended June 30, 2025	5,648,368.738	5	84,720	—	84,725
Balance at June 30, 2025	36,412,542.288	$36	$545,309	$843	$546,188
Balance at March 31, 2025	34,761,801.645	$35	$520,549	$843	$521,427
Issuance of common stock	1,648,333.333	1	24,724	—	24,725
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	11,731	11,731
Net realized gain (loss) on investment transactions	—	—	—	412	412
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(1,005)	(1,005)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,407.310	—	36	—	36
Distributions from distributable earnings (losses)	—	—	—	(3,639)	(3,639)
Distributions declared and payable	—	—	—	(7,499)	(7,499)
Total increase (decrease) for the three months ended June 30, 2025	1,650,740.643	1	24,760	—	24,761
Balance at June 30, 2025	36,412,542.288	$36	$545,309	$843	$546,188

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$34,029	$34,065
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	875	581
Amortization of deferred offering costs	—	96
Accretion of discounts and amortization of premiums	(2,226)	(1,292)
Net realized (gain) loss on investments	1,720	(924)
Net realized (gain) loss on foreign currency transactions	294	248
Net realized (gain) loss on extinguishment of debt	432	—
Net change in unrealized (appreciation) depreciation on investments	(1,528)	(6,327)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(797)	(277)
Proceeds from (fundings of) revolving loans, net	(1,196)	(770)
Fundings of investments	(200,021)	(308,025)
Proceeds from principal payments and sales of portfolio investments	75,029	15,835
Payment-in-kind interest capitalized	(3,343)	(2,971)
Non-cash dividends capitalized	(1,030)	(852)
Proceeds from non-cash dividends	339	—
Changes in operating assets and liabilities:
Interest receivable	1,395	(6,679)
Receivable for investments	760	(684)
Other assets	(5)	(9)
Interest payable	(487)	2,464
Management and income incentive fees payable	392	1,038
Accrued trustee fees	(14)	8
Accounts payable and other liabilities	130	740
Net cash provided by (used in) operating activities	(95,252)	(273,735)
Cash flows from financing activities
Borrowings on debt	418,170	216,843
Repayments of debt	(361,739)	(86,727)
Capitalized debt issuance costs	(1,658)	(881)
Proceeds from issuance of common shares	84,640	167,809
Distributions paid	(33,463)	(29,113)
Net cash provided by (used in) financing activities	105,950	267,931
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	10,698	(5,804)
Effect of foreign currency exchange rates	(73)	84
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	20,120	29,041
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$30,745	$23,321
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,297	$7,923
Distributions declared for the period	34,029	34,065
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$85	$—
Change in distributions payable	481	4,952

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2025	September 30, 2024
Cash and cash equivalents	$6,010	$10,147
Foreign currencies (cost of $1,545 and $1,410, respectively)	1,906	1,423
Restricted cash and cash equivalents	22,513	8,545
Restricted foreign currencies (cost of $222 and $4, respectively)	316	5
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$30,745	$20,120
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.^	One stop	SF +	6.50%	(i)	10.82%				02/2029	$7,561	$7,422	1.4%	$7,637
PPW Aero Buyer, Inc.	One stop	P +	5.50%	(a)	13.00%				02/2029	9	8	—	9
PPW Aero Buyer, Inc.	One stop	SF +	5.50%		N/A(6)				02/2029	—	—	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(i)	9.80%				02/2029	32	32	—	32
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.30%				02/2029	520	517	0.1	520
										8,122	7,979	1.5	8,198
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(i)	9.30%				11/2031	4,380	4,298	0.8	4,380
RJW Group Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(3)	—	—
										4,380	4,295	0.8	4,380
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(j)	8.97%				11/2030	444	440	0.1	440
Arnott, LLC	One stop	SF +	4.75%	(j)	8.97%				11/2030	13	12	—	12
Collision SP Subco, LLC^	One stop	SF +	4.75%	(i)	9.03%				01/2030	3,395	3,343	0.6	3,395
Collision SP Subco, LLC	One stop	SF +	4.75%	(i)(j)	9.02%				01/2030	1,744	1,728	0.3	1,744
Collision SP Subco, LLC(5)	One stop	SF +	4.75%		N/A(6)				01/2030	—	(9)	—	—
Collision SP Subco, LLC^	One stop	SF +	4.75%	(i)	9.03%				01/2030	23	22	—	23
Collision SP Subco, LLC(5)	One stop	SF +	4.75%		N/A(6)				01/2030	—	(3)	—	—
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	8.91%				08/2027	269	268	—	234
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	8.93%				08/2027	54	54	—	47
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	8.94%				08/2027	93	93	—	81
OEConnection, LLC	One stop	SF +	5.25%	(h)	9.58%				04/2031	997	988	0.2	997
OEConnection, LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2031	—	(5)	—	—
OEConnection, LLC^	One stop	SF +	5.25%	(h)	9.58%				04/2031	5,715	5,667	1.1	5,715
OEConnection, LLC(5)	One stop	SF +	0.0525		N/A(6)				04/2031	—	(3)	—	—
										12,747	12,595	2.3	12,688
Automobiles
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(i)	9.54%				06/2030	2,383	2,353	0.4	2,383
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(i)	9.56%				06/2030	245	241	0.1	245
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(i)	11.05%	cash/	2.00%	PIK	07/2027	1,858	1,843	0.3	1,858
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(h)	11.08%	cash/	2.00%	PIK	07/2026	400	398	0.1	400
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%				12/2028	1,447	1,437	0.3	1,447
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%				12/2028	864	858	0.2	864
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%				12/2028	259	257	0.1	259
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%				12/2028	157	156	—	157
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%				12/2028	149	148	—	149
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%				12/2028	130	129	—	130
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%				12/2028	107	107	—	107
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%				12/2028	104	103	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%				12/2028	104	104	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%				12/2028	86	85	—	86
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%				12/2028	80	79	—	80
Denali Midco 2, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(35)	—	—
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.58%				12/2028	22	21	—	22
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.58%				12/2028	18	18	—	18
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.58%				12/2028	11	11	—	11
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.58%				12/2028	5	5	—	5
Denali Midco 2, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(2)	—	—
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.58%				12/2028	25	25	—	25
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.58%		12/2028	$2,123	$2,107	0.4%	$2,123
Denali Midco 2, LLC(25)	Second lien	N/A			13.00%	PIK	12/2029	3,478	3,475	0.6	3,478
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	9.55%		12/2029	274	270	0.1	274
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	9.55%		12/2029	57	56	—	57
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.55%		12/2029	8	7	—	8
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.55%		12/2029	48	47	—	48
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	9.30%		07/2029	138	138	—	138
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.00%		N/A(6)		07/2029	—	(2)	—	—
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(i)	9.30%		07/2029	10,260	10,190	1.9	10,260
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	9.24%		07/2029	116	114	—	116
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.95%		11/2027	5,121	5,059	0.9	5,070
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.95%		11/2027	3,907	3,867	0.7	3,868
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.95%		11/2027	225	223	0.1	223
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)		11/2027	—	(2)	—	(3)
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.95%		11/2027	122	121	—	120
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.95%		11/2027	272	271	0.1	269
POY Holdings, LLC	One stop	SF +	5.50%		N/A(6)		11/2027	—	—	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.93%		11/2027	365	363	0.1	361
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.93%		11/2027	20	20	—	20
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	9.08%		06/2031	576	572	0.1	575
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		N/A(6)		06/2031	—	—	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		9.07%		06/2031	45	44	—	45
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)		06/2031	—	(3)	—	(3)
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(i)	9.80%		12/2029	6,144	6,073	1.1	6,159
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.80%		12/2029	251	236	0.1	251
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.79%		12/2029	1,702	1,685	0.3	1,706
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(i)	9.28%		12/2029	1	—	—	1
Yorkshire Parent, Inc.^	One stop	SF +	5.00%	(i)	9.28%		12/2029	42	42	—	42
								43,749	43,314	8.0	43,660
Banks
Empyrean Solutions, LLC	One stop	SF +	4.50%	(i)	8.80%		11/2031	516	514	0.1	516
Empyrean Solutions, LLC	One stop	SF +	4.75%		N/A(6)		11/2031	—	—	—	—
Empyrean Solutions, LLC(5)	One stop	SF +	4.75%		N/A(6)		11/2031	—	(1)	—	—
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(i)	9.03%		12/2029	1,332	1,319	0.3	1,325
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(i)	9.01%		12/2029	591	579	0.1	584
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(i)	9.03%		12/2029	134	133	—	133
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	4.75%		N/A(6)		12/2029	—	(4)	—	(4)
								2,573	2,540	0.5	2,554
Beverages
Financial Information Technologies, LLC^	One stop	SF +	5.25%	(i)	9.55%		06/2030	2,782	2,747	0.5	2,775
Financial Information Technologies, LLC(25)	One stop	N/A			14.00%	PIK	06/2031	1,719	1,690	0.3	1,771
Financial Information Technologies, LLC^	One stop	SF +	5.25%	(i)	9.55%		06/2030	1,149	1,138	0.2	1,146
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.25%		N/A(6)		06/2030	—	(4)	—	(2)
Spindrift Beverage Co. Inc.	One stop	SF +	0.0525	(i)	9.53%		02/2032	23	19	—	23
Spindrift Beverage Co. Inc.(5)	One stop	SF +	0.0525		N/A(6)		02/2032	—	(1)	—	—
Spindrift Beverage Co. Inc.^	One stop	SF +	0.0525	(i)	9.53%		02/2032	1,652	1,633	0.3	1,652
								7,325	7,221	1.3	7,365
Building Products
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(i)	9.70%		11/2028	3,799	3,780	0.7	3,780
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)		11/2027	—	(2)	—	(3)
								3,799	3,778	0.7	3,777
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	5.25%	(i)	9.55%				01/2031	$4,834	$4,801	0.9%	$4,834
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				01/2031	—	(6)	—	—
BlueMatrix Holdings, LLC	One stop	SF +	5.25%	(i)	9.55%				01/2031	528	516	0.1	528
BlueMatrix Holdings, LLC^	One stop	SF +	5.25%	(i)	9.55%				01/2031	832	829	0.2	832
										6,194	6,140	1.2	6,194
Chemicals
AP Adhesives Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(1)	—	(1)
AP Adhesives Holdings, LLC	One stop	SF +	4.75%	(h)	9.07%				04/2031	4	3	—	3
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(i)	8.80%				04/2032	533	531	0.1	531
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(h)	9.08%				03/2029	339	336	0.1	339
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	9.08%				03/2029	2	1	—	2
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	9.06%				03/2029	68	66	—	68
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.75%	(d)	6.13%	cash/	3.00%	PIK	09/2028	2,209	2,151	0.4	2,099
PHM NL SP Bidco B.V.(8)(10)(25)	One stop	SF +	6.75%	(g)	8.29%	cash/	3.00%	PIK	09/2028	815	808	0.1	774
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	SN +	6.75%	(f)	7.97%	cash/	3.00%	PIK	09/2028	488	469	0.1	464
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.75%	(d)	5.80%	cash/	3.00%	PIK	09/2028	233	222	—	222
										4,691	4,586	0.8	4,501
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(i)	9.32%				10/2029	75	71	—	75
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(i)	9.28%				10/2029	7,679	7,555	1.4	7,679
CI (Quercus) Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	9.30%				06/2031	1,403	1,393	0.3	1,397
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	9.31%				06/2031	27	15	—	26
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	9.30%				06/2031	56	53	—	54
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				06/2031	—	(4)	—	(4)
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(i)	9.27%				01/2031	6,282	6,224	1.2	6,282
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(i)	9.29%				01/2031	1,235	1,217	0.2	1,235
CHA Vision Holdings, Inc.(5)	One stop	SF +	5.00%		N/A(6)				01/2030	—	(5)	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(i)	9.28%				09/2030	838	818	0.2	838
Kleinfelder Intermediate, LLC(5)	One stop	SF +	5.00%		N/A(6)				09/2028	—	(2)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(i)	9.28%				09/2030	91	90	—	91
Profile Products LLC	One stop	SF +	5.50%	(i)	9.86%				11/2027	348	345	0.1	345
Profile Products LLC(8)	One stop	SF +	5.50%	(i)	9.86%				11/2027	71	70	—	70
Profile Products LLC	One stop	P +	4.50%	(a)	12.00%				11/2027	34	33	—	33
Profile Products LLC	One stop	SF +	5.50%		N/A(6)				11/2027	—	—	—	—
PSC Parent, Inc.	One stop	SF +	5.25%		9.56%				04/2031	46	46	—	46
PSC Parent, Inc.	One stop	SF +	5.25%		9.58%				04/2031	73	73	—	73
PSC Parent, Inc.	One stop	SF +	5.25%	(h)	9.57%				04/2030	32	32	—	32
PSC Parent, Inc.^	One stop	SF +	5.25%	(h)	9.56%				04/2031	439	436	0.1	439
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	9.80%				03/2029	8,343	8,270	1.5	8,343
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	9.80%				03/2029	301	295	0.1	301
Radwell Parent, LLC	One stop	SF +	5.50%	(i)	9.80%				03/2029	87	82	—	87
WRE Holding Corp.(5)	One stop	SF +	5.00%		N/A(6)				07/2030	—	(6)	—	—
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	9.22%				07/2031	4,870	4,828	0.9	4,870
WRE Holding Corp.	One stop	SF +	5.00%	(i)(j)	9.17%				07/2031	88	87	—	88
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.17%				07/2031	535	532	0.1	535
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.13%				07/2031	322	321	0.1	322
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.12%				07/2031	251	249	—	251
										33,526	33,118	6.2	33,508
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop	SF +	4.50%		N/A(6)				05/2031	—	(1)	—	—
Consor Intermediate II, LLC	One stop	SF +	4.50%	(i)	8.80%				05/2031	63	63	—	63
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(i)	8.80%				05/2031	381	380	0.1	381
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DCCM, LLC^	One stop	SF +	0.0475	(i)	9.07%				06/2032	$475	$473	0.1%	$473
DCCM, LLC	One stop	SF +	0.0475		N/A(6)				06/2032	—	—	—	—
DCCM, LLC(5)	One stop	SF +	0.0475		N/A(6)				06/2032	—	(1)	—	(1)
Royal Holdco Corporation	One stop	SF +	0.045		N/A(6)				12/2030	—	—	—	—
Royal Holdco Corporation	One stop	SF +	0.045	(i)	8.83%				12/2030	22	21	—	22
Royal Holdco Corporation^	One stop	SF +	0.045	(i)	8.81%				12/2030	558	553	0.1	558
										1,499	1,488	0.3	1,496
Containers & Packaging
Chase Intermediate^	One stop	SF +	4.75%	(i)	9.03%				10/2028	4,020	4,002	0.7	4,020
Chase Intermediate	One stop	SF +	4.75%	(i)	9.03%				10/2028	40	38	—	40
Chase Intermediate	One stop	SF +	4.75%	(h)(i)	9.04%				10/2028	201	200	—	201
Chase Intermediate	One stop	SF +	4.75%	(h)	9.07%				10/2028	55	51	—	55
Fortis Solutions Group, LLC^	One stop	SF +	5.50%	(i)	9.90%				10/2028	2,124	2,108	0.4	2,124
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	9.91%				10/2028	142	142	—	142
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	9.90%				10/2028	5	2	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	9.90%				10/2027	76	73	—	76
Packaging Coordinators Midco, Inc.^	One stop	SF +	0.0475	(i)	9.02%				01/2032	490	489	0.1	490
Packaging Coordinators Midco, Inc.	One stop	SF +	0.0475		N/A(6)				01/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop	SF +	0.0475		N/A(6)				01/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop	SF +	0.0475		N/A(6)				01/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop	SF +	0.0475		N/A(6)				01/2032	—	—	—	—
										7,153	7,105	1.2	7,153
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.55%				05/2030	78	73	—	73
Any Hour, LLC(25)	One stop	N/A			13.00%	PIK			05/2031	964	950	0.2	887
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.54%				05/2030	225	220	—	200
Any Hour, LLC^	One stop	SF +	5.25%	(i)	9.55%				05/2030	2,736	2,703	0.5	2,572
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.31%				10/2030	50	50	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.33%				10/2030	2,044	2,001	0.4	2,044
Apex Service Partners, LLC(5)	One stop	SF +	5.00%		N/A(6)				10/2029	—	(22)	—	—
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.33%				10/2030	8,588	8,397	1.6	8,588
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.28%				10/2030	50	49	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.31%				10/2030	21	20	—	21
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(i)	8.80%				05/2030	136	134	—	136
CHVAC Services Investment, LLC	One stop	SF +	4.50%		N/A(6)				05/2030	—	—	—	—
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(i)	8.82%				05/2030	523	515	0.1	523
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(i)	8.80%				05/2030	6	2	—	6
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	3,924	3,881	0.7	3,924
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(i)	9.57%				07/2027	2,971	2,938	0.5	2,971
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(i)	9.56%				07/2027	2,614	2,585	0.5	2,614
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	141	140	—	141
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	96	95	—	96
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.55%				07/2027	93	92	—	93
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.53%				07/2027	85	85	—	85
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	61	61	—	61
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.54%				07/2027	43	43	—	43
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	—	—	—
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(i)	9.53%				07/2027	50	49	—	50
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	10.68%				12/2027	523	521	0.1	523
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	10.68%				12/2027	47	47	—	47
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	357	353	0.1	357
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	15	14	—	15
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.95%				07/2029	103	102	—	103
FPG Intermediate Holdco, LLC(25)	One stop	SF +	6.75%	(h)(i)(j)	5.42%	cash/	5.75%	PIK	03/2027	71	71	—	71
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FPG Intermediate Holdco, LLC(7)(25)	One stop	SF +	6.75%	(j)	5.47%	cash/	5.75%	PIK	03/2027	$1,771	$1,698	0.2%	$956
FPG Intermediate Holdco, LLC(25)	One stop	SF +	6.75%	(h)(i)(j)	5.46%	cash/	5.75%	PIK	03/2027	42	41	—	42
FSS Buyer LLC	One stop	SF +	4.50%	(i)	8.77%				08/2031	274	270	0.1	274
FSS Buyer LLC	One stop	SF +	4.50%	(i)	8.77%				08/2031	11	11	—	11
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(i)	9.58%				06/2029	429	424	0.1	429
HS Spa Holdings, Inc.	One stop	P +	4.25%	(a)(h)	10.75%				06/2028	13	13	—	13
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(i)	9.55%				06/2029	207	207	—	207
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.33%				05/2028	170	169	—	170
Litera Bidco, LLC	One stop	SF +	5.00%		N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	9.33%				05/2028	425	424	0.1	425
Mario Purchaser, LLC^	One stop	SF +	5.75%	(h)	10.18%				04/2029	411	406	0.1	394
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.18%				04/2029	533	526	0.1	511
Mario Purchaser, LLC(25)	One stop	SF +	10.75%	(h)	15.18%	PIK			04/2032	294	291	0.1	288
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.18%				04/2028	7	7	—	6
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.18%				04/2029	69	69	—	66
NSG Buyer, Inc. ^	One stop	SF +	5.00%	(i)	9.30%				11/2029	9,101	8,949	1.7	9,101
NSG Buyer, Inc.	One stop	SF +	5.00%	(i)	9.30%				11/2028	78	63	—	78
NSG Buyer, Inc. (5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(3)	—	—
NSG Buyer, Inc.	One stop	SF +	5.00%		N/A(6)				11/2029	—	—	—	—
RW AM Holdco LLC^	One stop	SF +	5.25%	(i)	9.65%				04/2028	887	888	0.1	745
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	—	—	(10)
Severin Acquisition, LLC^(25)	One stop	SF +	5.00%	(h)	7.08%	cash/	2.25%	PIK	10/2031	3,158	3,130	0.6	3,127
Severin Acquisition, LLC	One stop	SF +	4.75%	(h)	9.08%				10/2031	171	167	—	167
Severin Acquisition, LLC(25)	One stop	SF +	5.00%	(h)	7.08%	cash/	2.25%	PIK	10/2031	87	84	—	80
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(j)	8.72%				02/2031	675	671	0.1	675
Stellar Brands, LLC	Senior secured	SF +	4.50%		N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(j)	9.42%				12/2030	6,809	6,755	1.3	6,809
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2029	—	(8)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(j)	9.48%				12/2030	1,907	1,872	0.4	1,907
										54,144	53,293	9.7	52,815
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop	SF +	4.50%		N/A(6)				06/2030	—	(4)	—	(4)
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(h)	9.08%				06/2031	1,751	1,731	0.3	1,756
Baker Tilly Advisory Group, LP^	One stop	SF +	4.50%	(h)	8.83%				06/2031	446	443	0.1	441
Baker Tilly Advisory Group, LP(5)	One stop	SF +	4.50%		N/A(6)				06/2031	—	(1)	—	(2)
Banker's Toolbox, Inc.^	One stop	SF +	4.50%	(i)	8.80%				07/2027	1,347	1,339	0.3	1,347
Banker's Toolbox, Inc.	One stop	SF +	4.50%		N/A(6)				07/2027	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(25)	Subordinated debt	E +	8.00%	(d)	2.60%	cash/	8.00%	PIK	07/2032	115	104	—	115
Ceres Groupe SAS & Ceres PikCo^(8)(9)(20)	One stop	E +	5.25%	(d)	7.85%				07/2031	510	465	0.1	510
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%	(d)	7.51%				07/2031	72	67	—	72
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%		N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.(8)(9)(14)(25)	One stop	SN +	5.75%	(f)	9.72%	cash/	0.25%	PIK	12/2030	30	22	—	30
Corsair Blade IV S.A R.L.(8)(14)(25)	One stop	SF +	5.75%	(i)	9.76%	cash/	0.25%	PIK	12/2030	90	90	—	90
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Methods, LLC^	One stop	SF +	4.75%	(i)	9.05%				04/2032	$1,847	$1,838	0.3%	$1,838
Equity Methods, LLC(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(2)	—	(2)
Equity Methods, LLC(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(2)	—	(2)
Finastra USA, Inc.(8)(10)	One stop	SF +	7.25%	(i)	11.57%				09/2029	10	9	—	10
Finastra USA, Inc.^(8)(10)	One stop	SF +	7.25%	(j)	11.43%				09/2029	4,888	4,819	0.9	4,888
Flash Topco, Inc.	One stop	SF +	6.00%	(i)	10.38%				10/2028	922	918	0.2	913
Flash Topco, Inc.	One stop	SF +	6.50%	(i)	10.78%				10/2028	59	59	—	59
Flash Topco, Inc.^	One stop	SF +	6.00%	(i)	10.28%				10/2028	320	318	0.1	316
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(h)	8.83%				11/2028	1,586	1,577	0.3	1,570
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(h)	9.08%				11/2028	335	333	0.1	333
Medlar Bidco Limited(8)(9)(21)	One stop	SN +	5.00%	(f)	9.22%				05/2032	2,081	2,000	0.4	2,081
Medlar Bidco Limited(8)(9)(21)	One stop	E +	5.00%	(c)	7.14%				05/2032	2,544	2,426	0.5	2,544
Medlar Bidco Limited(5)(8)(9)(21)	One stop	SN +	5.00%		N/A(6)				05/2032	—	(5)	—	—
Wealth Enhancement Group, LLC	One stop	SF +	5.00%		N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(i)	9.28%				10/2028	254	253	0.1	254
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(i)	9.28%				10/2028	352	351	0.1	352
Wealth Enhancement Group, LLC	One stop	SF +	5.00%	(h)(i)	9.31%				10/2028	84	83	—	84
										19,643	19,231	3.8	19,593
Electric Utilities
Smart Energy Systems, Inc.(25)	One stop	SF +	7.50%	(j)	7.88%	cash/	3.75%	PIK	01/2030	66	65	—	64
Smart Energy Systems, Inc.^(25)	One stop	SF +	7.50%	(i)(j)	8.01%	cash/	3.75%	PIK	01/2030	600	588	0.1	588
										666	653	0.1	652
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(a)(i)	9.05%				12/2030	241	237	0.1	241
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)	9.06%				12/2030	4	3	—	4
Wildcat TopCo, Inc.^	One stop	SF +	4.75%	(i)	9.05%				11/2031	2,186	2,167	0.4	2,186
Wildcat TopCo, Inc.	One stop	P +	3.75%	(a)	11.25%				11/2031	31	28	—	31
Wildcat TopCo, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(2)	—	—
										2,462	2,433	0.5	2,462
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(h)	9.43%				11/2028	2,203	2,132	0.4	2,203
CST Holding Company(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(2)	—	—
										2,203	2,130	0.4	2,203
Food & Staples Retailing
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(i)	5.45%	cash/	5.25%	PIK	12/2028	400	399	0.1	320
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(i)	5.45%	cash/	5.25%	PIK	12/2028	77	77	—	60
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(i)	5.45%	cash/	5.25%	PIK	12/2028	11	11	—	9
Wineshipping.com LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2028	—	—	—	(11)
										488	487	0.1	378
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(i)	10.30%				10/2030	7,008	6,928	1.3	7,008
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(9)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(i)(j)	9.01%				08/2030	1,143	1,133	0.2	1,143
Eagle Family Foods Group, LLC(5)	One stop	SF +	5.00%		N/A(6)				08/2030	—	(1)	—	—
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	10.70%				07/2027	546	544	0.1	540
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(a)(i)	10.85%				07/2027	98	97	—	96
Wizard Bidco Limited^(8)(10)	One stop	SF +	6.50%	(i)	10.80%				03/2029	650	642	0.1	650
Wizard Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.50%	(f)	8.22%	cash/	1.50%	PIK	03/2029	426	406	0.1	426
Wizard Bidco Limited^(8)(9)(10)	One stop	SN +	6.50%	(f)	10.72%				03/2029	244	217	—	244
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	9.47%				09/2028	57	50	—	57
Zullas, L.C.	One stop	SF +	4.75%		N/A(6)				06/2031	—	—	—	—
Zullas, L.C.^	One stop	SF +	4.75%	(i)	9.07%				06/2031	352	350	0.1	350
Zullas, L.C.(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(2)	—	(2)
										10,524	10,355	1.9	10,512
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Belmont Instrument, LLC^	One stop	SF +	5.25%	(i)	9.55%		08/2028	$1,856	$1,832	0.3%	$1,856
Belmont Instrument, LLC(5)	One stop	SF +	5.25%		N/A(6)		08/2028	—	(1)	—	—
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)	9.83%		06/2031	3,654	3,624	0.7	3,654
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(i)	9.81%		05/2030	24	21	—	24
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(i)	9.80%		06/2031	707	695	0.1	707
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(h)	8.83%		12/2029	746	743	0.1	746
TIDI Legacy Products, Inc.	One stop	SF +	4.50%		N/A(6)		12/2029	—	—	—	—
TIDI Legacy Products, Inc.	One stop	SF +	5.00%		N/A(6)		12/2029	—	—	—	—
YI, LLC^	One stop	SF +	5.75%	(h)	10.06%		12/2029	2,908	2,865	0.5	2,879
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)		12/2029	—	(8)	—	(6)
								9,895	9,771	1.7	9,860
Healthcare Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.68%		12/2027	934	930	0.2	937
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.68%		12/2027	331	330	0.1	332
AAH TOPCO, LLC (25)	Subordinated debt	N/A			11.50%	PIK	12/2031	235	233	—	233
AAH TOPCO, LLC	One stop	SF +	5.25%		N/A(6)		12/2027	—	—	—	—
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.67%		12/2027	3,974	3,950	0.7	3,984
AAH TOPCO, LLC (5)	One stop	SF +	5.00%		N/A(6)		12/2027	—	(4)	—	—
Bamboo US Bidco LLC^(8)(9)	One stop	E +	5.25%	(c)	7.44%		09/2030	1,812	1,595	0.3	1,812
Bamboo US Bidco LLC	One stop	SF +	5.25%	(i)	9.58%		09/2030	11	11	—	11
Bamboo US Bidco LLC	One stop	SF +	5.25%		N/A(6)		09/2030	—	—	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(i)	9.53%		09/2030	378	377	0.1	378
Bamboo US Bidco LLC(5)	One stop	SF +	5.25%		N/A(6)		10/2029	—	(11)	—	—
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(i)	9.53%		09/2030	2,472	2,421	0.5	2,472
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(i)	9.29%		11/2030	462	460	0.1	462
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	5.00%		N/A(6)		11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop	SF +	5.00%		N/A(6)		11/2030	—	(1)	—	—
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(i)	9.29%		11/2030	2,616	2,600	0.5	2,616
BHG Holdings, LLC^	One stop	SF +	5.50%	(h)	9.83%		04/2032	3,900	3,866	0.7	3,865
BHG Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)		04/2032	—	(4)	—	(4)
BHG Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)		04/2032	—	(9)	—	(10)
Community Care Partners, LLC^	One stop	SF +	6.00%	(h)	10.44%		06/2026	129	129	—	129
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(9)(10)	One stop	SN +	5.25%	(f)	9.47%		04/2031	1,579	1,420	0.3	1,579
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop	SF +	5.25%		N/A(6)		04/2031	—	(5)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(10)	One stop	SF +	5.25%	(j)	9.54%		04/2031	2,484	2,442	0.5	2,484
Datix Bidco Limited and RL Datix Holdings, Inc.(8)(10)	One stop	SF +	5.25%	(j)	9.54%		10/2030	91	84	—	91
Datix Bidco Limited and RL Datix Holdings, Inc.(8)(9)(10)	One stop	SN +	5.25%	(f)	9.47%		04/2031	18	17	—	18
ERC Topco Holdings, LLC(25)	One stop	SF +	6.50%	(i)	11.06%	PIK	03/2030	622	573	0.1	573
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(i)	10.06%		03/2030	91	85	—	91
ERC Topco Holdings, LLC(25)	One stop	SF +	5.50%	(i)	10.06%	PIK	03/2030	6	6	—	6
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(i)	9.11%		06/2028	293	291	0.1	293
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(i)	9.11%		06/2028	46	46	—	46
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)		06/2028	—	—	—	—
LOV Acquisition LLC^	Senior secured	SF +	4.25%	(h)	8.58%		11/2031	2,371	2,360	0.4	2,371
LOV Acquisition LLC(5)	Senior secured	SF +	4.25%		N/A(6)		11/2031	—	(1)	—	—
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)		08/2029	—	(4)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(i)	10.08%				08/2029	$14,279	$14,130	2.6%	$14,279
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	2,743	2,713	0.5	2,743
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	114	108	—	114
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	634	630	0.1	634
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	116	116	—	116
PPV Intermediate Holdings, LLC(25)	One stop	N/A			14.75%	PIK			08/2030	66	65	—	67
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(i)	9.58%				08/2029	20	19	—	20
Premise Health Holding Corp.^	One stop	SF +	5.25%	(i)	9.55%				03/2031	6,462	6,383	1.2	6,462
Premise Health Holding Corp.	One stop	SF +	5.25%	(h)	9.57%				03/2030	50	42	—	50
Suveto Buyer, LLC^	One stop	SF +	4.75%	(h)	9.08%				09/2027	1,095	1,091	0.2	1,095
Suveto Buyer, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(1)	—	—
Suveto Buyer, LLC	One stop	SF +	0.0475	(h)	9.08%				09/2027	199	196	—	199
										50,633	49,679	9.2	50,548
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(i)	9.80%				05/2030	14	14	—	14
Amberfield Acquisition Co.	One stop	SF +	5.50%		N/A(6)				05/2030	—	—	—	—
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(i)	9.80%				05/2030	587	582	0.1	587
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(i)	9.15%				10/2029	1,048	1,035	0.2	1,037
Crow River Buyer, Inc.^	One stop	SF +	6.00%	(i)	10.28%				01/2029	367	362	0.1	367
Crow River Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.^	One stop	SF +	6.00%	(h)	10.32%				01/2029	821	814	0.2	821
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(i)	9.05%				12/2031	10,197	10,102	1.9	10,197
GHX Ultimate Parent Corporation(5)	One stop	SF +	4.75%		N/A(6)				12/2031	—	(9)	—	—
Kona Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(2)
Kona Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	(2)
Kona Buyer, LLC	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop	SF +	4.50%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop	SF +	7.00%		N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	8.78%				07/2031	408	405	0.1	406
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	8.78%				07/2031	24	24	—	24
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	8.80%				07/2031	7	7	—	7
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.75%	(f)	9.97%				02/2031	2,112	1,917	0.4	2,091
Lacker Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	(6)	—	(5)
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.75%	(f)	9.97%				02/2031	1,754	1,654	0.3	1,726
Modernizing Medicine, Inc.^(25)	One stop	SF +	5.25%	(i)	6.80%	cash/	2.75%	PIK	04/2032	6,432	6,369	1.2	6,368
Modernizing Medicine, Inc.(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(6)	—	(6)
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(i)	8.80%				09/2030	2,589	2,548	0.5	2,589
Neptune Holdings, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.^(25)	One stop	SF +	4.95%	(h)	6.83%	cash/	2.45%	PIK	08/2031	6,312	6,257	1.2	6,312
Netsmart Technologies, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(7)	—	—
Netsmart Technologies, Inc.(5)	One stop	SF +	6.95%		N/A(6)				08/2031	—	(4)	—	—
Plasma Buyer LLC^	One stop	SF +	5.75%	(i)	10.05%				05/2029	300	296	0.1	288
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	10.05%				05/2028	34	34	—	33
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	10.55%				05/2029	11	11	—	11
QF Holdings, Inc.	One stop	SF +	4.75%	(i)	9.03%				12/2027	35	34	—	35
Veranex, Inc.(7)(25)	Senior secured	SF +	6.75%	(j)	5.29%	cash/	5.75%	PIK	04/2028	131	121	—	95
Veranex, Inc.(7)(25)	Senior secured	SF +	4.75%	(j)	5.25%	cash/	3.75%	PIK	04/2028	46	41	—	33
Veranex, Inc.(7)(25)	Senior secured	SF +	6.75%	(h)(i)(j)	5.31%	cash/	5.75%	PIK	04/2028	34	31	—	24
										33,263	32,624	6.3	33,050
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(i)(j)	10.47%				08/2028	815	811	0.2	815
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	10.38%				08/2028	41	41	—	41
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)(j)	10.43%				08/2028	92	91	—	92
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.45%				08/2028	76	71	—	76
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Crumbl Enterprises, LLC	One stop	SF +	4.50%	(i)	8.83%				05/2032	$57	$55	—%	$55
Crumbl Enterprises, LLC^	One stop	SF +	4.50%	(i)	8.83%				05/2032	4,373	4,352	0.8	4,352
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.05%				10/2028	2,051	2,027	0.4	2,051
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.05%				10/2028	310	306	0.1	310
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	69	69	—	69
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	32	31	—	32
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.05%				10/2028	142	141	—	142
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	36	33	—	36
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.04%				10/2028	350	348	0.1	350
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	168	166	—	168
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.05%				10/2028	106	105	—	106
GFP Atlantic Holdco 2, LLC^	One stop	SF +	6.00%	(i)	10.32%				11/2029	1,237	1,222	0.2	1,237
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(17)	—	—
Harri US LLC(25)	One stop	SF +	7.25%	(i)	6.83%	cash/	4.75%	PIK	08/2028	52	50	—	49
Harri US LLC(25)	One stop	SF +	7.25%	(i)	6.83%	cash/	4.75%	PIK	08/2028	35	35	—	33
Harri US LLC(25)	One stop	SF +	7.25%	(i)	6.83%	cash/	4.75%	PIK	08/2028	34	34	—	32
Harri US LLC(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(1)
Harri US LLC^(25)	One stop	SF +	7.25%	(i)	6.82%	cash/	4.75%	PIK	08/2028	318	296	0.1	300
Harri US LLC(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	(3)	—	(51)
Health Buyer, LLC^	Senior secured	SF +	5.25%	(i)	9.55%				04/2029	145	144	—	145
Health Buyer, LLC^	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	75	73	—	75
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	38	37	—	38
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.80%				04/2029	39	39	—	39
PB Group Holdings, LLC^(25)	One stop	SF +	5.50%	(h)	7.08%	cash/	2.75%	PIK	08/2030	3,312	3,298	0.6	3,312
PB Group Holdings, LLC	One stop	SF +	5.00%	(h)	9.33%				08/2030	45	44	—	45
QSR Acquisition Co.^	One stop	SF +	4.25%	(i)	8.57%				06/2032	5,339	5,319	1.0	5,319
QSR Acquisition Co.(5)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(2)	—	(2)
QSR Acquisition Co.(5)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(4)	—	(4)
Rooster BidCo Limited(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				03/2032	—	—	—	—
Rooster BidCo Limited(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				03/2032	—	(2)	—	—
Rooster BidCo Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	9.22%				03/2032	473	442	0.1	473
SDC Holdco, LLC^	One stop	SF +	4.75%	(i)	9.05%				06/2031	6,459	6,431	1.2	6,459
SDC Holdco, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(2)	—	—
SDC Holdco, LLC(25)	Second lien	SF +	8.50%	(i)	12.80%	PIK			06/2032	1,093	1,087	0.2	1,093
Super REGO, LLC(25)	Subordinated debt	N/A			15.00%	PIK			03/2030	36	35	—	36
YE Brands Holding, LLC^	One stop	SF +	4.75%	(i)	9.05%				10/2027	2,925	2,906	0.5	2,925
YE Brands Holding, LLC	One stop	SF +	4.75%		N/A(6)				10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.05%				10/2027	391	388	0.1	391
										30,764	30,497	5.6	30,638
Household Products
WU Holdco, Inc.^	One stop	SF +	4.75%	(i)	9.05%				04/2032	894	889	0.2	889
WU Holdco, Inc.	One stop	SF +	4.75%		N/A(6)				04/2032	—	—	—	—
WU Holdco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				04/2032	—	(1)	—	(1)
										894	888	0.2	888
Industrial Conglomerates
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	9.05%				07/2029	216	214	0.1	216
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(a)(i)	9.42%				07/2029	109	103	—	109
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	9.05%				07/2029	55	54	—	55
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	9.05%				07/2029	29	28	—	29
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	9.05%				07/2029	33	33	—	33
Dwyer Instruments, Inc.(5)(8)(9)	One stop	E +	5.00%		N/A(6)				07/2029	—	(4)	—	—
Dwyer Instruments, Inc.^(8)(9)	One stop	E +	5.00%	(c)	6.94%				07/2029	4,924	4,368	0.9	4,924
Dwyer Instruments, Inc.(5)	One stop	SF +	4.75%		N/A(6)				07/2029	—	(7)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	9.05%	07/2029	$389	$386	0.1%	$389
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(i)	9.28%	06/2031	3,421	3,392	0.6	3,387
Essential Services Holdings Corporation	One stop	SF +	5.00%	(i)	9.33%	06/2030	50	47	—	47
Essential Services Holdings Corporation(5)	One stop	SF +	5.00%		N/A(6)	06/2031	—	(3)	—	(7)
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(h)	9.58%	08/2029	644	635	0.1	644
Excelitas Technologies Corp.^(8)(9)	One stop	E +	5.25%	(b)	7.18%	08/2029	129	112	—	129
Excelitas Technologies Corp.	One stop	SF +	5.25%		N/A(6)	08/2028	—	—	—	—
Excelitas Technologies Corp.(5)	One stop	SF +	5.25%		N/A(6)	08/2029	—	(4)	—	—
							9,999	9,354	1.8	9,955
Insurance
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.65%	07/2027	178	177	—	178
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.65%	07/2027	53	53	—	53
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.65%	07/2027	50	50	—	50
AMBA Buyer, Inc.	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.65%	07/2027	19	19	—	19
Bellwether Buyer, LLC	One stop	SF +	4.50%		N/A(6)	04/2032	—	—	—	—
Bellwether Buyer, LLC^	One stop	SF +	4.50%	(h)	8.81%	04/2032	463	460	0.1	461
Bellwether Buyer, LLC(5)	One stop	SF +	4.50%		N/A(6)	04/2032	—	(1)	—	(1)
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.78%	03/2028	851	839	0.2	851
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.83%	03/2028	572	572	0.1	572
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(i)	9.80%	03/2028	147	146	—	147
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(i)	9.82%	03/2028	704	693	0.1	704
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(h)	8.83%	07/2029	5,382	5,331	1.0	5,382
Captive Resources Midco, LLC(5)	One stop	SF +	4.50%		N/A(6)	07/2028	—	(1)	—	—
Disco Parent, Inc.^	One stop	SF +	7.00%	(i)	11.33%	03/2029	650	639	0.1	650
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)	03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(i)	9.55%	12/2030	4,849	4,811	0.9	4,849
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.55%	12/2029	126	119	—	126
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.55%	12/2030	4,568	4,532	0.8	4,568
Doxa Insurance Holdings LLC	One stop	SF +	5.00%		N/A(6)	12/2030	—	—	—	—
Gimlet Bidco GMBH^(8)(9)(19)	One stop	E +	5.75%	(c)	7.94%	04/2031	3,842	3,416	0.7	3,842
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.75%	(b)(c)	7.90%	04/2031	1,089	988	0.2	1,089
Illumifin Corporation(25)	One stop	SF +	6.00%	(i)	10.53%	09/2027	185	184	—	176
Integrated Specialty Coverages, LLC^	One stop	SF +	4.75%	(h)	9.08%	07/2030	878	865	0.2	878
Integrated Specialty Coverages, LLC(5)	One stop	SF +	4.75%		N/A(6)	07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	4.75%		N/A(6)	07/2030	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(i)	9.33%	08/2028	4,124	4,093	0.8	4,124
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%		N/A(6)	08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	5.00%		N/A(6)	08/2028	—	(1)	—	—
Keystone Agency Partners LLC^	One stop	SF +	4.75%	(i)	9.05%	05/2027	1,577	1,560	0.3	1,577
Keystone Agency Partners LLC	One stop	SF +	4.75%	(i)	9.05%	05/2027	330	328	0.1	330
Keystone Agency Partners LLC^	One stop	SF +	4.75%	(i)	9.05%	05/2027	183	181	—	183
Keystone Agency Partners LLC	One stop	SF +	4.75%	(i)	9.05%	05/2027	162	161	—	162
Keystone Agency Partners LLC	One stop	SF +	4.75%	(i)	9.05%	05/2027	7,349	7,271	1.4	7,349
Keystone Agency Partners LLC^	One stop	SF +	4.75%	(i)	9.05%	05/2027	50	49	—	50
Keystone Agency Partners LLC	One stop	SF +	4.75%	(h)(i)	9.07%	05/2027	22	22	—	22
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	5.00%		N/A(6)	11/2031	—	—	—	—
MRH Trowe Germany GMBH^(8)(9)(19)	One stop	E +	5.00%	(c)	7.14%	08/2025	576	544	0.1	573
MRH Trowe Germany GMBH(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)	05/2032	—	—	—	(1)
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(h)	10.06%	11/2029	3,133	3,110	0.6	3,141
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.06%	11/2029	36	32	—	36
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.06%	11/2029	1,304	1,293	0.2	1,307
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.00%		N/A(6)	11/2029	—	(4)	—	(8)
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	4.75%	(i)	9.05%	05/2030	6,940	6,860	1.3	6,940
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				05/2030	$—	$(5)	—%	$—
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.30%				10/2028	8,442	8,353	1.5	8,391
Patriot Growth Insurance Services, LLC^	One stop	SF +	5.00%	(i)	9.45%				10/2028	659	640	0.1	659
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.45%				10/2028	136	136	—	136
Patriot Growth Insurance Services, LLC(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(2)	—	—
Wasabi Lower Holdco, LLC(5)	Senior secured	SF +	0.045		N/A(6)				06/2032	—	(1)	—	(1)
Wasabi Lower Holdco, LLC	Senior secured	SF +	0.045	(i)	8.80%				06/2032	240	237	0.1	237
World Insurance Associates, LLC(5)	One stop	SF +	0.05		N/A(6)				04/2030	—	(2)	—	—
World Insurance Associates, LLC	One stop	SF +	0.05		N/A(6)				04/2030	—	—	—	—
										59,869	58,744	10.9	59,801
IT Services
CivicPlus, LLC^	One stop	SF +	5.50%	(i)	9.83%				08/2030	1,198	1,189	0.2	1,192
CivicPlus, LLC(5)	One stop	SF +	5.50%		N/A(6)				08/2030	—	(2)	—	(2)
CivicPlus, LLC(25)	One stop	SF +	11.75%	(i)(j)	16.04%	PIK			06/2034	128	127	—	130
CivicPlus, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2030	—	(1)	—	(1)
Critical Start, Inc.^(25)	One stop	SF +	6.75%	(i)	7.40%	cash/	3.63%	PIK	05/2028	202	201	—	200
Critical Start, Inc.^(25)	One stop	SF +	6.75%	(i)	7.40%	cash/	3.63%	PIK	05/2028	110	109	—	109
Critical Start, Inc.	One stop	SF +	6.25%	(a)(i)	11.41%				05/2028	20	20	—	20
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.50%	(d)	9.03%	PIK			07/2029	966	828	0.2	918
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.50%	(d)	9.03%	PIK			07/2029	90	81	—	82
Goldcup 31018 AB(8)(9)(16)	One stop	E +	6.25%	(d)	8.58%				01/2029	72	63	—	68
Kentik Technologies, Inc.(25)	Second lien	SF +	12.25%	(i)	16.56%	PIK			11/2029	55	52	—	55
Kentik Technologies, Inc.(5)	Second lien	SF +	12.25%		N/A(6)				11/2029	—	(1)	—	(1)
Netwrix Corporation^	One stop	SF +	4.75%	(i)	9.08%				06/2029	4,364	4,346	0.8	4,364
Netwrix Corporation(5)	One stop	SF +	4.75%		N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(i)	9.08%				06/2029	145	114	—	145
Netwrix Corporation	One stop	SF +	4.75%	(i)	9.08%				06/2029	618	614	0.1	618
PDQ Intermediate, Inc.(25)	Subordinated debt	N/A			13.75%	PIK			10/2031	63	62	—	63
ReliaQuest Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				04/2031	—	(5)	—	(3)
ReliaQuest Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				04/2031	—	(2)	—	(2)
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(i)	7.03%	cash/	3.25%	PIK	04/2031	8,205	8,152	1.5	8,164
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(i)	7.03%	cash/	3.25%	PIK	04/2031	50	50	—	50
WPEngine, Inc.^	One stop	SF +	5.75%	(i)	10.07%				08/2029	443	437	0.1	443
WPEngine, Inc.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	10.83%				07/2027	432	432	0.1	432
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	10.83%				07/2027	172	170	—	172
										17,333	17,034	3.0	17,216
Leisure Products
Crunch Holdings, LLC^	One stop	SF +	4.75%	(h)	9.06%				09/2031	6,177	6,161	1.1	6,161
Crunch Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(2)	—	(2)
Movement Holdings, LLC^(8)(10)	One stop	SF +	5.25%	(h)	9.58%				03/2030	2,401	2,382	0.4	2,401
Movement Holdings, LLC(5)(8)(10)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(3)	—	—
Movement Holdings, LLC(5)(8)(10)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(13)	—	—
										8,578	8,525	1.5	8,560
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.26%				11/2029	6,248	6,127	1.1	6,248
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2029	—	(19)	—	—
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.26%				11/2029	846	839	0.2	846
Graphpad Software, LLC(5)	One stop	SF +	4.75%		N/A(6)				06/2031	—	(1)	—	—
Graphpad Software, LLC^	One stop	P +	3.75%	(a)	11.25%				06/2031	2,616	2,604	0.5	2,616
Graphpad Software, LLC	One stop	P +	3.75%	(a)	11.25%				06/2031	65	63	—	65
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PAS Parent Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2028	$—	$(3)	—%	$—
PAS Parent Inc.^	One stop	SF +	4.75%	(h)	9.08%				12/2028	2,716	2,688	0.5	2,716
PAS Parent Inc.	One stop	SF +	4.75%	(h)	9.08%				12/2027	18	15	—	18
PAS Parent Inc.	One stop	SF +	4.75%	(h)	9.08%				12/2028	246	242	—	246
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(i)	4.30%	cash/	4.75%	PIK	03/2029	196	196	—	188
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(i)	4.30%	cash/	4.75%	PIK	03/2029	47	47	—	47
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	9.88%				08/2027	56	56	—	54
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	9.88%				08/2027	47	47	—	46
Unchained Labs, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	(1)
										13,101	12,900	2.3	13,089
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(h)	8.83%				08/2031	930	922	0.2	930
AI Titan Parent, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(1)	—	—
AI Titan Parent, Inc.(5)	One stop	SF +	4.50%		N/A(6)				08/2031	—	(1)	—	—
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(i)	9.80%				12/2030	8,195	8,130	1.5	8,195
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	9.80%				12/2030	907	895	0.2	907
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)(i)	9.80%				12/2029	550	541	0.1	550
Thermogenics, Inc.(8)(11)	One stop	SF +	4.25%		N/A(6)				06/2032	—	—	—	—
Thermogenics, Inc.^(8)(11)	One stop	SF +	4.25%	(i)	8.55%				06/2032	145	144	—	144
Thermogenics, Inc.(5)(8)(11)	One stop	SF +	4.25%		N/A(6)				06/2032	—	(2)	—	(2)
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(k)	6.93%				06/2032	114	113	—	113
										10,841	10,741	2.0	10,837
Marine
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(i)	9.55%				04/2029	4,333	4,310	0.8	4,333
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(i)	9.55%				04/2029	98	97	—	98
Project Nike Purchaser, LLC	One stop	SF +	5.25%	(i)	9.55%				04/2029	71	70	—	71
										4,502	4,477	0.8	4,502
Media
Lotus Topco, Inc.(5)(25)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(1)	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(i)	9.05%				06/2030	408	405	0.1	408
Lotus Topco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(1)	—	—
Shout! Factory, LLC^	One stop	SF +	5.25%	(i)	9.55%				06/2031	1,181	1,172	0.2	1,164
Shout! Factory, LLC(5)	One stop	SF +	5.25%		N/A(6)				06/2031	—	(1)	—	(2)
										1,589	1,574	0.3	1,570
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(h)	9.83%				12/2029	5,617	5,554	1.0	5,617
Envernus, Inc.	One stop	SF +	5.50%	(h)	9.82%				12/2029	32	27	—	32
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	—
										5,649	5,580	1.0	5,649
Paper & Forest Products
Messenger, LLC^	One stop	SF +	5.00%	(i)	9.30%				12/2027	577	574	0.1	577
Messenger, LLC^	One stop	SF +	5.00%	(h)	9.33%				12/2027	174	173	0.1	174
Messenger, LLC	One stop	SF +	5.00%	(i)	9.30%				12/2027	87	87	—	87
Messenger, LLC	One stop	SF +	5.00%		N/A(6)				12/2027	—	—	—	—
Messenger, LLC(5)(8)(9)	One stop	SN +	5.00%		N/A(6)				12/2027	—	(1)	—	—
Messenger, LLC^(8)(9)	One stop	SN +	5.00%	(f)	9.22%				12/2027	1,077	975	0.2	1,077
Messenger, LLC^	One stop	SF +	5.00%	(i)	9.30%				12/2027	589	584	0.1	589
										2,504	2,392	0.5	2,504
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Caerus Midco 3 S.A.R.L.^(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	$775	$766	0.2%	$775
Caerus Midco 3 S.A.R.L.^(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	138	137	—	138
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	118	117	—	118
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(h)	9.32%				05/2029	19	18	—	19
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(i)	9.30%				05/2029	20	20	—	20
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(i)	9.83%				10/2028	585	579	0.1	585
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(i)	9.83%				10/2028	196	194	—	196
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.50%	(i)	9.83%				10/2028	164	160	—	164
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(i)	9.83%				10/2027	42	41	—	42
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.50%	(i)	9.83%				10/2028	248	245	0.1	248
Cobalt Buyer Sub, Inc.(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(2)	—	—
Creek Parent, Inc.^	One stop	SF +	5.25%	(h)	9.57%				12/2031	7,151	7,036	1.3	7,151
Creek Parent, Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2031	—	(16)	—	—
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	7.97%	cash/	1.13%	PIK	08/2028	1,568	1,560	0.3	1,517
Spark Bidco Limited^(8)(9)(10)	Senior secured	SN +	6.00%	(f)	10.22%				08/2028	679	595	0.1	679
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(i)	10.30%				08/2028	475	470	0.1	475
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	7.97%	cash/	1.13%	PIK	08/2028	190	157	—	184
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	7.97%	cash/	1.13%	PIK	08/2028	166	147	—	161
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	3.75%	(f)	7.97%				02/2028	62	60	—	59
										12,596	12,284	2.2	12,531
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(i)	10.55%				05/2029	544	539	0.1	544
ALKU Intermediate Holdings, LLC^	One stop	SF +	5.50%	(i)	9.80%				05/2029	60	59	—	59
bswift, LLC^	One stop	SF +	4.75%	(h)	9.06%				11/2028	458	450	0.1	458
bswift, LLC^	One stop	SF +	4.75%	(h)	9.07%				11/2028	2,608	2,596	0.5	2,608
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(i)	9.33%				09/2028	324	320	0.1	324
DISA Holdings Corp.(25)	Subordinated debt	SF +	8.50%	(i)	10.82%	cash/	2.00%	PIK	03/2029	52	51	—	52
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.33%				09/2028	36	36	—	36
DISA Holdings Corp.	One stop	SF +	5.00%	(i)	9.33%				09/2028	45	45	—	45
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.33%				09/2028	34	33	—	34
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(i)	9.33%				09/2028	490	485	0.1	490
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	9.30%				09/2028	360	356	0.1	360
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(5)	—	—
Eclipse Buyer, Inc.^	One stop	SF +	4.75%	(h)	9.06%				09/2031	1,264	1,253	0.2	1,264
Eclipse Buyer, Inc.(5)	One stop	SF +	4.75%		N/A(6)				09/2031	—	(1)	—	—
Eliassen Group, LLC^	One stop	SF +	5.75%	(i)	10.05%				04/2028	73	73	—	72
Eliassen Group, LLC	One stop	SF +	5.75%	(h)	10.08%				04/2028	15	15	—	15
Filevine, Inc.^(25)	One stop	SF +	6.50%	(i)	8.43%	cash/	2.50%	PIK	04/2027	314	311	0.1	319
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC^	One stop	SF +	5.00%	(i)	9.28%				09/2028	681	672	0.1	681
IG Investments Holdings, LLC	One stop	SF +	5.00%		N/A(6)				09/2028	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.50%	(i)	9.93%				11/2028	3,179	3,168	0.6	2,988
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.50%	(i)	9.94%				11/2028	233	232	—	219
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.50%	(i)	9.95%				11/2028	233	232	—	219
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(i)	9.05%				12/2028	935	931	0.2	935
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(i)	9.05%				12/2028	131	131	—	131
Procure Acquireco, Inc.	One stop	SF +	4.75%		N/A(6)				12/2028	—	—	—	—
Procure Acquireco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				12/2028	—	(3)	—	—
Procure Acquireco, Inc.	One stop	SF +	4.75%	(i)	9.05%				12/2028	138	138	—	138
Varicent Intermediate Holdings Corporation^(8)(11)(25)	One stop	SF +	5.75%	(i)	6.93%	cash/	3.13%	PIK	08/2031	5,386	5,319	1.0	5,386
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop	SF +	5.25%		N/A(6)				08/2031	$—	$(9)	—%	$—
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop	SF +	5.75%		N/A(6)				08/2031	—	(7)	—	—
										17,593	17,420	3.2	17,377
Software
Anaplan, Inc.^	One stop	SF +	4.50%	(i)	8.83%				06/2029	8,725	8,676	1.6	8,725
Anaplan, Inc.	One stop	SF +	4.50%		N/A(6)				06/2028	—	—	—	—
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.00%	(f)	9.22%				06/2029	702	614	0.1	702
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.00%	(f)	9.22%				06/2029	366	312	0.1	366
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.30%				07/2030	2,017	1,981	0.4	2,017
Arrow Buyer, Inc.	One stop	SF +	5.00%	(i)	9.30%				07/2030	128	127	—	128
Arrow Buyer, Inc.	One stop	SF +	5.00%	(i)	9.30%				07/2030	132	132	—	132
Artifact Bidco, Inc.	One stop	SF +	4.25%		N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.25%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop	SF +	4.25%		N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.25%	(i)	8.55%				05/2031	453	449	0.1	453
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.28%	cash/	3.25%	PIK	07/2027	439	437	0.1	439
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.28%	cash/	3.25%	PIK	07/2027	92	92	—	92
Auvik Networks Inc.(8)(11)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.28%	cash/	3.25%	PIK	07/2027	74	73	—	74
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(h)	10.33%				03/2031	839	829	0.2	839
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(h)	10.33%				03/2031	1,907	1,883	0.4	1,907
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				03/2031	—	(4)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	6.25%		N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2031	—	(2)	—	—
Baxter Planning Systems, LLC^(25)	One stop	SF +	6.25%	(i)	7.16%	cash/	3.38%	PIK	05/2031	1,266	1,259	0.2	1,266
Bayshore Intermediate #2, L.P.	One stop	SF +	5.75%	(i)	10.06%				10/2027	227	212	—	227
Bayshore Intermediate #2, L.P.^(25)	One stop	SF +	6.25%	(i)	7.18%	cash/	3.38%	PIK	10/2028	4,882	4,847	0.9	4,882
BestPass, Inc.^	One stop	SF +	4.75%	(h)	9.08%				08/2031	6,216	6,189	1.1	6,216
BestPass, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(3)	—	—
BestPass, Inc.(5)	One stop	SF +	4.75%		N/A(6)				08/2031	—	(4)	—	—
Bloomerang, LLC^	One stop	SF +	6.00%	(i)	10.30%				12/2029	4,643	4,608	0.9	4,643
Bloomerang, LLC	One stop	SF +	6.00%	(i)	10.32%				12/2029	260	252	0.1	260
Bloomerang, LLC	One stop	SF +	6.00%	(i)	10.30%				12/2029	464	454	0.1	464
Blue Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	9.22%				06/2032	882	857	0.2	873
Blue Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				06/2032	—	(2)	—	(4)
Blue Bidco Limited^(8)(10)	One stop	SF +	5.00%	(j)	9.26%				06/2032	125	124	—	123
Blue Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(d)	7.04%				06/2032	499	478	0.1	494
Bottomline Technologies, Inc.^	One stop	SF +	4.50%	(i)	8.80%				05/2029	1,798	1,777	0.3	1,798
Bottomline Technologies, Inc.(5)	One stop	SF +	4.50%		N/A(6)				05/2028	—	(1)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(j)	10.14%				01/2029	507	497	0.1	507
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(j)	10.14%				01/2029	134	131	—	134
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(12)	One stop	SF +	6.00%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(12)	One stop	SF +	6.00%		N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(f)	9.72%				08/2030	703	642	0.1	703
Camelia Bidco Limited^(8)(9)(10)	One stop	A +	5.50%	(e)	9.16%				08/2030	42	40	—	42
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(f)	9.72%				08/2030	100	88	—	100
Camelia Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	(5)	—	—
CB Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2031	—	(5)	—	—
CB Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.55%				07/2031	5,681	5,634	1.0	5,681
CB Buyer, Inc.	One stop	SF +	5.25%	(i)	9.55%				07/2031	172	165	—	172
Coupa Holdings, LLC^	One stop	SF +	5.25%	(i)	9.53%				02/2030	3,048	2,991	0.6	3,048
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2029	$—	$(1)	—%	$—
Coupa Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				02/2030	—	(3)	—	—
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(h)	11.08%				11/2030	11,639	11,506	2.1	11,639
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(14)	—	—
Daxko Acquisition Corporation^	One stop	SF +	4.75%	(h)	9.08%				10/2028	1,518	1,511	0.3	1,518
Daxko Acquisition Corporation	One stop	SF +	4.75%	(h)	9.08%				10/2028	128	127	—	128
Daxko Acquisition Corporation(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(2)	—	—
Daxko Acquisition Corporation	One stop	SF +	4.75%	(h)	9.08%				10/2028	8	8	—	8
Daxko Acquisition Corporation	One stop	SF +	4.75%	(h)	9.08%				10/2028	23	20	—	23
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	9.22%				08/2030	1,109	1,003	0.2	1,109
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	6.98%				08/2030	276	250	0.1	276
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	6.98%				08/2030	1,910	1,700	0.4	1,910
Denali Bidco Limited(8)(9)(10)	One stop	E +	5.00%	(c)	6.98%				08/2030	386	342	0.1	386
Denali Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.00%		N/A(6)				08/2030	—	(15)	—	—
Einstein Parent, Inc.^	One stop	SF +	6.50%	(i)	10.77%				01/2031	4,001	3,927	0.7	3,961
Einstein Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(8)	—	(4)
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(3)	—	—
Espresso Bidco, Inc.(5)	One stop	SF +	5.25%		N/A(6)				03/2032	—	(3)	—	—
Espresso Bidco, Inc.^(25)	One stop	SF +	5.75%	(i)	7.17%	cash/	2.88%	PIK	03/2032	1,705	1,681	0.3	1,705
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.05%				09/2030	5,435	5,310	1.0	5,435
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	4.75%		N/A(6)				10/2029	—	(13)	—	—
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.05%				09/2030	394	391	0.1	394
Gainsight, Inc.	One stop	SF +	5.75%	(i)	10.23%				07/2027	600	597	0.1	600
Gainsight, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	—
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	1,880	1,861	0.4	1,880
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	1,229	1,215	0.2	1,229
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.80%	cash/	4.13%	PIK	07/2029	225	224	—	225
GTY Technology Holdings, Inc.	One stop	SF +	6.00%	(a)(i)	10.96%				07/2029	130	126	—	130
GTY Technology Holdings, Inc.(25)	One stop	SF +	6.63%	(i)	6.82%	cash/	4.13%	PIK	07/2029	697	683	0.1	697
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.76%	cash/	4.13%	PIK	07/2029	298	296	0.1	298
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.82%	cash/	4.13%	PIK	07/2029	2,047	2,019	0.4	2,047
Gurobi Optimization, LLC(5)	One stop	SF +	4.50%		N/A(6)				09/2031	—	(3)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(i)	8.80%				09/2031	4,476	4,437	0.8	4,476
Hornet Security Holding GMBH^(8)(9)(19)	One stop	E +	4.75%	(d)	7.21%				02/2031	2,655	2,407	0.5	2,682
Hornet Security Holding GMBH^(8)(9)(19)	One stop	E +	4.75%	(d)	7.21%				02/2031	1,770	1,604	0.3	1,788
Hornet Security Holding GMBH(8)(9)(19)	One stop	E +	4.75%	(b)	6.64%				08/2030	43	35	—	43
Hornet Security Holding GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.80%				02/2031	368	352	0.1	376
Hyland Software, Inc.^	One stop	SF +	5.00%	(h)	9.33%				09/2030	13,159	13,011	2.4	13,159
Hyland Software, Inc.(5)	One stop	SF +	5.00%		N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.^	One stop	SF +	5.75%	(i)	10.03%				01/2030	7,751	7,633	1.4	7,751
Icefall Parent, Inc.(5)	One stop	SF +	5.75%		N/A(6)				01/2030	—	(11)	—	—
ICIMS, Inc.^(25)	One stop	SF +	5.75%	(i)	10.03%				08/2028	14,550	14,431	2.5	13,823
ICIMS, Inc.	One stop	SF +	5.75%	(i)	10.03%				08/2028	42	40	—	28
IQN Holding Corp. ^(25)	One stop	SF +	5.75%	(i)	6.96%	cash/	3.13%	PIK	05/2029	920	914	0.2	915
IQN Holding Corp.	One stop	SF +	5.25%	(i)	9.58%				05/2028	51	50	—	50
IQN Holding Corp. (25)	One stop	SF +	5.75%	(i)	6.93%	cash/	3.13%	PIK	05/2029	379	375	0.1	377
IQN Holding Corp. (5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	—	—	(1)
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	1,078	1,074	0.2	1,078
Island Bidco AB(8)(9)(16)(25)	One stop	E +	7.25%	(d)	2.04%	cash/	7.25%	PIK	07/2028	449	400	0.1	449
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	184	183	—	184
Island Bidco AB(8)(16)	One stop	SF +	6.50%	(j)	10.77%				07/2028	15	15	—	15
Island Bidco AB(8)(9)(16)	One stop	E +	6.50%		N/A(6)				07/2028	—	—	—	—
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.79%				02/2028	2,041	2,007	0.4	2,041
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.79%				02/2028	360	354	0.1	360
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LeadsOnline, LLC(5)	One stop	SF +	4.50%		N/A(6)				02/2028	$—	$(1)	—%	$—
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.80%				02/2028	202	201	—	202
Lighthouse Bidco GMBH(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)				06/2031	—	(1)	—	—
Lighthouse Bidco GMBH^(8)(9)(19)	One stop	E +	5.00%	(c)	6.98%				12/2031	496	436	0.1	496
Lighthouse Bidco GMBH(5)(8)(9)(19)	One stop	E +	5.00%		N/A(6)				12/2031	—	(2)	—	—
LogicMonitor, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2031	—	(4)	—	—
LogicMonitor, Inc.^	One stop	SF +	5.50%	(i)	9.78%				11/2031	5,031	5,002	0.9	5,031
Metatiedot Bidco Oy & Metatiedot US, LLC(5)(8)(9)(15)	One stop	E +	5.25%		N/A(6)				11/2030	—	(4)	—	—
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.25%	(c)	7.26%				11/2031	1,622	1,435	0.3	1,622
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(15)	One stop	E +	5.25%	(c)	7.26%				11/2031	13	9	—	13
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(15)	One stop	SF +	5.25%	(i)	9.58%				11/2031	1,031	1,017	0.2	1,031
Ministry Brands Holdings LLC^	One stop	SF +	5.50%	(h)	9.93%				12/2028	1,166	1,160	0.2	1,143
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(h)	9.93%				12/2028	335	333	0.1	328
Ministry Brands Holdings LLC	One stop	P +	4.50%	(a)	12.00%				12/2027	10	9	—	8
MYOB Invest Co Pty Ltd^(8)(9)(13)	One stop	A +	5.50%	(e)	9.21%				06/2030	5,133	5,015	0.9	5,082
Navex TopCo, Inc.^	One stop	SF +	5.25%	(h)	9.57%				11/2030	10,951	10,782	2.0	10,951
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(13)	—	—
Naviga Inc.(7)(25)	Senior secured	SF +	1.00%	(i)	5.40%	PIK			09/2026	7	6	—	2
Onit, Inc.^	One stop	SF +	4.75%	(i)	9.03%				01/2032	504	499	0.1	504
Onit, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(1)	—	—
Onit, Inc.(5)	One stop	SF +	4.75%		N/A(6)				01/2032	—	(1)	—	—
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(12)	One stop	E +	5.75%	(c)	7.73%				11/2029	772	692	0.1	778
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(12)	One stop	E +	5.00%	(c)	6.98%				11/2029	33	27	—	33
Panzura, LLC(25)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	64	61	—	58
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.19%				01/2031	3,654	3,315	0.7	3,608
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.19%				01/2031	251	225	—	248
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.50%	(c)	7.44%				01/2031	1,132	1,016	0.2	1,118
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.50%	(c)	7.44%				01/2031	131	112	—	125
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(i)	9.54%				01/2031	370	367	0.1	366
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(i)	9.54%				01/2031	246	240	—	243
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop	E +	5.25%		N/A(6)				01/2031	—	(5)	—	(11)
PING Identity Holding Corp.^	One stop	SF +	4.75%	(i)	9.05%				10/2029	903	893	0.2	903
PING Identity Holding Corp.(5)	One stop	SF +	4.75%		N/A(6)				10/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(i)	10.80%				09/2028	239	238	0.1	239
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(i)	10.80%				09/2028	146	145	—	146
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(i)	10.80%				09/2028	48	48	—	48
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(i)	10.80%				09/2028	32	31	—	32
ProcessUnity Holdings, LLC^	One stop	SF +	6.75%	(i)	11.05%				09/2028	400	398	0.1	400
QAD, Inc.^	One stop	SF +	4.75%	(h)	9.08%				11/2027	3,808	3,793	0.7	3,808
QAD, Inc.(5)	One stop	SF +	4.75%		N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.58%				06/2029	2,379	2,366	0.4	2,379
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.56%				06/2029	3,260	3,237	0.6	3,260
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.58%				06/2029	52	52	—	52
Quant Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(19)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.58%				06/2029	490	485	0.1	490
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.05%	(f)	7.72%	cash/	2.55%	PIK	07/2029	808	691	0.2	804
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	6.05%	(g)	7.79%	cash/	2.55%	PIK	07/2029	139	138	—	138
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.05%	(f)	7.72%	cash/	2.55%	PIK	07/2029	59	51	—	59
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.80%	(f)	8.22%	cash/	2.80%	PIK	07/2029	2,063	1,805	0.4	2,063
Rainforest Bidco Limited(8)(10)	One stop	SF +	4.00%	(g)	8.29%				07/2029	908	908	0.2	908
Riskonnect Parent, LLC^	One stop	SF +	5.00%	(j)	9.22%				12/2028	4,116	4,096	0.8	4,075
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Riskonnect Parent, LLC	One stop	SF +	5.00%	(i)	9.32%				12/2028	$28	$26	—%	$25
Riskonnect Parent, LLC	One stop	SF +	5.00%	(j)	9.22%				12/2028	101	101	—	100
Riskonnect Parent, LLC^	One stop	SF +	5.00%	(j)	9.22%				12/2028	3,323	3,295	0.6	3,289
Riskonnect Parent, LLC^	One stop	SF +	5.00%	(j)	9.22%				12/2028	2,338	2,316	0.4	2,314
Riskonnect Parent, LLC(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(1)	—	(2)
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	5.25%	(c)	7.53%				07/2029	2,014	1,702	0.4	2,014
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.50%	(c)	7.76%				07/2029	165	146	—	165
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.50%	(c)	7.82%				07/2029	1,034	941	0.2	1,037
Templafy APS and Templafy, LLC^(8)(18)	One stop	SF +	6.00%	(h)	10.43%				07/2028	554	546	0.1	554
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(h)	9.33%				05/2031	216	206	—	202
Togetherwork Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				05/2031	—	(7)	—	(11)
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(h)	9.33%				05/2031	8,619	8,556	1.6	8,533
Transform Bidco Limited(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				01/2031	—	(5)	—	—
Transform Bidco Limited(5)(8)(10)	One stop	SF +	7.00%		N/A(6)				06/2030	—	(6)	—	—
Transform Bidco Limited^(8)(10)	One stop	SF +	6.50%	(i)	10.76%				01/2031	3,562	3,511	0.7	3,562
Transform Bidco Limited(8)(9)(10)	One stop	A +	6.25%	(e)	10.01%				01/2031	276	271	0.1	276
Transform Bidco Limited(8)(9)(10)	One stop	SN +	6.25%	(f)	10.47%				01/2031	45	41	—	45
Transform Bidco Limited^(8)(10)	One stop	SF +	6.50%	(i)	10.76%				01/2031	401	393	0.1	401
Transform Bidco Limited(5)(8)(10)	One stop	SF +	6.50%		N/A(6)				01/2031	—	(3)	—	—
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(3)	—	—
Tricentis Operations Holdings, Inc.^(25)	One stop	SF +	6.25%	(i)	5.68%	cash/	4.88%	PIK	02/2032	5,352	5,327	1.0	5,352
Tricentis Operations Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2032	—	(5)	—	—
Vantage Bidco GMBH^(8)(9)(19)(25)	One stop	E +	6.25%	(c)	8.23%				04/2031	2,795	2,501	0.5	2,795
Vantage Bidco GMBH(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				10/2030	—	(5)	—	—
Varinem German Midco GMBH^(8)(9)(19)	One stop	E +	5.25%	(d)	7.84%				07/2031	2,318	2,127	0.4	2,324
Varinem German Midco GMBH(8)(9)(19)	One stop	E +	5.00%	(c)	7.35%				07/2031	609	561	0.1	609
Vendavo, Inc.	One stop	SF +	5.75%	(i)	10.17%				09/2027	1,080	1,077	0.2	983
Vendavo, Inc.	One stop	SF +	5.75%	(a)(i)	10.29%				09/2027	282	280	—	251
Vendavo, Inc.^	One stop	SF +	5.75%	(i)	10.17%				09/2027	87	87	—	79
Viper Bidco, Inc.^(8)(9)	One stop	SN +	5.00%	(f)	9.22%				11/2031	1,469	1,341	0.3	1,469
Viper Bidco, Inc.^	One stop	SF +	5.00%	(i)	9.30%				11/2031	2,922	2,909	0.5	2,922
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(1)	—	—
Viper Bidco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				11/2031	—	(2)	—	—
WebPT, Inc.	One stop	SF +	6.25%	(i)	10.68%				01/2028	35	34	—	33
Zendesk, Inc.	One stop	SF +	5.00%	(i)	9.32%				11/2028	721	715	0.1	721
Zendesk, Inc.	One stop	SF +	5.00%		N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.^	One stop	SF +	5.00%	(i)	9.32%				11/2028	9,381	9,278	1.7	9,381
										236,183	230,393	43.1	234,897
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.50%	(j)	9.97%				02/2028	870	861	0.2	853
Ave Holdings III, Corp^	One stop	SF +	5.50%	(j)	9.97%				02/2028	648	645	0.1	635
Ave Holdings III, Corp	One stop	SF +	5.50%	(j)	9.97%				02/2028	85	85	—	83
Ave Holdings III, Corp(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(2)
Biscuit Parent, LLC^	One stop	SF +	4.75%	(i)	9.05%				02/2031	6,022	5,985	1.1	6,022
Biscuit Parent, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2031	—	(11)	—	—
Biscuit Parent, LLC	One stop	SF +	4.75%		N/A(6)				02/2031	—	—	—	—
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(i)	9.30%				10/2029	11,158	11,078	2.0	11,158
Consilio Midco Limited^(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.73%				04/2032	1,582	1,519	0.3	1,574
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(i)	9.05%				04/2032	1,283	1,276	0.2	1,276
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(i)	9.05%				04/2032	791	787	0.2	787
Consilio Midco Limited(5)(8)(10)	Senior secured	SF +	4.75%		N/A(6)				04/2032	—	—	—	(2)
Consilio Midco Limited(5)(8)(10)	Senior secured	SF +	4.75%		N/A(6)				04/2032	—	—	—	(1)
Consilio Midco Limited(8)(10)	Subordinated debt	SF +	7.50%	(j)	11.64%				04/2033	302	299	0.1	299
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Consilio Midco Limited(8)(9)(10)	Subordinated debt	E +	7.50%	(d)	9.71%				04/2033	$242	$232	0.1%	$240
Consilio Midco Limited(5)(8)(10)	Subordinated debt	SF +	4.75%		N/A(6)				04/2033	—	—	—	(1)
CVP Holdco, Inc.(5)	One stop	SF +	4.75%		N/A(6)				06/2030	—	(4)	—	—
CVP Holdco, Inc.^	One stop	SF +	4.75%	(h)	9.08%				06/2031	4,020	3,986	0.7	4,020
CVP Holdco, Inc.	One stop	SF +	4.75%	(h)	9.07%				06/2031	219	214	—	219
Metal Supermarkets US Buyer, LLC^(8)(11)	One stop	SF +	4.75%	(j)	8.97%				12/2030	1,089	1,085	0.2	1,089
Metal Supermarkets US Buyer, LLC(5)(8)(11)	One stop	SF +	4.75%		N/A(6)				12/2030	—	(1)	—	—
PetVet Care Centers LLC^	One stop	SF +	6.00%	(h)	10.33%				11/2030	4,406	4,339	0.8	4,141
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(10)	—	(35)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(4)	—	—
Radiance Borrower, LLC	One stop	SF +	5.25%	(h)	9.58%				06/2031	61	56	—	61
Radiance Borrower, LLC^(25)	One stop	SF +	5.75%	(h)	7.33%	cash/	2.75%	PIK	06/2031	6,492	6,452	1.2	6,492
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	4,650	4,617	0.9	4,673
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	311	309	0.1	313
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	304	302	0.1	305
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	241	239	0.1	242
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	275	272	0.1	277
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	71	69	—	72
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	100	100	—	101
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	76	75	—	76
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	70	70	—	71
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	55	53	—	55
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	444	439	0.1	446
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	553	549	0.1	556
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	137	136	—	138
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	146	144	—	147
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	93	92	—	93
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	13	13	—	14
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	478	475	0.1	480
Salon Lofts Group, LLC(5)(25)	Second lien	SF +	9.00%		N/A(6)				09/2029	—	(3)	—	4
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	53	53	—	53
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	150	149	—	151
Salon Lofts Group, LLC	Senior secured	SF +	5.25%		N/A(6)				08/2028	—	—	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.05%				08/2028	216	215	—	217
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	252	250	0.1	255
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.30%	PIK			09/2029	112	111	—	113
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(i)	9.55%				08/2028	34	33	—	34
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(8)(11)	One stop	SF +	5.25%	(i)	9.55%				12/2029	1,122	1,110	0.2	1,112
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(8)(11)	One stop	SF +	5.25%	(i)	9.55%				12/2028	147	145	—	144
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(8)(11)	One stop	SF +	5.25%	(i)	9.55%				12/2029	45	42	—	43
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(8)(9)(11)	One stop	CA +	5.25%	(k)	7.93%				12/2029	2,426	2,389	0.4	2,401
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.50%	(i)	10.09%				04/2028	195	192	—	195
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.50%	(i)	10.09%				04/2028	450	439	0.1	450
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(i)	10.09%				04/2028	171	170	—	171
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(i)	10.09%				04/2028	12	11	—	12
										52,672	52,128	9.6	52,322
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(4)	—	—
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(h)	9.33%				02/2032	4,328	4,302	0.8	4,328
LDS Intermediate Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				02/2032	—	(5)	—	—
										4,328	4,293	0.8	4,328
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Water Utilities
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(h)(j)	9.05%	07/2031	$554	$549	0.1%	$554
Vessco Midco Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)	07/2031	—	(1)	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(h)(j)	9.04%	07/2031	72	71	—	72
							626	619	0.1	626

Total debt investments							809,300	794,658	147.4	804,837
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		02/2023	N/A	21	$207	—%	$135

Air Freight & Logistics
RJW Group Holdings, Inc.	LP units	N/A	N/A		11/2024	N/A	412	412	0.1	445

Auto Components
Arnott, LLC	LP units	N/A	N/A		12/2024	N/A	—	33	—	33

Automobiles
CAP-KSI Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	192	—	—	37
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	192	192	0.1	209
CG Group Holdings, LLC	LP units	N/A	N/A		07/2021	N/A	—	51	—	43
Go Car Wash Parent, Corp.(24)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	395	0.1	391
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		04/2022	N/A	—	166	—	—
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		07/2022	N/A	1	81	—	153
POY Holdings, LLC	LLC units	N/A	N/A		11/2022	N/A	41	20	—	58
Quick Quack Car Wash Holdings, LLC	LP units	N/A	N/A		06/2024	N/A	125	125	—	157
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	25	25	—	30
Yorkshire Parent, Inc.	LP units	N/A	N/A		12/2023	N/A	—	45	—	49
								1,100	0.2	1,127
Beverages
Spindrift Beverage Co. Inc.	LP units	N/A	N/A		02/2025	N/A	1	705	0.2	771

Building Products
BECO Holding Company, Inc.(24)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	15	2,088	0.4	2,276
BECO Holding Company, Inc.	LP interest	N/A	N/A		11/2021	N/A	1	103	—	94
								2,191	0.4	2,370
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		10/2021	N/A	36	36	—	45
CHA Vision Holdings, Inc.	LP units	N/A	N/A		01/2024	N/A	—	38	—	47
Radwell Parent, LLC	LP units	N/A	N/A		03/2022	N/A	1	105	—	107
								179	—	199
Containers & Packaging
Chase Intermediate	LP units	N/A	N/A		04/2022	N/A	19	10	—	35

Diversified Consumer Services
CHVAC Services Investment, LLC	Common stock	N/A	N/A		05/2024	N/A	32	81	—	134
DP Flores Holdings, LLC	LLC units	N/A	N/A		09/2022	N/A	93	74	—	147
EMS LINQ, LLC	LP interest	N/A	N/A		12/2021	N/A	33	33	—	17
HS Spa Holdings, Inc.	Common stock	N/A	N/A		05/2022	N/A	31	31	—	27
NSG Buyer, Inc. (8)	LP units	N/A	N/A		11/2022	N/A	1	588	0.2	823
Virginia Green Acquisition, LLC	LP units	N/A	N/A		12/2023	N/A	33	33	—	37
								840	0.2	1,185
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A		01/2025	N/A	2	9	—	35

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electrical Equipment
Wildcat TopCo, Inc.	LP units	N/A	N/A		12/2024	N/A	47	$47	—%	$53

Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		07/2021	N/A	—	34	—	13
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		09/2022	N/A	—	1	—	2
Zullas, L.C.	LP units	N/A	N/A		06/2025	N/A	—	138	—	138
								173	—	153
Healthcare Providers & Services
ERC Topco Holdings, LLC	LLC units	N/A	N/A		03/2025	N/A	—	412	0.1	396
Suveto Buyer, LLC	Common stock	N/A	N/A		11/2021	N/A	—	35	—	23
								447	0.1	419
Healthcare Technology
Amberfield Acquisition Co.	LLC units	N/A	N/A		05/2024	N/A	137	136	—	138
Modernizing Medicine, Inc.(24)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	1	898	0.2	878
								1,034	0.2	1,016
Hotels, Restaurants & Leisure
Harri US LLC	Preferred stock	N/A	N/A		10/2023	N/A	4	50	—	65
Harri US LLC	LLC units	N/A	N/A		02/2022	N/A	5	43	—	32
Harri US LLC	Preferred stock	N/A	N/A		10/2021	N/A	5	30	—	27
Harri US LLC	Warrant	N/A	N/A		10/2021	N/A	2	7	—	9
Harri US LLC	Warrant	N/A	N/A		03/2024	N/A	5	—	—	67
Harri US LLC	Warrant	N/A	N/A		02/2025	N/A	—	—	—	—
Harri US LLC	Warrant	N/A	N/A		06/2025	N/A	2	21	—	24
PB Group Holdings, LLC	LP units	N/A	N/A		08/2024	N/A	34	78	—	93
Rooster BidCo Limited(8)(10)	Preferred stock	N/A	N/A		03/2025	N/A	118	123	—	123
								352	—	440
Insurance
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		11/2023	N/A	2	34	—	43

IT Services
Critical Start, Inc.	Common stock	N/A	N/A		05/2022	N/A	17	17	—	8
Kentik Technologies, Inc.	Preferred stock	N/A	N/A		09/2021	N/A	33	189	0.1	191
Kentik Technologies, Inc.	Warrant	N/A	N/A		11/2024	N/A	—	3	—	3
Netwrix Corporation	LLC units	N/A	N/A		06/2022	N/A	4	8	—	10
								217	0.1	212
Leisure Products
Movement Holdings, LLC(8)(10)	LLC units	N/A	N/A		03/2024	N/A	—	144	—	103

Life Sciences Tools & Services
Celerion Buyer, Inc.(24)	LP units	N/A	N/A		11/2022	N/A	275	230	—	188
Celerion Buyer, Inc.	LP units	N/A	N/A		11/2022	N/A	275	—	0.1	657
PAS Parent Inc.	LP interest	N/A	N/A		12/2021	N/A	1	82	—	99
PAS Parent Inc.	Preferred stock	N/A	N/A		03/2023	N/A	—	12	—	18
Reaction Biology Corporation	LLC units	N/A	N/A		03/2025	N/A	10	341	0.1	283
								665	0.2	1,245
Paper & Forest Products
Messenger, LLC	LLC units	N/A	N/A		12/2021	N/A	1	99	—	106
Messenger, LLC	LLC units	N/A	N/A		12/2021	N/A	—	—	—	—
								99	—	106
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Cobalt Buyer Sub, Inc.(24)	Preferred stock	N/A			13.75%	Non-Cash	10/2021	N/A	—	$748	0.1%	$819
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		10/2021	N/A	—	10	—	6
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		10/2021	N/A	—	—	—	—
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	318	318	0.1	345
										1,076	0.2	1,170
Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	548	0.1	558
Enboarder, Inc.(8)	Preferred stock	N/A			N/A		01/2022	N/A	3	32	—	21
Filevine, Inc.	Preferred stock	N/A			N/A		04/2022	N/A	36	231	0.1	501
Filevine, Inc.	Preferred stock	N/A			N/A		05/2024	N/A	2	15	—	29
Filevine, Inc.	Warrant	N/A			N/A		04/2022	N/A	5	8	—	64
Procure Acquireco, Inc.	LP interest	N/A			N/A		12/2021	N/A	—	42	—	63
										876	0.2	1,236
Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	336	336	0.1	524
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		07/2021	N/A	2	16	—	27
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		02/2023	N/A	—	2	—	3
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		10/2021	N/A	243	243	0.1	304
CB Buyer, Inc.	LP units	N/A			N/A		07/2024	N/A	77	77	—	52
Cynet Security Ltd.(8)(17)	Preferred stock	N/A			N/A		08/2022	N/A	13	46	—	64
Denali Bidco Limited(8)(10)	LP interest	N/A			N/A		08/2023	N/A	35	45	—	84
Energy Worldnet, LLC(24)	LLC units	N/A			N/A		02/2025	N/A	50	52	—	52
GTY Technology Holdings, Inc.	LP units	N/A			N/A		07/2022	N/A	26	26	—	60
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	63	—	69
Kaseya Inc.(24)	Preferred stock	SF +	10.75%	(i)	14.92%	Non-Cash	06/2022	N/A	1	1,685	0.3	1,749
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	46	46	—	53
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	266
Menlo Ridgeview Co-Invest, LLC	LLC interest	N/A			N/A		05/2025	N/A	88	89	—	89
Ministry Brands Holdings LLC	LP interest	N/A			N/A		12/2021	N/A	46	47	—	36
Onit, Inc.	Warrant	N/A			N/A		02/2023	N/A	—	6	—	8
Panzura, LLC	LLC units	N/A			N/A		03/2025	N/A	1	4	—	—
QAD, Inc.(24)	Preferred stock	N/A			9.00%	Non-Cash	11/2021	N/A	—	119	—	129
QAD, Inc.	Common stock	N/A			N/A		11/2021	N/A	7	—	—	4
Riskonnect Parent, LLC(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	1	1,354	0.3	1,345
Riskonnect Parent, LLC(24)	Preferred stock	SF +	10.50%	(i)	14.70%	Non-Cash	07/2022	N/A	1	932	0.2	964
Riskonnect Parent, LLC	LP interest	N/A			N/A		11/2021	N/A	52	53	—	54
Riskonnect Parent, LLC(24)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	55	—	58
StrongDM, Inc.	Preferred stock	N/A			N/A		05/2025	N/A	40	213	0.1	213
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A	N/A		07/2022	N/A	—	$8	—%	$5
Togetherwork Holdings, LLC	Preferred stock	N/A	N/A		07/2024	N/A	91	399	0.1	387
Transform Bidco Limited(8)(10)	LP interest	N/A	N/A		04/2025	N/A	219	219	0.1	219
Tricentis Operations Holdings, Inc.	LP interest	N/A	N/A		02/2025	N/A	40	40	—	42
Zendesk, Inc.	LP units	N/A	N/A		11/2022	N/A	21	211	0.1	208
								6,636	1.5	7,068
Specialty Retail
Ave Holdings III, Corp(24)	Preferred stock	N/A	11.50%	Non-Cash	02/2022	N/A	1	1,347	0.2	1,157
Ave Holdings III, Corp	LP units	N/A	N/A		02/2022	N/A	—	127	—	11
Metal Supermarkets US Buyer, LLC(8)(11)	LLC units	N/A	N/A		12/2024	N/A	—	—	—	—
Metal Supermarkets US Buyer, LLC(8)(11)	Preferred stock	N/A	N/A		12/2024	N/A	—	33	—	33
Salon Lofts Group, LLC	LP units	N/A	N/A		08/2022	N/A	—	123	—	92
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		04/2022	N/A	—	5	—	5
								1,635	0.2	1,298

Total equity investments								19,121	3.8	20,897

Total investments								813,779	151.2	825,734

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			4.16%	(26)				$12,525	2.3%	$12,525
Total money market funds								12,525	2.3	12,525
Total investments and money market funds								$826,304	153.5%	$838,259
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2025
(Dollar and share amounts in thousands)

^	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Australian Interbank Rate (‘‘AUD” or ‘‘A”), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2025, as the loan could have priced or repriced based on an index rate prior to June 30, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of June 30, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.93% as of June 30, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 1.94% as of June 30, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.04% as of June 30, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.60% as of June 30, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.22% as of June 30, 2025.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.45% as of June 30, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.32% as of June 30, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 4.29% as of June 30, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 4.15% as of June 30, 2025.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.68% as of June 30, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2025.
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
(6)The entire commitment was unfunded as of June 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of June 30, 2025, meaning that the Company has ceased recognizing interest income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, total non-qualifying assets at fair value represented 13.1% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2025 .
(26)The rate shown is the annualized seven-day yield as of June 30, 2025.
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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and nine months ended June 30, 2025, the Company received Loan Origination Fees that were capitalized of $470 and $2,084, respectively. For the three and nine months ended June 30, 2024, the Company received Loan Origination Fees that were capitalized of $1,199 and $5,359, respectively. For the three and nine months ended June 30, 2025, interest income included $696 and $2,226, respectively, of Discount Amortization. For the three and nine months ended June 30, 2024, interest income included $491 and $1,292, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2025, investment income included $1,022 and $3,359, respectively, of PIK interest and the Company capitalized PIK interest of $1,006 and $3,343, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2024, investment income included $1,156 and $3,118, respectively, of PIK interest and the Company capitalized PIK interest of $1,064 and $2,971, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and nine months ended June 30, 2025, fee income included $144 and $256 from non-recurring prepayment premiums, respectively. For the three and nine months ended June 30, 2024, fee income included $20 and $23 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

For the three and nine months ended June 30, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $18,062 and $55,762, respectively. For the three and nine months ended June 30, 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $14,189 and $33,238, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and nine months ended June 30, 2025, the Company recognized PIK and non-cash dividend income of $328 and $1,030, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2024, the Company recognized PIK and non-cash dividend income of $301 and $852, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended June 30, 2025, the Company did not receive any cash payments of accrued and capitalized preferred dividends. For the nine months ended June 30, 2025, the Company received $339 of cash payments of accrued and capitalized preferred dividends. For both the three and nine months ended June 30, 2024, the Company received no cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended June 30, 2025, the Company recorded $1 in dividend income received in cash and received less than $1 of return of capital distributions in cash. For the nine months ended June 30, 2025, the Company recorded dividend income received in cash of $43 and return of capital distributions received in cash of $64. For the three and nine months ended June 30, 2024, the Company did not record any dividend income received in cash and recorded return of capital distributions received in cash of $0 and $97, respectively.

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

Non-accrual loans: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of June 30, 2025 and September 30, 2024, was $1,110 and $2,264, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2025, the Company did not record any U.S. federal excise tax expense. For the three months ended June 30, 2024, the Company did not record any U.S. federal excise tax expense. For the nine months ended June 30, 2024, $91 was recorded for U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2025 and September 30, 2024, the Company had deferred debt issuance costs of $2,409 and $1,933, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2025 was $288 and $875, respectively. Amortization expense for deferred debt issuance costs three and nine months ended June 30, 2024 was $220 and $581, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and nine months ended June 30, 2025, there was no amortization of deferred offering costs. For the three and nine months ended June 30, 2024, the Company amortized $33 and $96, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of June 30, 2025.
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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

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

As of June 30, 2025 and September 30, 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2025		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$542,551	$542,551	$512,551	$457,911

As of June 30, 2025 and September 30, 2024, the ratio of total contributed capital to total capital subscriptions was 100.0% and 89.3%, respectively. As of June 30, 2025, the Company had no uncalled capital commitments. As of September 30, 2024, the Company had uncalled capital commitments of $54,640.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLC common stock issued for the nine months ended June 30, 2025 and 2024:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the nine months ended June 30, 2024
Issuance of shares	10/27/23	1,396,651.533	$15.00	$20,950
Issuance of shares	11/28/23	1,396,651.533	15.00	20,950
Issuance of shares	12/29/23	3,015,877.266	15.00	45,238
Issuance of shares	02/27/24	902,286.667	15.00	13,534
Issuance of shares	03/25/24	1,764,086.666	15.00	26,461
Issuance of shares	05/30/24	871,620.000	15.00	13,074
Issuance of shares	06/24/24	1,840,086.666	15.00	27,602
Shares issued for capital drawdowns		11,187,260.331		$167,809

Shares issued for the nine months ended June 30, 2025
Issuance of shares	12/17/24	2,031,000.000	$15.00	$30,465
Issuance of shares	03/25/25	1,963,333.333	15.00	29,450
Issuance of shares	06/23/25	1,648,333.333	15.00	24,725
Shares issued for capital drawdowns		5,642,666.666		$84,640
Issuance of shares	12/18/24	776.116	$15.00	$11
Issuance of shares	01/08/25	798.201	15.00	12
Issuance of shares	02/18/25	989.672	15.00	15
Issuance of shares	03/18/25	730.773	15.00	11
Issuance of shares	05/21/25	1,672.629	15.00	25
Issuance of shares	06/17/25	734.681	15.00	11
Shares issued through DRIP		5,702.072		$85

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

The base management fee incurred for the three and nine months ended June 30, 2025 was $2,009 and $5,766, respectively. The base management fee incurred for the three and nine months ended June 30, 2024 was $1,451 and $3,706, respectively, and the base management fee irrevocably waived by the Investment Adviser for the three and nine months ended June 30, 2024 was $483 and $1,234, respectively.

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

For the three and nine months ended June 30, 2025, the Income Incentive Fee incurred was $1,292 and $3,786, respectively. For the three and nine months ended June 30, 2024, the Income Incentive Fee incurred was $1,140 and $3,036, respectively.

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

For the three and nine months ended June 30, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of both June 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to June 30, 2025.

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

For the three and nine months ended June 30, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $106 and $79, respectively. For the three and nine months ended June 30, 2024, the Company accrued a capital gain incentive fee under GAAP of $183 and $542, respectively. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of June 30, 2025 and September 30, 2024, there was $310 and $389, respectively, of cumulative accrual for capital gain incentive fee under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

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

As of June 30, 2025 and September 30, 2024, included in accounts payable and other liabilities is $281 and $211, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both June 30, 2025 and September 30, 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2025 were $289 and $966, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2024 were $302 and $761, respectively. As of both June 30, 2025 and September 30, 2024, accounts payable and other liabilities included $251 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of June 30, 2025, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of June 30, 2025, the Company has issued 6,806,927.360 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102,011 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of June 30, 2025, GDLCF has an aggregate commitment of $300,000. As of June 30, 2025, the Company has issued 20,007,020.321 shares of its common stock to GDLCF in exchange for aggregate capital contributions totaling $300,000.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2025, permits the Company to borrow a maximum of $70,000 and expires on October 21, 2027. Refer to Note 7 for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Investments

Investments as of June 30, 2025 and September 30, 2024 consisted of the following:

	As of June 30, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$44,166	$43,601	$43,981	$43,122	$42,519	$42,954
One stop	758,541	744,519	754,259	634,349	623,795	629,153
Second lien	5,548	5,522	5,560	1,547	1,527	1,547
Subordinated debt	1,045	1,016	1,037	481	472	467
Equity	N/A	19,121	20,897	N/A	14,772	15,825
Total	$809,300	$813,779	$825,734	$679,499	$683,085	$689,946

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of June 30, 2025			As of September 30, 2024
Amortized Cost:
United States
Mid-Atlantic	$147,245	18.1%		$132,167	19.3%
Midwest	141,217	17.4		113,648	16.6
Southeast	135,457	16.7		108,288	15.9
West	132,799	16.3		106,436	15.6
Southwest	99,612	12.2		92,107	13.5
Northeast	61,987	7.6		76,128	11.1
United Kingdom	44,228	5.4		24,496	3.6
Germany	20,233	2.5		17,543	2.6
Canada	10,981	1.4		606	0.1
Finland	5,246	0.6		2,783	0.4
Australia	5,015	0.6		32	0.0	*
Jersey	4,421	0.5		—	—
Sweden	2,644	0.3		2,482	0.4
Netherlands	1,346	0.2		4,196	0.6
France	636	0.1		562	0.1
Denmark	554	0.1		552	0.1
Luxembourg	112	0.0	*	1,013	0.1
Israel	46	0.0	*	46	0.0	*
Total	$813,779	100.0%		$683,085	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2025			As of September 30, 2024
Fair Value:
United States
Mid-Atlantic	$148,573	18.0%		$132,842	19.3%
Midwest	144,000	17.4		115,394	16.7
Southeast	136,269	16.5		108,973	15.8
West	133,566	16.2		106,954	15.5
Southwest	100,006	12.1		92,640	13.4
Northeast	62,556	7.6		76,955	11.2
United Kingdom	46,078	5.6		25,580	3.7
Germany	22,313	2.7		18,282	2.6
Canada	11,098	1.3		616	0.1
Finland	5,882	0.7		3,040	0.4
Australia	5,082	0.6		21	0.0	*
Jersey	4,625	0.6		—	—
Sweden	2,794	0.3		2,604	0.4
Netherlands	1,452	0.2		3,824	0.6
France	697	0.1		579	0.1
Denmark	559	0.1		565	0.1
Luxembourg	120	0.0	*	1,017	0.1
Israel	64	0.0	*	60	0.0	*
Total	$825,734	100.0%		$689,946	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2025 and September 30, 2024 were as follows:

	As of June 30, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$8,186	1.0%	$7,700	1.1%
Air Freight & Logistics	4,707	0.6	—	—
Auto Components	12,628	1.5	9,942	1.5
Automobiles	44,414	5.5	36,549	5.4
Banks	2,540	0.3	1,566	0.2
Beverages	7,926	1.0	5,419	0.8
Building Products	5,969	0.7	5,801	0.8
Capital Markets	6,140	0.7	4,813	0.7
Chemicals	4,586	0.6	3,915	0.6
Commercial Services & Supplies	33,297	4.1	38,123	5.6
Construction & Engineering	1,488	0.2	323	0.0	*
Containers & Packaging	7,115	0.9	6,276	0.9
Diversified Consumer Services	54,133	6.6	47,188	6.9
Diversified Financial Services	19,231	2.4	12,080	1.8
Electric Utilities	662	0.1	—	—
Electrical Equipment	2,480	0.3	237	0.0	*
Electronic Equipment, Instruments & Components	2,130	0.3	2,131	0.3
Food & Staples Retailing	487	0.1	456	0.1
Food Products	10,528	1.3	12,215	1.8
Healthcare Equipment & Supplies	9,771	1.2	9,115	1.3
Healthcare Providers & Services	50,126	6.2	21,580	3.2
Healthcare Technology	33,658	4.1	14,374	2.1
Hotels, Restaurants & Leisure	30,849	3.8	19,709	2.9
Household Products	888	0.1	—	—
Industrial Conglomerates	9,354	1.1	4,420	0.6
Insurance	58,778	7.2	47,379	6.9
IT Services	17,251	2.1	16,225	2.4
Leisure Products	8,669	1.1	7,610	1.1
Life Sciences Tools & Services	13,565	1.7	13,153	1.9
Machinery	10,741	1.3	9,733	1.4
Marine	4,477	0.6	4,510	0.7
Media	1,574	0.2	406	0.1
Oil, Gas & Consumable Fuels	5,580	0.7	5,436	0.8
Paper & Forest Products	2,491	0.3	2,490	0.4
Pharmaceuticals	13,360	1.6	5,789	0.8
Professional Services	18,296	2.2	14,964	2.2
Software	237,029	29.1	227,004	33.2
Specialty Retail	53,763	6.6	63,881	9.4
Transportation Infrastructure	4,293	0.5	—	—
Water Utilities	619	0.1	573	0.1
Total	$813,779	100.0%	$683,085	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$8,333	1.0%	$7,949	1.1%
Air Freight & Logistics	4,825	0.6	—	—
Auto Components	12,721	1.5	10,081	1.5
Automobiles	44,787	5.4	36,737	5.3
Banks	2,554	0.3	1,596	0.2
Beverages	8,136	1.0	5,510	0.8
Building Products	6,147	0.7	5,974	0.9
Capital Markets	6,194	0.8	4,871	0.7
Chemicals	4,501	0.5	3,518	0.5
Commercial Services & Supplies	33,707	4.1	38,601	5.6
Construction & Engineering	1,496	0.2	325	0.0	*
Containers & Packaging	7,188	0.9	6,299	0.9
Diversified Consumer Services	54,000	6.5	47,660	6.9
Diversified Financial Services	19,593	2.4	12,226	1.8
Electric Utilities	687	0.1	—	—
Electrical Equipment	2,515	0.3	242	0.0	*
Electronic Equipment, Instruments & Components	2,203	0.3	2,220	0.3
Food & Staples Retailing	378	0.0 *	435	0.1
Food Products	10,665	1.3	12,339	1.8
Healthcare Equipment & Supplies	9,860	1.2	9,214	1.3
Healthcare Providers & Services	50,967	6.2	21,050	3.1
Healthcare Technology	34,066	4.1	14,574	2.1
Hotels, Restaurants & Leisure	31,078	3.8	19,927	2.9
Household Products	888	0.1	—	—
Industrial Conglomerates	9,955	1.2	4,430	0.6
Insurance	59,844	7.3	48,147	7.0
IT Services	17,428	2.1	16,478	2.4
Leisure Products	8,663	1.0	7,639	1.1
Life Sciences Tools & Services	14,334	1.7	13,302	1.9
Machinery	10,837	1.3	9,831	1.4
Marine	4,502	0.5	4,495	0.7
Media	1,570	0.2	411	0.1
Oil, Gas & Consumable Fuels	5,649	0.7	5,516	0.8
Paper & Forest Products	2,610	0.3	2,558	0.4
Pharmaceuticals	13,701	1.7	5,888	0.9
Professional Services	18,613	2.3	15,168	2.2
Software	241,965	29.3	229,946	33.3
Specialty Retail	53,620	6.5	64,217	9.3
Transportation Infrastructure	4,328	0.5	—	—
Water Utilities	626	0.1	572	0.1
Total	$825,734	100.0%	$689,946	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2025 and September 30, 2024, were valued using Level 3 inputs. As of both June 30, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of June 30, 2025 and September 30, 2024:

As of June 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$804,837	$804,837
Equity investments(1)	—	—	20,897	20,897
Money market funds(1)(2)	12,525	—	—	12,525
Total assets, at fair value:	$12,525	$—	$825,734	$838,259

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$674,121	$674,121
Equity investments(1)	—	—	15,825	15,825
Money market funds(1)(2)	5,658	—	—	5,658
Total assets, at fair value:	$5,658	$—	$689,946	$695,604

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2025, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2025 was $3,687 and $7,460, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2024, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2024 was $2,708 and $6,410, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2025 and 2024:

	For the nine months ended June 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$674,121	$15,825	$689,946
Net change in unrealized appreciation (depreciation) on investments	805	723	1,528
Net translation of investments in foreign currencies	3,567	—	3,567
Realized gain (loss) on investments	(1,681)	(39)	(1,720)
Realized gain (loss) on translation of investments in foreign currencies	(35)	—	(35)
Fundings of (proceeds from) revolving loans, net	1,196	—	1,196
Fundings of investments	195,616	4,405	200,021
PIK interest and non-cash dividends	3,343	1,030	4,373
Proceeds from non-cash dividends	—	(339)	(339)
Proceeds from principal payments and sales of portfolio investments	(74,321)	(708)	(75,029)
Accretion of discounts and amortization of premiums	2,226	—	2,226
Fair value, end of period	$804,837	$20,897	$825,734

	For the nine months ended June 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$307,905	$12,581	$320,486
Net change in unrealized appreciation (depreciation) on investments	6,199	128	6,327
Net translation of investments in foreign currencies	828	—	828
Realized gain (loss) on investments	—	924	924
Realized gain (loss) on translation of investments in foreign currencies	(377)	—	(377)
Fundings of (proceeds from) revolving loans, net	770	—	770
Fundings of investments	306,902	1,123	308,025
PIK interest and non-cash dividends	2,971	852	3,823
Proceeds from principal payments and sales of portfolio investments	(14,388)	(1,447)	(15,835)
Accretion of discounts and amortization of premiums	1,292	—	1,292
Fair value, end of period	$612,102	$14,161	$626,263

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$43,981	Yield analysis	Market interest rate	7.3% - 15.5% (8.8%)
		Market comparable companies	EBITDA multiples	3.7x - 23.9x (11.3x)
One stop loans(3)	$754,259	Yield analysis	Market interest rate	3.8% - 20.0% (9.0%)
		Market comparable companies	EBITDA multiples	5.3x - 36.0x (16.3x)
		Market comparable companies	Revenue multiples	2.6x - 18.0x (9.5x)
Subordinated debt and second lien loans(4)	$6,597	Yield analysis	Market interest rate	8.8% - 16.3% (10.4%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (14.6x)
		Market comparable companies	Revenue multiples	8.5x
Equity(5)	$20,897	Market comparable companies	EBITDA multiples	7.3x - 28.5x (16.1x)
			Revenue multiples	2.6x - 18.0x (12.6x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$154 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $658,453 and $95,806 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(4)The Company valued $6,543 and $54 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively.
(5)The Company valued $18,025 and $2,872 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$303,565	$303,565	$244,053	$244,053

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2025, the Company’s asset coverage for borrowed amounts was 277.3%.

DB Credit Facility: On May 14, 2024 (the “DB Credit Facility Effective Date”), the Company and GDLC Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GDLC Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through May 14, 2027, unless there is an earlier termination or event of default. Through a series of amendments, most recently on October 17, 2024, the Company amended the DB Credit Facility to, among other things, (i) increase the borrowing capacity from $300,000 to $450,000 and decrease the applicable margin to 2.10% per annum during the DB Credit Facility Revolving Period, and 2.60% per annum after the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged. The DB Credit Facility will mature on May 14, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. As of June 30, 2025, the DB Credit Facility allowed GDLC Funding II to borrow up to $450,000.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2025, the DB Credit Facility bears interest at the applicable base rate plus 2.10% per annum during the DB Credit Facility Revolving Period and 2.60% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month term CORRA plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any other advances denominated in U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.

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

As of June 30, 2025 and September 30, 2024, the Company had outstanding debt of $303,565 and $141,509, respectively, under the DB Credit Facility.

For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$4,511	$384	$13,289	$384
Facility fees	399	88	1,010	88
Amortization of debt issuance costs	288	29	766	29
Total interest expense	$5,198	$501	$15,065	$501
Cash paid for interest expense	$5,043	$—	$11,982	$—
Annualized average stated interest rate(1)	6.2%	7.7%	6.4%	7.7%
Average outstanding balance	$289,573	$20,072	$277,312	$6,666
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2025 and September 30, 2024, the Company was permitted to borrow up to $70,000 in U.S. dollars and certain agreed upon foreign currencies. On October 21, 2024, the Company entered into an amendment to the Adviser Revolver to extend the maturity date of the Adviser Revolver to October 21, 2027 from November 15, 2024. The other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR in effect as of June 30, 2025 was 3.9%. As of June 30, 2025 and September 30, 2024, the Company had no outstanding debt under the Adviser Revolver.

For the three and nine months ended June 30, 2025 and 2024, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$—	$2	$4	$2
Cash paid for interest expense	—	2	4	2
Annualized average stated interest rate (1)	N/A	4.8%	4.1%	4.8%
Average outstanding balance	$—	$173	$157	$61

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

Prior to its termination, the PNC Facility bore interest, at the Company’s election and depending on the currency of the borrowing, of either the CORRA, Euro Short Term Rate (“€STR”), SONIA, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.10% to 2.45% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. As of June 30, 2025, the Company had no debt outstanding under the PNC Facility and as of September 30, 2024, the Company had outstanding debt of $102,544, under the PNC Facility.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Stated interest expense	$—	$3,770	$507	$9,841
Facility fees	—	18	—	72
Amortization of debt issuance costs	—	191	109	552
Total interest expense	$—	$3,979	$616	$10,465
Cash paid for interest expense	$—	$3,415	$3,311	$7,921
Annualized average stated interest rate (1)	N/A	7.7%	6.1%	7.7%
Average outstanding balance	$—	$197,168	$11,202	$171,215

(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

For the three and nine months ended June 30, 2025, the average total debt outstanding was $289,573 and $288,671, respectively. For the three and nine months ended June 30, 2024, the average total debt outstanding was $217,413 and $177,942, respectively.

For the three and nine months ended June 30, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 7.2% and 7.3%, respectively. For the three and nine months ended June 30, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 8.3% and 8.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$303,565	$—	$—	$303,565	$—
Total borrowings	$303,565	$—	$—	$303,565	$—

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2025, the Company had outstanding commitments to fund investments totaling $140,733, including $55,342 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $151,851, including $42,897 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company could enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2025 and September 30, 2024, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2025	2024
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.04)	(1.60)
Net investment income - after tax	1.04	1.26
Net realized gain (loss) on investment transactions	(0.07)	0.03
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.07	0.31
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	7.08%	11.00%
Number of common shares outstanding	36,412,542.288	26,889,900.217

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets*	9.26%	11.24%
Ratio of total expenses to average net assets*(5)	7.03%	7.85%
Ratio of management fee waiver to average net assets*	—%	(0.52)%
Ratio of incentive fees to average net assets(5)	0.75%	1.12%
Ratio of excise tax to average net assets(5)	—%	0.03%
Ratio of net expenses to average net assets* (5)	7.03%	7.33%
Ratio of total expenses (without incentive fees) to average net assets* (5)	6.28%	6.73%
Total return based on average net asset value(6)	6.90%	10.71%
Total return based on average net asset value - annualized*(6)	9.23%	14.30%
Net assets at end of period	$546,188	$403,349
Average debt outstanding	$288,671	$177,942
Average debt outstanding per share	$7.93	$6.62
Portfolio Turnover*	13.11%	4.35%
Asset coverage ratio(7)	277.33%	265.16%
Asset coverage ratio per unit(8)	$2,773	$2,652
Average market value per unit(9):
PNC Facility	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Earnings available to stockholders	$11,138	$12,350	$34,029	$34,065
Basic and diluted weighted average shares outstanding	34,907,577	24,626,242	32,977,532	21,295,422
Basic and diluted earnings per share	$0.32	$0.50	$1.03	$1.60

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2025
08/02/2024	10/15/2024	12/18/2024	30,764,173.550	$0.1133	$3,485
11/14/2024	11/15/2024	01/08/2025	30,764,173.550	0.1165	3,584
11/14/2024	12/13/2024	02/18/2025	30,764,173.550	0.1456	4,478
11/14/2024	01/17/2025	03/18/2025	32,796,747.867	0.1059	3,472
02/03/2025	02/26/2025	05/21/2025	32,797,737.539	0.1197	3,925
02/03/2025	03/17/2025	05/21/2025	32,797,737.539	0.1203	3,947
02/03/2025	04/18/2025	06/17/2025	34,761,801.645	0.1047	3,639
05/02/2025	05/26/2025	08/20/2025	34,763,474.274	0.1096	3,812
05/02/2025	06/20/2025	08/20/2025	34,764,208.955	0.1061	3,687
Total dividends declared for the nine months ended June 30, 2025					$34,029

For the nine months ended June 30, 2024
08/03/2023	10/20/2023	12/28/2023	15,702,639.886	$0.1455	$2,284
11/17/2023	11/20/2023	12/28/2023	17,099,291.419	0.1619	2,768
11/17/2023	12/15/2023	02/21/2024	18,495,942.952	0.1596	2,953
11/17/2023	01/19/2024	03/20/2024	21,511,820.218	0.1371	2,948
02/02/2024	02/26/2024	05/22/2024	21,511,820.218	0.2181	4,692
02/02/2024	03/15/2024	05/22/2024	22,414,106.885	0.2708	6,070
02/02/2024	04/19/2024	06/17/2024	24,178,193.551	0.1358	3,283
05/03/2024	05/27/2024	08/21/2024	24,178,193.551	0.2292	5,543
05/03/2024	06/21/2024	08/21/2024	25,049,813.551	0.1407	3,524
Total dividends declared for the nine months ended June 30, 2024					$34,065

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2025:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the nine months ended June 30, 2025
December 18, 2024	776.116	$15.00	$11
January 8, 2025	798.201	15.00	12
February 18, 2025	989.672	15.00	15
March 18, 2025	730.773	15.00	11
May 21, 2025	1,672.629	15.00	25
June 17, 2025	734.681	15.00	11
	5,702.072		$85

The Company did not have distributions reinvested during the nine months ended June 30, 2024.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On May 2, 2025 and August 1, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

August 26, 2025	November 20, 2025
In an amount (if positive) such that the net asset value of the Company as of August 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2025 through August 31, 2025 and the payment of this distribution is $15.00 per share.

September 15, 2025	November 20, 2025
In an amount (if positive) such that the net asset value of the Company as of September 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2025 through September 30, 2025 and the payment of this distribution is $15.00 per share.

October 15, 2025	December 17, 2025
In an amount (if positive) such that the net asset value of the Company as of October 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2025 through October 31, 2025 and the payment of this distribution is $15.00 per share.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $75.0 billion in capital under management(1) as of April 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2025. Under an administrative agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

(1) “Capital under management” is a gross measure of invested capital including leverage as of April 1, 2025.

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

As of June 30, 2025 and September 30, 2024, our portfolio at fair value was comprised of the following:

	As of June 30, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$43,981	5.3%	$42,954	6.2%
One stop	754,259	91.3	629,153	91.2
Second lien	5,560	0.7	1,547	0.2
Subordinated debt	1,037	0.1	467	0.1
Equity	20,897	2.6	15,825	2.3
Total	$825,734	100.0%	$689,946	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2025 and September 30, 2024, one stop loans included $80.0 million and $116.3 million, respectively, of recurring revenue loans at fair value.

As of June 30, 2025 and September 30, 2024, we had debt and equity investments in 253 and 217 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Weighted average income yield(1)*	10.2%	10.4%	10.4%	12.1%
Weighted average investment income yield(2)*	10.5%	10.9%	10.8%	12.5%
Weighted average income yield of total investments(3)*	10.0%	10.2%	10.3%	12.0%
Weighted average investment income yield of total investments(4)*	10.4%	10.7%	10.7%	12.3%
Total return based on average net asset value(5)*	8.5%	9.3%	9.2%	14.3%
Net investment income - return on equity(6)*	9.0%	9.5%	9.3%	11.2%

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
As of June 30, 2025, GDLC has earned an inception-to-date internal rate of return, or IRR, of 11.1% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the nine months ended June 30, 2025 and 2024, GDLC earned a fiscal year-to-date IRR of 9.5% and 17.0%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan (“DRIP”), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On May 2, 2025 and August 1, 2025, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 18, 2025	September 17, 2025
In an amount (if positive) such that our net asset value as of July 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2025 through July 31, 2025 and the payment of this distribution is $15.00 per share.

August 26, 2025	November 20, 2025
In an amount (if positive) such that our net asset value as of August 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2025 through August 31, 2025 and the payment of this distribution is $15.00 per share.

September 15, 2025	November 20, 2025
In an amount (if positive) such that our net asset value as of September 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2025 through September 30, 2025 and the payment of this distribution is $15.00 per share.

October 15, 2025	December 17, 2025
In an amount (if positive) such that our net asset value as of October 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2025 through October 31, 2025 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Interest income	$18,448	$17,952	$496	$53,944	$39,766	$14,178
Payment-in-kind interest income	1,022	1,061	(39)	3,359	3,118	241
Loan Origination Fees Discount Amortization	696	1,003	(307)	2,226	1,292	934
Non-cash dividend income	328	368	(40)	1,030	852	178
Dividend income	1	—	1	43	—	43
Fee income	207	162	45	423	151	272
Total investment income	20,702	20,546	156	61,025	45,179	15,846
Net expenses	8,971	9,011	(40)	26,875	18,303	8,572
Net investment income - before tax	11,731	11,535	196	34,150	26,876	7,274
Excise tax	—	—	—	—	91	(91)
Net investment income - after tax	11,731	11,535	196	34,150	26,785	7,365
Net realized gain (loss) on investment transactions	412	(1,700)	2,112	(2,014)	676	(2,690)
Net change in unrealized appreciation (depreciation) on investment transactions	(1,005)	1,509	(2,514)	2,325	6,604	(4,279)
Net gain (loss) on investment transactions	(593)	(191)	(402)	311	34,065	(33,754)
Net realized gain (loss) on extinguishment of debt	—	—	—	(432)	—	(432)
Net increase (decrease) in net assets resulting from operations	$11,138	$11,344	$(206)	$34,029	$34,065	$(36)
Average earning debt investments, at fair value	$777,506	$755,084	$22,422	$744,775	$476,506	$268,269
Average earning preferred equity investments, at fair value	$10,278	$9,836	$442	$9,931	$8,136	$1,795

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

Investment Income

Investment income increased from the three months ended March 31, 2025 to the three months ended June 30, 2025 by $0.2 million, primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $22.4 million that was partially offset by $0.3 million decrease in discount amortization acceleration driven by reduced repayments as compared to the three months ended March 31, 2025.

Investment income increased from the nine months ended June 30, 2024 to the nine months ended June 30, 2025 by $15.8 million, primarily due to (i) an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $268.3 million and (ii) an increase in discount amortization acceleration and prepayment fee income driven by increased repayments.

The annualized income yield by debt security type for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024 are as follows:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Senior secured	9.6%	9.8%	9.8%	11.3%
One stop	10.1%	10.2%	10.3%	12.0%
Second lien	13.3%	13.4%	13.4%	14.1%
Subordinated debt	12.0%	12.6%	12.4%	13.4%

Income yields on senior secured and one stop loans decreased for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 primarily due to declining interest base rates due to contracts resetting on

non-U.S. dollar denominated loans. Income yields on senior secured and one stop loans decreased for the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.9% of our loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2025 and September 30, 2024, the weighted average base rate floor of our loans was 0.74% and 0.75%, respectively.

As of June 30, 2025, we have second lien investments in four portfolio companies and subordinated debt investments in six portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Interest and facility fee expenses	$4,910	$5,021	$(111)	$14,810	$10,387	$4,423
Amortization of debt issuance costs	288	248	40	875	581	294
Base management fee, net of waiver	2,009	1,917	92	5,766	2,472	3,294
Income incentive fee	1,292	1,279	13	3,786	3,036	750
Capital gain incentive fee accrued (reversal) under GAAP	(106)	(24)	(82)	(79)	542	(621)
Professional fees	251	253	(2)	793	613	180
Administrative service fee	281	272	9	789	470	319
General and administrative expenses	46	45	1	135	202	(67)
Net expenses	$8,971	$9,011	$(40)	$26,875	$18,303	$8,572
Average debt outstanding	$289,573	$298,672	$(9,099)	$288,671	$177,942	$110,729

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, decreased modestly by $0.1 million from the three months ended March 31, 2025 to the three months ended June 30, 2025 primarily due to the decrease in average debt outstanding of $9.1 million. Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $4.7 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025, primarily due to an increase in average debt outstanding of $110.7 million that was partially offset by decreasing interest base rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the nine months ended June 30, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For both the three months ended June 30, 2025 and March 31, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.2%. For the nine months ended June 30, 2025 and 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.3% and 8.2%, respectively.

The effective average interest rate remained relatively flat from the three months ended March 31, 2025 to the three months ended June 30, 2025. The effective average interest rate decreased for the nine months ended June 30, 2024 to the nine months ended June 30, 2025 primarily due to declining interest base rates on our borrowings from our floating rate debt facilities and, to a lesser extent, the termination of our PNC Facility during the three months ended December 31, 2024.

Management Fees

The base management fee, net of waiver, increased from the three months ended March 31, 2025 to the three months ended June 30, 2025 primarily due to an increase in average gross assets. The base management fee, net of waiver, increased for the nine months ended June 30, 2024 to the nine months ended June 30, 2025 primarily due to (i) an increase in average gross assets and (ii) certain waivers for the base management fee for certain periods following the initial closing date for the private placement of shares for our common stock where GC Advisors agreed to waive 33.3% of the base management fee for the period from July 1, 2023 through June 30, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee remained relatively flat from the three months ended March 31, 2025 to the three months ended June 30, 2025. The Income Incentive Fee increased by $0.8 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven primarily by net funds growth.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 10.0% for each of the three months ended March 31, 2025 and June 30, 2025 and the nine months ended June 30, 2025 and 2024.

As of June 30, 2025 and September 30, 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2025 and September 30, 2024, there was $0.3 million and $0.4 million, respectively, of capital gain incentive fee accrual under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. For the three months ended June 30, 2025, we recorded a reversal of the capital gain incentive fee under GAAP of $0.1 million. For the three months ended March 31, 2025, we recorded a reversal of the capital gain incentive fee under GAAP of less than $0.1 million. For the nine months ended June 30, 2025, we recorded a reversal of the capital gain incentive fee under GAAP of $0.1 million. For the three and nine months ended June 30, 2024, the accrual for capital gain incentive fee under GAAP was $0.2 million and $0.5 million, respectively.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2025 and September 30, 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained relatively flat from the three months ended March 31, 2025 to the three months ended June 30, 2025. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.4 million from the nine months ended June 30, 2024 to the nine months ended June 30, 2025, primarily due to higher administrative and professional fees associated with servicing a growing portfolio that was partially offset by a decrease in general and administrative expenses.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2025 and March 31, 2025 were $0.3 million and $0.4 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2025 and 2024 were $1.0 million and $0.8 million, respectively.

As of both June 30, 2025 and September 30, 2024, included in accounts payable and other liabilities were $0.3 million of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2025	March 31, 2025	June 30, 2025 vs. March 31, 2025	June 30, 2025	June 30, 2024	June 30, 2025 vs. June 30, 2024
	(In thousands)
Net realized gain (loss) from investments	$—	$(1,720)	$1,720	$(1,720)	$924	$(2,644)
Net realized gain (loss) from foreign currency transactions	412	20	392	(294)	(248)	(46)
Net realized gain (loss) on investment transactions	$412	$(1,700)	$2,112	$(2,014)	$676	$(2,690)
Unrealized appreciation from investments	$1,621	$3,640	$(2,019)	$5,182	$7,709	$(2,527)
Unrealized (depreciation) from investments	(2,702)	(2,404)	(298)	(3,654)	(1,382)	(2,272)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	76	273	(197)	797	277	520
Net change in unrealized appreciation (depreciation) on investment transactions	$(1,005)	$1,509	$(2,514)	$2,325	$6,604	$(4,279)
Net realized gain (loss) on extinguishment of debt	$—	$—	$—	$(432)	$—	$(432)

During the three months ended June 30, 2025, we had a net realized gain on investment transactions of $0.4 million, primarily attributable to net realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended March 31, 2025, we had a net realized loss on investment transactions of $1.7 million, primarily attributable to realized losses recognized on the restructuring of debt and equity investments of two portfolio company investments. During the nine months ended June 30, 2025, we had a net realized loss on investment transactions of $2.0 million, primarily attributable to realized losses on the restructuring of debt and equity investments of two portfolio company investments and net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the nine months ended June 30, 2024, we had a net realized gain on investment transactions of $0.7 million, primarily driven by a realized gain from the sale of a portfolio company equity investment that was partially offset by realized losses on the translation of foreign currency amounts and transactions into U.S. dollars and on the partial redemption of an equity investment.

For the three months ended June 30, 2025, we had $1.6 million in unrealized appreciation on 80 portfolio company investments, which was offset by $2.7 million in unrealized depreciation on 187 portfolio company investments. For the three months ended March 31, 2025, we had $3.6 million in unrealized appreciation on 78 portfolio company investments, which was offset by $2.4 million in unrealized depreciation on 170 portfolio company investments.

Unrealized appreciation for the three months ended June 30, 2025 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments. Unrealized appreciation for the three months ended March 31, 2025 was primarily due to (i) reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments, (ii) fair valuing recent originations up to or near par and (iii) improved performance from certain portfolio companies. Unrealized depreciation for the three months ended June 30, 2025 primarily resulted from (i) a modest decrease in market prices of certain portfolio company investments and, to a lesser extent, (ii) isolated deterioration in credit performance of certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the three months ended March 31, 2025 primarily resulted from isolated deterioration in credit performance of (i) a small number of portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status.

For the nine months ended June 30, 2025, we had $5.2 million in unrealized appreciation on 128 portfolio company investments, which was offset by $3.7 million in unrealized depreciation on 139 portfolio company investments. For the nine months ended June 30, 2024, we had $7.7 million in unrealized appreciation on 143 portfolio company investments, which was offset by $1.4 million in unrealized depreciation on 69 portfolio company investments.

Unrealized appreciation for the nine months ended June 30, 2025 was primarily due to (i) the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments and (ii) fair valuing recent originations up to or near par. Unrealized appreciation for the nine months ended June 30, 2024 primarily resulted from improved performance of certain portfolio companies and fair valuing recent originations up to or near par. Unrealized depreciation for the nine months ended June 30, 2025 primarily resulted from isolated deterioration in the credit performance in (i) a small number of portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status. Unrealized depreciation for the nine months ended June 30, 2024 primarily resulted from amortization of discounts on recently originated loans and a modest decrease in market prices of certain portfolio company investments.

Liquidity and Capital Resources

For the nine months ended June 30, 2025, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $10.7 million. During the period, we used $95.3 million in operating activities, primarily as a result of fundings of portfolio investments of $200.0 million, which was partially offset by proceeds from principal payments and sales of portfolio investments of $75.0 million. During the same period, cash provided by financing activities was $106.0 million, primarily driven by borrowings on debt of $418.2 million and proceeds from the issuance of common shares of $84.6 million, that were partially offset by repayments of debt of $361.7 million and distributions paid of $33.5 million.

For the nine months ended June 30, 2024, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and restricted foreign currencies of $5.8 million. During the period, we used $273.7 million in operating activities, primarily as a result of fundings of portfolio investments of $308.0 million, which was partially offset by proceeds from principal payments and sales of portfolio investments of $15.8 million. During the same period, cash provided by financing activities was $267.9 million, primarily driven by borrowings on debt of $216.8 million and proceeds from the issuance of common stock of $167.8 million, that were partially offset by repayments of debt of $86.7 million and distributions paid of $29.1 million.

As of June 30, 2025 and September 30, 2024, we had $6.0 million and $10.1 million, respectively, of cash and cash equivalents. In addition, as of June 30, 2025 and September 30, 2024, we had foreign currencies of $1.9 million and $1.4 million, respectively, restricted cash and cash equivalents of $22.5 million and $8.5 million, respectively, and restricted foreign currencies of $0.3 million and $5 thousand, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of June 30, 2025, we had investor capital subscriptions totaling $542.6 million and no uncalled capital commitments. As of September 30, 2024, we had investor capital subscriptions of $512.6 million, of which $457.9 million had been called and contributed, leaving $54.6 million of uncalled investor capital subscriptions.

Revolving Debt Facilities

DB Credit Facility - On May 14, 2024, we and GDLC Funding II entered into the DB Credit Facility (as defined in Note 7 of our consolidated financial statements). As of June 30, 2025, the DB Credit Facility allowed GDLC Funding II to borrow up to $450.0 million, at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2025 and September 30, 2024, we had $303.6 million and $141.5 million, respectively, outstanding under the DB Credit Facility. As of June 30, 2025 and September 30, 2024, subject to leverage and borrowing base restrictions, we had approximately $146.4 million and $158.5 million of remaining commitments, respectively, and $118.2 million and $32.3 million, respectively, of availability on the DB Credit Facility.

Adviser Revolver - As of June 30, 2025 and September 30, 2024, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of June 30, 2025 and September 30, 2024, we had no outstanding debt under the Adviser Revolver.

PNC Facility - On November 18, 2024, all amounts outstanding under our PNC Facility, (as defined in Note 7 of our consolidated financial statements) were repaid, following which the agreements governing the PNC Facility were terminated. As of September 30, 2024, we had outstanding debt of $102.5 million and, subject to leverage and borrowing base restrictions, we had approximately $7.5 million of remaining commitments and availability on the PNC Facility. As of September 30, 2024, we were permitted to borrow up to $110.0 million on the PNC Facility.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of June 30, 2025, our asset coverage for borrowed amounts was 277.3%.

As of June 30, 2025, we had outstanding commitments to fund investments totaling $140.7 million, including $55.3 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $151.9 million, including $42.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2025 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the DB Credit Facility and the Adviser Revolver as of June 30, 2025 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2025. As of June 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets.

We called the remaining uncalled capital commitments from shareholders in June 2025. Although we expect to fund the growth of our investment portfolio through future borrowings, to the extent permitted by the 1940 Act, as well as the net proceeds from our dividend reinvestment plan and, potentially, future investor capital subscriptions, we cannot assure you that our efforts to raise capital will be successful. In addition, from time to time, we can amend, refinance, or enter into new leverage facilities and securitization financings, to the extent permitted by applicable law. In addition to capital not being available, it also could not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of June 30, 2025 and September 30, 2024, we had investments in 253 and 217 portfolio companies, respectively, with a total fair value of $825.7 million and $689.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended				Nine months ended
	June 30, 2025		March 31, 2025		June 30, 2025		June 30, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$5,145	8.1%	$951	2.2%	$8,716	4.4%	$31,729	7.5%
One stop	57,998	88.9	41,336	95.4	180,963	91.6	389,321	91.9
Subordinated debt	672	1.0	—	—	672	0.3	100	0.0 *
Second lien	—	—	—	—	3,259	1.7	1,658	0.4
Equity	1,654	2.0	1,039	2.4	3,915	2.0	879	0.2
Total new investment commitments	$65,469	100.0%	$43,326	100.0%	$197,525	100.0%	$423,687	100.0%

* Represents an amount less than 0.1%
For the nine months ended June 30, 2025 and 2024, we had approximately $75.0 million and $15.8 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$43,948	$43,402	$43,827	$42,914	$42,313	$42,809
Non-accrual(3)	218	199	154	208	206	145
One stop
Performing	756,770	742,821	753,303	631,061	620,550	627,034
Non-accrual(3)	1,771	1,698	956	3,288	3,245	2,119
Second lien
Performing	5,548	5,522	5,560	1,547	1,527	1,547
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt
Performing	1,045	1,016	1,037	481	472	467
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	19,121	20,897	N/A	14,772	15,825
Total	$809,300	$813,779	$825,734	$679,499	$683,085	$689,946

(1)As of June 30, 2025, $114.1 million and $114.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loans to be PIK interest. As of June 30, 2025, $1.9 million and $1.1 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of June 30, 2025, we had loans in three portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value was 0.2% and 0.1%, respectively. As of September 30, 2024, we had loans in four portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.5% and 0.3%, respectively, and as a percentage of total debt investments at cost and fair value were 0.5% and 0.3%, respectively.

As of June 30, 2025 and September 30, 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.4% and 99.2%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2025 and March 31, 2025 and the nine months ended June 30, 2025 and 2024:

	Three months ended		Nine months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Weighted average rate of new investment fundings	9.1%	9.9%	9.5%	11.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.0%	5.6%	5.0%	5.7%
Weighted average fees of new investment fundings	0.6%	0.9%	0.8%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	9.8%	10.5%	10.3%	11.1%

As of June 30, 2025, 97.0% and 96.9% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 97.3% and 97.2% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2025 and September 30, 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $76.8 million and $75.1 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$33,541	4.1%	$1,604	0.2%
4	765,413	92.7	662,977	96.1
3	25,636	3.1	23,075	3.4
2	1,144	0.1	2,290	0.3
1	—	—	—	—
Total	$825,734	100.0%	$689,946	100.0%

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2025 and September 30, 2024:

	Average Price[1]
Category	As of June 30, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.7%	99.7%
Internal Performance Rating 3 (Performing Below Expectations)	93.7	92.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	55.8	64.7
Total	99.4%	99.2%

(1)Includes only debt investments held as of June 30, 2025 and September 30, 2024. Value reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•As of June 30, 2025, GGP Class B-P, LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $102.0 million. As of June 30, 2025, we have issued 6,806,927.360 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102.0 million. We have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•As of June 30, 2025, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors, has an aggregate commitment to us of $300.0 million. As of June 30, 2025, we have issued 20,007,020.321 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate capital contributions totaling $300.0 million.
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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2025 and September 30, 2024, were valued using Level 3 inputs. As of both June 30, 2025 and September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

Non-accrual loans: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans as of June 30, 2025 and September 30, 2024, was $1.1 million and $2.3 million, respectively.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2025 we did not record any U.S. federal excise tax. For the three and nine months ended June 30, 2024, we recorded $0 and $91,000, respectively, for U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2025 and September 30, 2024, the weighted average floor on loans subject to floating interest rates was 0.74% and 0.75%, respectively. In addition, the DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.10% as of June 30, 2025. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(15,631)	$(6,071)	$(9,560)
Down 150 basis points	(11,762)	(4,553)	(7,209)
Down 100 basis points	(7,862)	(3,036)	(4,826)
Down 50 basis points	(3,932)	(1,518)	(2,414)
Up 50 basis points	3,932	1,518	2,414
Up 100 basis points	7,863	3,036	4,827
Up 150 basis points	11,795	4,553	7,242
Up 200 basis points	15,727	6,071	9,656

(1)Assumes applicable three-month base rate as of June 30, 2025, with the exception of SONIA and Prime that utilize the June 30, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, DB Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the nine months ended June 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Golub Capital Direct Lending Corporation

Date: August 14, 2025	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)