Form 10-K
period 2025-09-30
GOLUB CAPITAL DIRECT LENDING CORP
filed 2025-12-04
CIK 1868878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of September 30, 2025, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 4, 2025 is 36,416,411.785.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2025.

PART I
In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•“we,” “us,” “our”, “Company” and “GDLC” refer to Golub Capital Direct Lending Corporation, a Maryland corporation and its consolidated subsidiaries;

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

•“Feeder GP” refers to Golub Onshore GP 3, LLC, a general partner of GDLC Feeder;

• “Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator;

•“Adviser Revolver” refers to the line of credit with GC Advisors, which was most recently amended on October 21, 2024, and which allowed for borrowing up to $70.0 million as of September 30, 2025;

•“PNC Facility” refers to the revolving credit facility with PNC Bank, entered into on March 21, 2022 and terminated on November 18, 2024, that allowed for borrowing up to $110.0 million as of the date of its termination, and bore interest at a rate of either CORRA, SONIA, €STR, Daily Simple SOFR, Term SOFR, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.10% to 2.45%, depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus our investment asset coverage of the borrowing base;

•“DB Credit Facility” refers to the revolving credit facility with Deutsche Bank, entered into on May 14, 2024, and was most recently amended on October 17, 2024, and which as of September 30, 2025, allowed for borrowing up to $450.0 million that bears interest at a rate of either CORRA, EURIBOR, SONIA, SOFR, or the Base Rate (each, as defined in the DB Credit Facility) plus a margin of 2.10% per annum during the Revolving Period (as defined in the DB Credit Facility) and 2.60% after the Revolving Period;

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $85.0 billion of capital under management as of October 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

Information Available

Our address is 200 Park Avenue, 25th Floor, New York, NY 10166. Our phone number is (212) 750-6060.

The U.S. Securities and Exchange Commission, or SEC, maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov.

Our Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, with GC Advisors, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative income incentive fee and the income and capital gains incentive fee payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and, therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors (the “Board”) is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of October 1, 2025, Golub Capital had over $85.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 420 middle-market sponsors and repeat transactions with over 280 sponsors.

Golub Capital’s middle-market lending group is managed by an eight member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2025, Golub Capital had more than 230 investment professionals supported by more than 800 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

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

(1) PitchBook LCD “High-End Middle Market Lending Review Q4 2024” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in January 2000.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 1,000 employees, led by Lawrence E. Golub, chief executive officer of GC Advisors and an interested director of Golub Capital Direct Lending Corporation, and David B. Golub, our chairman, president and chief executive officer. As of September 30, 2025, Golub Capital’s more than 230 investment professionals had an average of approximately 13 years of investment experience and were supported by more than 800 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC, Inc., a Delaware corporation, or GBDC; (ii) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC 4; (iii) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (iv) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle-Market Bookrunner each year from 2008 through Q2 2025 for senior secured loans of up to $500.0 million for leveraged buyouts, ranked by number of deals completed, based on London Stock Exchange Group (“LSEG”) Data & Analytics and Golub Capital internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 420 middle-market sponsors and repeat transactions with over 280 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

Concentrated Middle-Market Focus. Because of our focus on the middle-market, we understand the following general characteristics of middle-market lending:

•middle-market companies are generally less leveraged than large companies and, we believe, offer more attractive investment returns in the form of upfront fees, prepayment penalties and higher interest rates;

•middle-market issuers are more likely to have simple capital structures;

•carefully structured covenant packages enable middle-market lenders to take early action to remediate poor financial performance; and

•middle-market lenders can undertake thorough due diligence investigations prior to investment.

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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 36,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,700 loans/transactions at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in North America, Europe, Asia and the Middle East. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$53,996	6.4%	$1,604	0.2%
4	763,080	90.2	662,977	96.1
3	28,707	3.4	23,075	3.4
2	38	0.0 *	2,290	0.3
1	—	—	—	—
Total	$845,821	100.0%	$689,946	100.0%
* Represents an amount less than 0.1%.

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
Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2025, as well as the top ten industries in which we were invested as of September 30, 2025, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
PPV Intermediate Holdings, LLC (Vetcor)	$18,066	2.1%
ICIMS Inc	13,888	1.6
Hyland Software, Inc.	13,125	1.6
Riskonnect Parent, LLC	12,279	1.5
Crewline Buyer, Inc. (New Relic)	11,639	1.4
Cavender Stores L.P.	11,130	1.3
Navex TopCo, Inc.	10,923	1.3
National Express Wash Parent Intermediate Holdco, LLC	10,796	1.3
Apex Service Partners, LLC	10,733	1.3
Zendesk, Inc.	10,292	1.2
	$122,871	14.6%

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Software	$248,245	29.3%
Diversified Consumer Services	56,351	6.6
Healthcare Providers & Services	55,559	6.6
Specialty Retail	53,830	6.4
Insurance	51,691	6.1
Automobiles	45,362	5.3
Commercial Services & Supplies	39,480	4.7
Healthcare Technology	34,783	4.1
Hotels, Restaurants & Leisure	28,546	3.4
Professional Services	19,439	2.3
	$633,286	74.8%

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
•Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.
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
•The majority of our portfolio investments are valued using the investment’s fair value as determined in good faith by our Valuation Designee and, as a result, there could be uncertainty as to the value of our portfolio investments.
•The Board could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
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
Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee component, it is possible that an Income Incentive Fee will be calculated under this formula with respect to a period in which we have incurred a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee component will result in a positive value, and an Income Incentive Fee will be paid unless the payment of such Income Incentive Fee would cause us to pay Income Incentive Fees and Capital Gain Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.5% quarterly (6%

annualized). If market interest rates rise, we could be able to invest our funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an Income Incentive Fee. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) used to calculate the base management fee.
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
There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the period for each of the years ended September 30, 2025, 2024 and 2023. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in our calculation of the Capital Gain Incentive Fee and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 10.0% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period could result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2025, we have not made any Capital Gain Incentive Fee payments. For the year ended September 30, 2025, we recorded a reversal of the capital gain incentive fee under GAAP of $83 thousand. For the year ended September 30, 2024, we accrued a capital gain incentive fee under GAAP of $0.4 million. For the year ended September 30, 2023, we did not accrue a capital gain incentive fee under GAAP.

Subordinated Liquidation Incentive Fee

The third component of the Incentive Fee, which we refer to as the Subordinated Liquidation Incentive Fee, equals 10.0% of the net proceeds from an Accelerated Liquidity Event in excess of adjusted capital, as calculated immediately prior to the closing of such a transaction. For the purposes of this calculation, “adjusted capital” means our net asset value calculated immediately prior to the closing of the Accelerated Liquidity Event in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in such a transaction.

Examples of Incentive Fee Calculation
Example 1 - Quarterly Income Incentive Fee (1) :
Assumptions
Hurdle rate (2) = 1.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.35%

(1)The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full calendar quarters ending on or prior to the date the payment set forth in the example is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is at least 6.0% of our net assets at the beginning of such period (as adjusted for any share issuances or repurchases).
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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial two-year term and thereafter shall continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and could be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, can also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2025, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, our board of directors reviewed a significant amount of information and considered, among other things:

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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2025, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement can be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our stockholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). As of September 30, 2025, our asset coverage for borrowed amounts was 271.0%.

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

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2025 by making a written request for proxy voting information to: Golub Capital Direct Lending Corporation, Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital Direct Lending Corporation collect at (212) 750-6060.

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

GC Advisors and its affiliates, as well as certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC that permits us, among other things, to co-invest alongside these other funds and accounts, in certain privately placed investments that involve the negotiation of certain terms of the investments to be purchased (in addition to price-related terms), subject to certain conditions. We believe that co-investment by us and other funds and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must timely distribute dividends for U.S. federal income tax purposes to our stockholders in respect to each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.

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
We send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions can also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.
Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) shares of our common stock being treated as regularly traded on an established securities market. Until and unless we are treated as a publicly offered regulated investment company for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (i) distributions from our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment adviser and certain of our other expenses, (ii) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses and (iii) each such U.S. stockholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. stockholder. Miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate.
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

Item 1A. Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are known material risks but not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value (“NAV”) could decline, and you could lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to Our Business and Structure
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
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
You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which could result in an increase in the amount of incentive fees payable to GC Advisors. In addition, a decline in the prices of the debt we own could adversely affect our NAV. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
Conversely, in a period of declining interest rates, we would expect certain obligations to be paid off by the obligor more quickly than originally anticipated, and we could have to invest the proceeds in investments with lower yields. In periods of falling interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the investments that were prepaid.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends, have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our treatment as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
An excess of the amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. GC Advisors can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage, such as repurchase financings. This could result in GC Advisors calling a smaller portion of capital commitments in the private placement of our common stock or calling capital commitments more slowly than it otherwise would.
The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “covenant-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions could also result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.
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
Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable-rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain repayment or prepayment schedules. Further, rising interest rates, which have been experienced in the United States and many other countries around the world in recent years, make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. In periods of falling interest rates, the probability that loans will be pre-paid increases as borrowers tend to refinance their debt to reduce their borrowing costs. In such periods, there is a risk that we might not be able to invest in new loans on the same terms, or at all. If we cannot invest in new loans on terms that are the same or better than the investments that are repaid, our operations and financial conditions could be adversely affected. In addition, falling interest rates could lead to loans generating lower returns for us for the same level of risk. We could therefore need to invest in riskier loans to achieve the same level of returns.
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
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If these sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle-market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, sponsors likely would be unable to provide the same level of managerial, operating or financial support to these portfolio companies, resulting in an increased risk of default by such portfolio companies.
Additionally, increased or changed regulations to which private equity sponsors are subject could impact how they do business. We could have exposure to private equity sponsor controlled companies that have completed one or more dividend recapitalizations, thereby allowing such sponsors to substantially reduce or eliminate their net investments in underlying portfolio companies. These investments generally present different investment characteristics than investments where private equity sponsors retain significant net contributed capital positions in the underlying portfolio companies. These investments could experience a higher rate of default. Even when a default does not occur, a private equity sponsor could be less willing to provide ongoing financial support to a portfolio company after it has received one or more capital distributions on its investment.
We believe that purchase price multiples of companies (as measured, in general terms, by the price paid by a private equity sponsor to purchase a company divided by the company’s trailing twelve-month earnings) to which we have direct or indirect exposure are very high by historical standards. When determining the appropriate amount of financing to provide a prospective borrower, GC Advisors considers the value cushion as measured by the difference between the enterprise value of the company and the total amount of financing. If market purchase price multiples decline or if a borrower to which we are directly or indirectly exposed experiences financial distress, the value cushion supporting our investment could deteriorate and the investment could become impaired, resulting in losses for us.
We can provide no assurance that we will be able to replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.
Investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and, in some instances, approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by us or by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.
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
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including, for example, public health crises, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. Furthermore, there is an incentive for GC Advisors’ personnel to devote resources, time and attention to investments or business lines based on the possibility of earning fees or other benefits associated with such investments or business lines, even though such investments or business lines might be of little or no benefit to any particular clients of GC Advisors, including GDLC. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GBDC 4, GDLCU, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to or overlapping with ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, there can be no assurance that such opportunities will be allocated to us fairly or equitably over any given time period, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, we may receive smaller allocations relative to larger accounts and/or receive larger allocations relative to our size as compared to allocations to larger accounts. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
Additionally, the incentive fee payable by us to GC Advisors could create an incentive for GC Advisors to cause us to realize capital gains or losses that are not in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. The Board is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.
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
The majority of our portfolio investments are in the form of securities that are not publicly-traded. The fair value of such instruments could be difficult to determine. As a result, the Valuation Designee, subject to oversight by the Board, determines the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates and not readily observable values. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected.
In connection with that determination, the Valuation Designee, will provide the Board with quarterly, annual and additional reporting, as needed, in accordance with valuation policies and procedures approved by the Board. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’

management fee is based, in part, on our average adjusted gross assets and our capital gain and subordinated liquidation incentive fees are based, in part, on unrealized gains and losses.
Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.” See “Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that the Board must monitor.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, interpretations of the staff of the SEC (the “Staff”), and/or any co-investment exemptive relief order from the SEC, as applicable. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. Furthermore, we may receive smaller allocations relative to larger accounts and/or receive larger allocations relative to our size as compared to allocations to larger accounts. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata in proportion to the level of investment that we and any other eligible accounts initially sought, subject to compliance with the terms of any applicable co-investment exemptive relief from the SEC. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. However, there can be no assurance that investment opportunities will be allocated to us fairly or equitably over any given time period, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.
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
In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of the exemptive relief described below, we and such other accounts cannot make investments in the same issuer or where the different investments could be expected to result in a conflict between our interest and those of other accounts, GC Advisors needs to decide whether we or such other accounts will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time. Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.
We expect to co-invest on a concurrent basis with other affiliates of funds and accounts advised by GC Advisors, or its affiliates, unless doing so is impermissible with existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to us and our allocation procedures. We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC that permits us, among other things, to co-invest with other funds and accounts managed by GC Advisors or its affiliates in certain privately-placed investments that involve the negotiation of certain terms of the securities to be purchased (in addition to price-related terms), subject to certain conditions. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification.
GC Advisors could determine that we should not participate in certain transactions and for certain other transactions, GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest could still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.
We have entered into the Adviser Revolver, resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s-length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.
To the extent consistent with GC Advisors’ fiduciary duties, GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.
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
GC Advisors will generally not make any investment on behalf of us that it does not believe to be in our best interest, viewed on an overall basis. However, conflicts can arise in any particular transaction between obtaining the most advantageous terms for an investment, which benefits us and other clients of GC Advisors participating in that investment, and maintaining GC Advisors’ relationship with a borrower or private equity sponsor, which likely serves the long-term best interests of GC Advisors’ clients overall, including us. For example, affiliates of GC Advisors hold relatively small, minority investments in unaffiliated private equity funds, which arguably creates an incentive for GC Advisors to cause us to invest in portfolio companies owned by such private equity funds and to treat such portfolio companies more favorably in a workout situation. As another example of the conflicts that could arise, GC Advisors is permitted to reduce or waive transaction or prepayment fees, offer loan terms that are more favorable to the borrower (and conversely, less favorable to us), accept a below target position size, agree to amend certain terms or waive existing terms or defaults or make other similar concessions to maintain or improve a relationship with a private equity sponsor or borrower, which GC Advisors believes could increase the likelihood of repeat business that will benefit us and GC Advisors’ other clients.
GC Advisors operates in multiple business lines and jurisdictions and could pursue additional business lines or operations in additional jurisdictions, which could create a conflict of interest in the allocation of its time and focus.
While Golub Capital maintains several major business lines, it has explored and will continue to explore opportunities outside these business lines. Such activity could adversely affect us. These risks include, but are not limited to, reputational damage, loss of management attention and time due to multiple constraints, regulatory sanctions, adverse impact to business relationships, increased competition of capital allocations, and expansion of potential risks to GC Advisors’ business as a whole outside those previously disclosed. New business lines could also exacerbate existing conflicts of interest and raise new conflicts.
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
GC Advisors is expanding its global footprint and opening offices in several new jurisdictions to improve outreach to prospective investors in such jurisdictions. Such expansion subjects its operations to the legal and regulatory regimes of these jurisdictions and could adversely affect us. These risks include, but are not limited to, increased compliance costs, loss of management attention and time, and increased competition for capital allocations.
Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors’ time and focus.
Golub Capital could engage in any number of strategic transactions, which could be material and which could include, for example, acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures, a fund that pursues a strategy that is different than what Golub Capital has historically focused on. Golub Capital has also previously sold passive, non-voting minority stakes in its management companies and could sell further stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in GDLC.
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
We as well as GC Advisors and its affiliates participate in a highly regulated industry and are each subject to formal and informal inquiries, audits and reviews and could be subject to regulatory investigations and enforcement actions, in each case, from numerous regulatory authorities. There can be no assurance that we and GC Advisors and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom.
GC Advisors is a registered investment adviser and, as such, is subject to the provisions of the Investment Advisers Act, the rules adopted thereunder and SEC or Staff interpretations thereof, all of which are subject to change. Unpublished or changing Staff interpretations could contradict the advice of our outside counsel, which could expose us and GC Advisors to regulatory scrutiny. There can be no assurance that we and our affiliates will avoid regulatory investigations or enforcement actions. Changes in regulation or regulatory interpretations could increase the costs and risks to which we and our clients are subject.
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
We will be subject to corporate-level income tax if we are unable to qualify for taxation as a RIC.
In order to qualify for taxation as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for taxation as a RIC.

If we are unable to obtain cash from other sources, we could fail to qualify for taxation as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our stockholders. To qualify for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify for taxation as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”
We could need to raise additional capital to grow because we must distribute most of our income.
We can offer no assurance that we would be successful in meeting our target for capital commitments from investors in the private placement of our common stock or that we could raise a sufficient amount of capital to permit us to effectively implement our investment strategy and objectives. As a result, we could need additional capital to fund new investments and grow our portfolio of investments. We may access the capital markets to issue debt or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify for taxation as a RIC, we are required to distribute to our stockholders each taxable year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes income that has been accrued but not yet received in cash, such as accrued market discount, as well as income attributable to debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we could recognize income before or without receiving cash representing such income, we could have difficulty meeting the requirement to distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders in order to maintain our qualification as a RIC. In such a case, we could have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify for taxation as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC.”

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
We do not expect to be treated as a “publicly offered regulated investment company”. Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) shares of our common stock being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. See “Material U.S. Federal Income Tax Considerations — Taxation of U.S. Stockholders.”
Our investment period, or the Investment Period, could be extended.
Our investment period, or the Investment Period, commenced on the Initial Closing Date and will end on the sixth anniversary of the Initial Closing Date, provided that (i) upon the approval of the Board, the Investment Period can be extended for up to two additional one-year periods and (ii) upon the request of the Board and the approval of our stockholders, the Investment Period can be further extended. If an extension is approved, the Investment Period and, consequently, the term could be extended, thereby allowing us to make additional commitments for a longer duration. If an extension is approved, Investors will be required to fund drawdown purchases for a period beyond the original six-year term. In addition, an extension of the Investment Period will delay the commencement of the wind down period, an Accelerated Liquidity Event, if any, and our ultimate liquidation.
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
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. We do not, however, anticipate directly issuing debt securities in the next 12 months. As of September 30, 2025, we had outstanding borrowings of approximately $314.9 million.
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
We are not generally able to issue and sell our common stock at a price below NAV per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and, in certain cases, if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease, and holders of our common stock could experience dilution.
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
Although GC Advisors will attempt to manage our cash balances so that they are not significantly larger than needed for our investments and other obligations, GC Advisors’ ability to manage cash balances could be affected by changes in the timing of investment closings, access to leverage for our short-term borrowing purposes, defaults by investors or late payments of drawdown purchases and other factors. GC Advisors’ management of cash balances could have a material effect on our performance.
We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and the Board’s assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 0.35x to 0.65x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions.
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
In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates, including loans to bridge the time period before capital commitments are made by investors, to ensure timely funding of negotiated investments, to assist with loan origination and/or because the timing of funding inflow and outflow is not in sync.
We could issue senior debt securities to banks, insurance companies and other lenders and/or enter into reverse repurchase agreements or similar transactions. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(20.19)%	(12.17)%	(4.15)%	3.87%	11.89%
(1)Assumes $876.3 million in total assets, $314.9 million in debt outstanding and $546.2 million in net assets as of September 30, 2025 and an effective interest rate for the year ended September 30, 2025 of 7.2%.
Based on our outstanding indebtedness of $314.9 million as of September 30, 2025 and the effective interest rate for the year ended September 30, 2025 of 7.2%, our investment portfolio would have been required to experience an annual return of at least 2.59% to cover annual interest payments on the outstanding debt.
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
We, directly, or indirectly through a wholly-owned subsidiary, or Funding Subsidiary, have entered into and expect to enter into in the future one or more revolving credit facilities, or, each a Credit Facility, that we expect will be secured by our portfolio company investments and/or capital commitments from investors in the private placement of our common stock. Our Funding Subsidiary, GDLC Funding II, has entered into the DB Credit Facility, which is a Credit Facility. GDLC Funding, another Funding Subsidiary, previously entered into the PNC Facility, which was terminated on November 18, 2024 following repayment of all outstanding amounts. As a result of a Credit Facility, we would be subject to a variety of risks, including those set forth below. Certain terms of credit facilities and other forms of leverage will have the effect of imposing constraints on our investments, including requiring the lender’s consent to make new or additional investments or to move cash or other assets from a subsidiary of ours, even if the subsidiary is not in default. Credit agreements typically include terms that permit the lender to materially reduce or terminate the credit line, including an acceleration right or a termination right upon any event of default. In some cases, events of default are tied to events relating to the borrowing entity, us, or other circumstances, even if those events are not related to the borrower’s ability to repay the borrowing. To the extent we pledge capital commitments as collateral for a Credit Facility, a lender could have the right to issue drawdown notices and require the funding of a drawdown purchase from investors in the private placement of our common stock, the proceeds of which would be used to pay down the Credit Facility. In the event that a Credit Facility or other form of leverage is materially reduced or terminated, there can be no assurance that suitable replacement financing facilities could be arranged. Any reduction or termination might result in our being unable to obtain financing for additional investments and could reduce investor returns by deleveraging us and causing investors to bear increased costs. Upon an event of default relating to a Credit Facility or other form of financing, it is likely that the leverage provider would attempt to exercise its remedies, which could have a material adverse impact on us. The existence of these limitations could cause GC Advisors or its affiliates to incur leverage in conditions that are not optimal.
We are subject to risks associated with any Credit Facility that utilizes a Funding Subsidiary as our interests in any Funding Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Funding Subsidiary.
We own directly or indirectly 100% of the equity interests in each Funding Subsidiary, including GDLC Funding and GDLC Funding II. We consolidate the financial statements of our Funding Subsidiaries, including GDLC Funding and GDLC Funding II, in our consolidated financial statements and treat the indebtedness of each Funding Subsidiary as our leverage. Our interests in our Funding Subsidiaries are subordinated in priority of payment to every other obligation of such Funding Subsidiary and are or would be subject to certain payment restrictions set forth in each respective Revolving Credit Facility, including, with respect to GDLC Funding, the PNC Facility (terminated November 18, 2024), and with respect to GDLC Funding II, the DB Credit Facility.
Our equity interests in any Funding Subsidiary will rank behind all of the secured and unsecured creditors, known or unknown, of such Funding Subsidiary, including the lenders in the applicable Credit Facility. Consequently, to the extent that the value of the portfolio of loan investments held by a Funding Subsidiary has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in the Funding Subsidiary could be reduced. Accordingly, our investment in any Funding Subsidiary, could be subject to up to a complete loss. In addition, under the PNC Credit Facility (terminated November 18, 2024) and DB Credit Facility, of either GDLC Funding or GDLC Funding II does not meet the borrowing base test set forth in the PNC Credit Facility (terminated November 18, 2024) or DB Credit Facility documents, a default would occur. In the event of a default under the documents governing a Credit Facility, including the PNC Credit Facility (terminated November 18, 2024) and the DB Credit Facility, cash would be diverted from us to pay the lenders and other secured parties until they are paid in full. In the event that we fail to receive cash from our Funding Subsidiaries, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by any Funding Subsidiary will be sufficient to make any distributions to us or that such distributions will meet our expectations.
Our ability to sell investments held by any Funding Subsidiary is limited.
A Credit Facility, including the PNC Credit Facility (terminated November 18, 2024) and DB Credit Facility, would be expected to place significant restrictions on such Credit Facility servicer’s ability to sell investments held by the Funding Subsidiary. As a result, there could be times or circumstances during which we would be unable to sell investments or take other actions that could be in our best interests.
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

Our use of repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement could decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us could decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we could be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our NAV would decline, and, in some cases, we could be worse off than if we had not used such agreements.
We are a holding company and could depend on payments from our subsidiaries in order to pay distributions on our common stock.
We are a holding company and expect to fund a substantial portion of our investments through wholly-owned subsidiaries, and a substantial portion of the assets that we hold directly are the equity interests in such subsidiaries. We depend upon the cash flow from our subsidiaries and the receipt of funds from them in the form of dividends, and other distributions, any of which could be subject to restriction or limitations. Our ability to pay distributions to our stockholders could be affected by a subsidiary’s ability to exit investments or refinance credit facilities or other forms of leverage or otherwise satisfy covenants applicable to such subsidiary pursuant to the agreements governing the debt of any such subsidiary. The illiquidity of the underlying investments held by a subsidiary of ours (directly or indirectly) can make it difficult for the subsidiary to make net income or return of capital distributions to us, and thereby affect our ability to make distributions or wind down at the end of our term.
Additionally, our subsidiaries are, and will become from time to time, party to various indemnity, asset transfer or financing arrangements, including any indemnity and contribution agreement, loan or credit agreement, letter agreement, transfer agreements, assignment agreements, master loan sale or loan sale agreements, purchase and sale or sale and contribution agreements, repurchase agreements, reverse repurchase agreements or other indemnification agreement and/or other asset transfer or financing agreements of any nature, including any documents executed in connection therewith (collectively, the “Transfer and Finance Agreements”). The Transfer and Financing Agreements shall contain certain representations, covenants, agreements and indemnity obligations. Should we or a subsidiary breach any of the provisions or agreements contained therein, it could be immediately required to pay an indemnity, make a contribution or repay borrowings or repurchase assets, in whole or in part, together with any attendant costs, and be subject to various indemnification claims for any losses. If we or a subsidiary do not have sufficient cash resources or other credit facilities available to make such indemnities or repayments, it could be forced to sell some or all of the assets constituting its investment portfolio, or a lender could be able to foreclose and liquidate certain assets. Sales of assets in such circumstances could be at prices less than fair value, resulting in insufficient funds to repay in full any outstanding borrowings and therefore not yield excess value for us. In addition, such Transfer and Finance Arrangements could contain cross default provisions such that a default under one particular financing arrangement could automatically trigger defaults under other financing arrangements. If such a provision were exercised, it would magnify the effects of an individual default and result in a substantial loss for us.
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

The majority of our portfolio investments are valued using the investment’s fair value, as determined in good faith by the Valuation Designee, subject to oversight by the Board and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, the Board. The majority of our portfolio investments take the form of securities that are not publicly-traded. The fair value of securities and other investments that are not publicly-traded is often not readily determinable, and we value these securities at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” a substantial portion of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that most of our portfolio valuations are based on unobservable inputs and our Valuation Designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “Risks Relating to Our Business and Structure — We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
Our Valuation Designee has retained the services of several independent service providers to review the valuation of these securities. At least every other quarter, the valuation for each non-de minimis portfolio investment in accordance with our valuation policies, including for those that do not have a readily available market quotation, or are not valued via a third-party pricing service or other quote. The types of factors that our Valuation Designee could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities, including such factors as yield, maturity and measures of credit quality, covenants, call protection rights, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our Valuation Designee’s determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our NAV could be adversely affected if our Valuation Designee’s determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our Valuation Designee’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.
Government intervention in the credit markets could adversely affect our business.
Central banks and, in particular, the U.S. Federal Reserve, took unprecedented steps during the financial crises of 2008-2009 and the beginning of the COVID-19 global pandemic to influence credit markets. It is impossible to predict if, how, and to what extent the United States and other governments would intervene in the credit markets during any future event. Such intervention is often prompted by politically sensitive issues involving, for example, family homes, student loans, real estate speculation, credit card receivables, and pandemics, and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness or ability of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
The Board could change our investment objective, operating policies and strategies without prior notice or stockholder approval.

The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts, which could have an adverse effect on the price of our common stock.
The Maryland General Corporation Law, or the MGCL, our charter and our bylaws contain provisions that could discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Under the Maryland Business Combination Act, if the Board does not first approve a business combination, the Maryland Business Combination Act could discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it can make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such an offer. Also, our charter provides for classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorize the Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue.
These takeover defense provisions could inhibit a change in control that might otherwise be in the best interest of our securityholders.
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
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources, newer technologies and/or products, smaller market shares, less experienced management teams, less predictable operating results and increased exposure to litigation in the ordinary course of business and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle-market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle-market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, tariffs or other legal and regulatory changes or force majeure events. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by recessions or other market or economic conditions.
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
Any investment in an issuer carries the risk that the issuer will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. We, as well as subsidiaries through which we may obtain indirect leveraged exposure to the underlying obligors or issuers of underlying loans, will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.
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
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased by economic and political instability and high rates of inflation. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company.
Operating a portfolio company, even for a limited period of time, could distract senior personnel of GC Advisors and its affiliates from their normal business activities. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, pension plan underfunding and environmental liabilities.
The lack of liquidity in our investments could adversely affect our business.
The debt to which we are primarily exposed is expected to consist predominantly of loans and notes that are obligations of corporations, partnerships or other entities. This debt often has no, or only a limited, trading market. The investment in illiquid debt will often restrict our ability to dispose of investments in a timely fashion, for a fair price, or at all. If an underlying issuer of debt experiences an adverse event, this illiquidity would make it more difficult for us to sell such debt, and we could instead be required to pursue a workout or alternate way out of the position. To the extent debt in a portfolio company is also held by other third-party investors, we would generally have limited control over a workout or alternate means of disposition. When this occurs, the persons having such control could have, and act in accordance with, interests that are not aligned with ours. We would likely also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material non-public information regarding such portfolio company.
Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. The fair value methodology utilized is in accordance with the fair value principles established by the ASC Topic 820. The Board uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
•available current market data, including relevant and applicable market trading and transaction comparables;
•applicable market yields and multiples;
•security covenants;
•call protection provisions;
•information rights;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
•comparisons of financial ratios of peer companies that are public;
•comparable merger and acquisition transactions; and
•the principal market and enterprise values.
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
Efforts by the U.S. Federal Reserve to lower inflation by raising its interest rates could end in the coming year, leading to lower interest rates in the credit markets. Lower interest rates will increase prepayment risk for our clients’ investments in assets with higher interest rates.
We are subject to risks to the extent we invest in covenant-lite loans.
We invest in loans that are issued pursuant to credit agreements. The variety of terms within credit agreements can create additional risks to the underlying investment and therefore, to our overall performance. For example, loans that are issued pursuant to “covenant-lite” terms do not contain as many terms that could be considered protective to the lender, such as maintenance or financial covenants and terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of such loans could expose us to additional risks, including with respect to liquidity, ability to restructure loans, and credit risks, compared to loans that contain financial maintenance requirements and other covenants. In the event of default, covenant-lite loans could result in diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or restructure the loan prior to default.
We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
Credit risk refers to the likelihood that a borrower will default in the payment of principal and/or interest. Financial strength and solvency of a borrower are the primary factors influencing credit risk. Lack or inadequacy of collateral or credit enhancement for a debt instrument could also affect its credit risk. Credit risk can change over the life of a loan, and securities and other debt instruments that are rated by rating agencies can be downgraded. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity, which is expected to be a common feature among many of our loan investments. Investments with a deferred interest feature, such as original issue discount income and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis.
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
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in loans and illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot provide any assurance that we will achieve our anticipated investment pace. As a result, investors will not be able to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of any sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. To the extent we are unable to deploy all the net proceeds from the sale of our securities, we could repay outstanding indebtedness or invest the net proceeds in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

We are a non-diversified investment company within the meaning of the 1940 Act, and we are therefore not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we could invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and could do so for an extended period of time.
Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including as a result of the effects of a global health pandemic, changes in tariff policies, or during periods of elevated inflation and rising interest rates. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to be significantly increased by economic and political instability and high rates of inflation and, changes in tariff policies. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of investments or other obligations we own could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
We have invested and intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies, and we could have exposure to a variety of debt that captures particular layers of a borrower’s credit structure, such as “last out” or “second lien” debt, or other subordinated investments that rank below other obligations of the borrower in right of payment, including first loss interests that bear substantial risk. Subordinated investments are subject to greater risk of loss than senior obligations where there are adverse changes to the financial condition of the borrower or a decline in general economic conditions. Subordinated investments could expose us to particular risks in a distress scenario, including the risk that creditors are not aligned. Holders of subordinated investments generally have less ability to affect the results of a distressed scenario than holders of more senior investments. Additionally, lenders to companies operating in workout modes are, in certain circumstances, subject to potential liabilities that could exceed the amount of such loan purchased by us.
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
Under the Investment Advisory Agreement, GC Advisors does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of the Board in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, GC Advisors, its officers, members, personnel and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting willful misfeasance, bad faith, gross negligence or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any liability or loss suffered by each party, including reasonable legal fees and other expenses reasonably incurred, and hold such party harmless for any liability or loss suffered by us arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where such liability or loss was the result of willful malfeasance, bad faith, gross negligence or reckless disregard of such person’s duties. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Loans to companies operating in workout modes or under Chapter 11 of the U.S. Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that could exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of these loans, they could be subject to claims of subordination.

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
Our common stock will not be registered under the Securities Act, nor any other securities laws and will not be readily transferable, if at all. As such, absent an effective registration statement covering the shares sold hereunder, such shares can be resold only in transactions that are exempt from the registration requirements of the Securities Act. The shares sold hereunder will have limited transferability and require our consent, which can be withheld in our sole discretion, to any transfer. Although we, in our discretion, can permit a transfer of shares or, if authorized by our board of directors, repurchase shares, an investor generally will have no right to transfer its shares. Furthermore, should there be an initial public offering of our common stock, holders of our common stock will be subject to lock-up restrictions pursuant to which they will be prohibited from selling shares of our common stock for a minimum of 180 days after the pricing of such initial public offering. The specific terms of this restriction and any other limitations on the sale of our common stock in connection with or following an initial public offering will be agreed in advance between the Board and GC Advisors, acting on behalf of our investors, and the underwriters of the initial public offering.
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
We have made, and expect to make regular distributions and from time to time variable special and supplemental distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as the Board could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. Distributions from the proceeds of private placements of our common stock or from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies. As a result, our distribution rates and payment frequency may vary from time to time and are not guaranteed.
There is no guarantee of an Accelerated Liquidity Event; therefore, there is no guarantee that an investor will be able to exit its investment in us by a specific date.
At any time following the expiration of the Investment Period, the Board could seek stockholder approval of an Accelerated Liquidity Event. An Accelerated Liquidity Event includes the sale by us of all or substantially all of either (a) our assets or (b) our shares of common stock to, or other liquidity event with, an entity for consideration of cash and/or publicly listed securities of the acquirer, provided that any Accelerated Liquidity Event presented for approval of our stockholders must provide our stockholders with the option to receive consideration per share consisting of cash in an amount that is not less than the net asset value per share held by such investor or securities of the acquirer. An Accelerated Liquidity Event does not include an initial public offering or listing on a national securities exchange of our shares of common stock. There is no assurance that we will complete an Accelerated Liquidity Event by a specified date or at all. If we do not successfully complete an Accelerated Liquidity Event, investors will not be able to fully exit their investment in us until such time as we complete our liquidation, which is not required to be complete by any specific date and could be expected to occur over a prolonged period of time.
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
We can distribute assets in-kind.
We are permitted to distribute our investments “in-kind” to stockholders. If we do not complete an Accelerated Liquidity Event, the Board (consistent with its fiduciary duties) could determine that it is necessary or appropriate to distribute securities or other assets as a distribution-in-kind. When a stockholder receives an in-kind distribution of an investment, it will have to make investment decisions concerning the investment without the services of GC Advisors. In addition, after receiving an in-kind distribution of an investment, the stockholder will be responsible for all costs associated with the maintenance and disposition of such investment, which could cause the stockholder’s return on such investment to be lower than had the distribution in-kind not occurred. Further, there is no guarantee that there will be a market for such investment and such stockholder could have to hold such investment indefinitely.
We can enter into reverse repurchase agreements, which are another form of leverage.

We can enter into reverse repurchase agreements as part of our management of our investment portfolio, including to finance the ownership of first loss interests or senior tranches of financing securitizations. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for our benefit. Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement could decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us could decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we could be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our net asset value would decline, and, in some cases, we could be worse off than if we had not used such agreements.
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
In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of certain regional bank failures, an inflationary economic environment, and tariffs and global trade negotiations. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, and cyberattacks etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; government quarantine and curfew measures (including restrictions on travel or meetings); less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited activity by, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments. Any of the foregoing could materially and adversely impact our value and performance of our investments as well as our ability to source, manage, and divest investments and achieve our investment objectives, all of which could result in material losses. In addition, our operations could be significantly impacted, or even halted, either temporarily or on a long-term basis, as a result of some of the foregoing.
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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subject our investments to heightened risks, including the risks related to the effect on world leaders and governments of tariffs and global trade negotiations, the wars in Eastern Europe and the Middle East, dissemination of misinformation and the use of new technologies, such as AI, and the risk of a global health pandemic.
These heightened risks could include, but are not limited to: greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of widespread war or terrorist activity); greater governmental involvement in the economy; less governmental supervision and regulation of the securities markets and market participants; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients. During times of political uncertainty, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty could have substantial, and in some periods extremely high, rates of inflation for many years. Geopolitical events can cause supply chain and raw material shortages. These events can also lead to military or other conflicts or sanctions that could adversely impact obligors who are sanctioned persons, are located in a sanctioned country or a country that is involved in a conflict, or who do business with a sanctioned person or country or with a country that is involved in a conflict. Conversely, changes in enforcement priorities could impact the ability or cost of doing business in particular jurisdictions. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. The current U.S. administration has also implemented tariffs, including against certain of the nation’s most significant trading partners, which could lead to supply shortages and higher costs, potentially impacting the profitability of borrowers. There can be no assurance that political changes will not cause us to suffer losses. Military actions, such as the recent wars in Eastern Europe and the Middle East, can disrupt the economy and affect our investments and investors. Sanctions could adversely impact certain obligors that have business dealings with a sanctioned country or a country that is otherwise involved in a conflict. Military actions can be unpredictable and cause second order effects that are difficult to predict or ascertain. Military actions can also cause volatility in prices for raw and finished goods, further social unrest, cause changes in consumer demand, and affect other business conditions. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which GC Advisors and its affiliates, as well as GDLC and its investments, will operate.
Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns.
Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on GDLC and its investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of its investments. GC Advisors and its affiliates could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’

ability to pay debts and obligations on a timely basis. If defaults occur, GDLC could lose both invested capital in, and anticipated profits from, any affected investments.
In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we or the companies in which we invest conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.
Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.
New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, to the extent a U.S. presidential administration supported an enhanced regulatory agenda, it could impose greater costs on all sectors and on financial services companies in particular. Any such new or changed laws, regulations, interpretations or directives could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. Furthermore, if regulatory capital requirements from the Dodd-Frank Act, Basel III or other regulatory action are imposed on lenders that provide us with financing, the lenders may be required to limit, or increase the cost of financing they provide to us. Among other things, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
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
On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or Wall Street Reform and Consumer Protection Act (the “U.S. Risk Retention Rules”), were issued and became effective with respect to collateralized loan obligation, or CLOs, on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or (the “Retention Interest”), in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. Risk Retention Rules, we sought no-action relief to ensure that we could engage in CLO financing under the 1940 Act and the risk retention rules mandated by Section 941 of Dodd-Frank. On September 7, 2018 we received a no-action letter from the staff, or the Staff, of the Division of Investment Management of the SEC that states that the Staff would not recommend that the SEC take any enforcement action under Section 57(a) of the1940 Act, or Rule 17d-1 under the 1940 Act against us or GC Advisors if we were to acquire CLO equity as a Retention Interest in the manner described in a letter submitted to the Staff on behalf of us.
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
In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate, or subject us to increased competition.
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
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. Such systems face ongoing cybersecurity threats and attacks which, if successful, could threaten the confidentiality, integrity or availability of the systems and information resources of us or our portfolio companies. A cyber incident could be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks could also involve ransomware, data exfiltration and publication, or other forms of cyber extortion. Cyber-attacks could also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties, or from the malicious or accidental acts of insiders, such as employees, independent contractors or other service providers of or to us, Golub Capital or our portfolio companies. Some factors that could create a heightened risk of a cyber incident include, but are not limited to, the use of remote work and/or third-party service providers, including cloud-based service providers. Recent geopolitical tensions could have increased the scale and sophistication of deliberate cybersecurity attacks, particularly those from nation-states or from entities with nation-state backing. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents could include disrupted operations such as an adverse effect on ability to communicate and conduct business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships.
There has been an increase in the frequency and sophistication of the cyber and security threats faced, with attacks ranging from those common to businesses to those that are more advanced and persistent, which may target Golub Capital or our service providers because Golub Capital or our service providers hold a significant amount of confidential and sensitive information about investors, portfolio companies or obligors (as applicable) and potential investments. As a result, there is a heightened risk of a security breach or disruption with respect to this information.
As our, Golub Capital’s, our portfolio companies’ and each of our third-party service providers’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital, our portfolio companies and each of our third-party service providers. Although Golub Capital takes protective measures, and requires its service providers to take certain steps, these measures and steps , as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur, including because cyber-attack techniques are continually evolving, could persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact. Cyber incidents of whatever nature, and a failure to provide regulatory or other notifications concerning such incidents as required, could potentially negatively impact the financial results, operations or confidential information of us, Golub Capital or our portfolio companies, cause financial loss, increased costs, disruption to business, liability to counterparties or other parties, regulatory actions (and resulting fines or other penalties), negative publicity or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. Although Golub Capital has established business continuity plans and risk management systems designed to reduce the risks associated with cybersecurity, there are inherent limitations in these plans and systems, including that certain risks could not have been identified, in large part because different or unknown threats could emerge in the future. As such, there is no guarantee that such efforts will succeed, especially because we do not directly control the cybersecurity systems of issuers in which we could invest, trading counterparties or third-party service providers to us. Such entities have experienced cyber-attacks and other attempts to gain unauthorized access to systems from time to time, and there is no guarantee that efforts to prevent or mitigate the effects of such attacks or other attempts to gain unauthorized access will be successful. There is also a risk that cybersecurity breaches could not be detected. There can be no assurance that efforts undertaken by us, Golub Capital or our portfolio companies will be effective, or that we will not suffer losses relating to cyber-attacks on us, our service providers, trading counterparties or our portfolio companies. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, information systems and technology.
Our portfolio companies and obligors also rely on data processing systems and the secure processing, storage, and transmission of information, including payment and health information. A disruption or compromise of those systems could have a material adverse effect on the value of these businesses. Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world, with many having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of us, Golub Capital and of our portfolio companies. We may invest in strategic assets having a national or regional profile, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies or obligors to increase preventative security measures or expand insurance coverage.
Our bylaws provide that the Circuit Court for Baltimore City, Maryland (or, if the Circuit Court for Baltimore City, Maryland does not have jurisdiction, the United States District Court of Maryland, Baltimore Division) is the sole and exclusive forum for certain litigation that could be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for such disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland (or, if the Circuit Court for Baltimore City, Maryland does not have jurisdiction, the United States District Court of Maryland, Baltimore Division) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Corporation to the Company or to the stockholders of the Company, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the Company’s certificate of incorporation or the bylaws or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to claims arising under the federal securities laws. The choice of forum provision could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which could discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we could incur additional costs associated with resolving such action in other jurisdictions.
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
Businesses, including ours, face public scrutiny related to corporate social responsibility activities, which could be considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on corporate social responsibility topics, and the results of these assessments are widely publicized.
Our brand and reputation could be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering corporate social responsibility factors in our investment processes. Adverse incidents with respect to such activities could impact the value of our brand and our relationships with investors, private equity sponsors, or portfolio companies which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of corporate social responsibility topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing will be perceived negatively. “Anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to corporate social responsibility-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose our Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If our Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.
Additionally, state-level, federal and international regulatory initiatives related to corporate responsibility could adversely affect our business. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
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

The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on GC Advisors’ CIO and cybersecurity team to assist with assessing and managing material risks from cybersecurity threats. The Company’s CFO has been responsible for this oversight function as CFO to the Company for over four years and has worked in the financial services industry for more than nineteen years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The Company’s CCO has been responsible for this oversight function since assuming her role as CCO to the Company and has worked in the financial services industry for more than 15 years, during which time the CCO has gained expertise in assessing and managing risk, including those applicable to the Company. The Advisors’ CIO has been responsible for her function for over five years and has worked in the financial services industry for more than sixteen years, during which time the CIO has gained expertise in assessing and managing risk applicable to the Company.

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

Item 4. Mine Safety Disclosure
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

Holders

As of December 4, 2025, we had 9 stockholders of record.

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

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the years ended September 30, 2025 and 2024:

Record Dates	Payment Dates	Per Share	Amount (In thousands)
Fiscal year ended September 30, 2025
October 15, 2024	December 18, 2024	$0.1133	$3,485
November 15, 2024	January 8, 2025	0.1165	3,584
December 13, 2024	February 18, 2025	0.1456	4,478
January 17, 2025	March 18, 2025	0.1059	3,472
February 26, 2025	May 21, 2025	0.1197	3,925
March 17, 2025	May 21, 2025	0.1203	3,947
April 18, 2025	June 17, 2025	0.1047	3,639
May 26, 2025	August 20, 2025	0.1096	3,812
June 20, 2025	August 20, 2025	0.1061	3,687
July 18, 2025	September 17, 2025	0.0987	3,593
August 26, 2025	November 20, 2025	0.1220	4,441
September 15, 2025	November 20, 2025	0.1004	3,657
Total		$1.3628	$45,720

Fiscal year ended September 30, 2024
October 20, 2023	December 28, 2023	$0.1455	$2,284
November 20, 2023	December 28, 2023	0.1619	2,768
December 15, 2023	February 21, 2024	0.1596	2,953
January 19, 2024	March 20, 2024	0.1371	2,948
February 26, 2024	May 22, 2024	0.2181	4,692
March 15, 2024	May 22, 2024	0.2708	6,070
April 19, 2024	June 17, 2024	0.1358	3,283
May 27, 2024	August 21, 2024	0.2292	5,543
June 21, 2024	August 21, 2024	0.1407	3,524
July 19, 2024	September 18, 2024	0.1291	3,470
August 27, 2024	November 19, 2024	0.1225	3,533
September 17, 2024	November 19, 2024	0.1209	3,485
Total		$1.9712	$44,553

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

As of September 30, 2025, our stockholders have subscribed to contribute capital to us of $542.6 million pursuant to the Subscription Agreements of which $542.6 million was called and contributed through September 30, 2025.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $85.0 billion in capital under management(1) as of October 1, 2025, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2025. Under an administrative agreement, or the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2025 and 2024, our portfolio at fair value was comprised of the following:

	As of September 30, 2025		As of September 30, 2024
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$44,960	5.3%	$42,954	6.2%
One stop	770,221	91.1	629,153	91.2
Second lien	6,829	0.8	1,547	0.2
Subordinated debt	1,209	0.1	467	0.1
Equity	22,602	2.7	15,825	2.3
Total	$845,821	100.0%	$689,946	100.0%

(1) “Capital under management” is a gross measure of invested capital including leverage as of October 1, 2025.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2025 and 2024, one stop loans included $82.7 million and $116.3 million, respectively, of recurring revenue loans at fair value.

As of September 30, 2025 and 2024, we had debt and equity investments in 277 and 217 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of both our earning and total portfolio company investments, as well as the total return based on our average net asset value and our net investment income - return on equity, in each case, for the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025	September 30, 2024
Weighted average income yield(1)	10.3%	12.0%
Weighted average investment income yield(2)	10.7%	12.4%
Weighted average income yield of total investments(3)	10.2%	11.9%
Weighted average investment income yield of total investments(4)	10.6%	12.2%
Total return based on average net asset value(5)	9.0%	12.9%
Net investment income - return on equity(6)	9.1%	11.0%

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

As of September 30, 2025, GDLC has earned an inception-to-date internal rate of return, or IRR, of 10.8% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the years ended September 30, 2025 and 2024, GDLC earned a fiscal year-to-date IRR of 9.3% and 14.9%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan (“DRIP”), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On November 20, 2025, we issued 1,618.760 shares through the DRIP.

On November 26, 2025, we entered into an amendment to the DB Credit Facility (as defined in Note 7 of our consolidated financial statements) to among other things, (i) decrease the applicable margin to 1.60% from 2.10% per annum during the DB Credit Facility Revolving Period, (ii) extend the Revolving Period from May 14, 2027 to November 14, 2027 and (iii) extend the maturity date to November 14, 2030, three years from the last day of the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged.

On August 1, 2025 and November 14, 2025, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 15, 2025	December 17, 2025
In an amount (if positive) such that our net asset value as of October 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period October 1, 2025 through October 31, 2025 and the payment of this distribution is $15.00 per share.

November 14, 2025	January 21, 2026
In an amount (if positive) such that our net asset value as of November 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2025 through November 30, 2025 and the payment of this distribution is $15.00 per share.

December 12, 2025	February 18, 2026
In an amount (if positive) such that our net asset value as of December 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2025 through December 31, 2025 and the payment of this distribution is $15.00 per share.

January 16, 2026	March 18, 2026
In an amount (if positive) such that our net asset value as of January 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2026 through January 31, 2026 and the payment of this distribution is $15.00 per share.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2024 and 2023 can be found in our Form 10-K for the fiscal year ended September 30, 2024 located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating results for the years ended September 30, 2025 and 2024 are as follows:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Interest income	$72,967	$57,067	$15,900
Payment-in-kind interest income	4,523	4,565	(42)
Discount Amortization	3,048	1,993	1,055
Non-cash dividend income	1,366	1,171	195
Dividend income	153	—	153
Fee income	567	264	303
Total investment income	82,624	65,060	17,564
Net expenses	36,365	26,993	9,372
Net investment income - before tax	46,259	38,067	8,192
Excise tax	—	91	(91)
Net investment income - after tax	46,259	37,976	8,283
Net realized gain (loss) on investment transactions	(2,909)	743	(3,652)
Net change in unrealized appreciation (depreciation) on investment transactions	2,802	5,834	(3,032)
Net gain (loss) on investment transactions	(107)	44,553	(44,660)
Net realized gain (loss) on extinguishment of debt	(432)	—	(432)
Net increase (decrease) in net assets resulting from operations	$45,720	$44,553	$1,167
Average earning debt investments, at fair value	$761,034	$515,863	$245,171
Average earning preferred equity investments, at fair value	$9,980	$8,359	$1,621

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

Investment Income

Investment income increased from the year ended September 30, 2024 to the year ended September 30, 2025 by $17.6 million, primarily due to (i) an increase in interest income due to an increase in the average earning debt investments balance of $245.2 million and (ii) an increase in discount amortization acceleration and prepayment fee income driven by increased repayments that was partially offset by declining interest base rates.

The income yield by debt security type for the years ended September 30, 2025 and 2024 are as follows:

	Year ended
	September 30, 2025	September 30, 2024
Senior secured	9.8%	11.3%
One stop	10.2%	11.9%
Second lien	13.3%	14.4%
Subordinated debt	11.9%	13.3%

Income yields on senior secured and one stop loans decreased for the year ended September 30, 2025 as compared to the year ended September 30, 2024, primarily due to declining interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 96.9% of our loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2025 and 2024, the weighted average base rate floor of our loans was 0.73% and 0.75%, respectively.

As of September 30, 2025, we have second lien investments in three portfolio companies and subordinated debt investments in seven portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the years ended September 30, 2025 and 2024:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Interest and facility fee expenses	$19,811	$15,571	$4,240
Amortization of debt issuance costs	1,200	915	285
Base management fee, net of waiver	7,894	4,155	3,739
Income incentive fee	5,131	4,262	869
Capital gain incentive fee accrued (reversal) under GAAP	(83)	389	(472)
Professional fees	1,123	728	395
Administrative service fee	1,063	680	383
General and administrative expenses	226	293	(67)
Net expenses	$36,365	$26,993	$9,372
Average debt outstanding	$290,996	$195,699	$95,297

Interest Expense
Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $4.5 million from the year ended September 30, 2024 to the year ended September 30, 2025, primarily due to an increase in average debt outstanding of $95.3 million that was partially offset by decreasing interest base rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the years ended September 30, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the years ended September 30, 2025 and 2024, the effective average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.2% and 8.4%, respectively.

The effective average interest rate decreased from the year ended September 30, 2024 to the year ended September 30, 2025 primarily due to declining interest base rates on our borrowings from our floating rate debt facilities and, to a lesser extent, the termination of our PNC Facility during the three months ended December 31, 2024.

Management Fees

The base management fee, net of waiver, increased for the year ended September 30, 2024 to the year ended September 30, 2025 primarily due to (i) an increase in average gross assets and (ii) certain waivers for the base management fee for certain periods following the initial closing date for the private placement of shares for our common stock where GC Advisors agreed to waive 33.3% of the base management fee for the period from July 1, 2023 through June 30, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $0.9 million from the year ended September 30, 2024 to the year ended September 30, 2025, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven primarily by net funds growth.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 10.0% for each of the years ended September 30, 2025 and 2024.

As of September 30, 2025 and 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of September 30, 2025 and 2024, there was $0.3 million and $0.4 million, respectively, of capital gain incentive fee accrual under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. For the year ended September 30, 2025, we recorded a reversal of the capital gain incentive fee under GAAP of $0.1 million. For the year ended September 30, 2024, the accrual for capital gain incentive fee under GAAP was $0.4 million.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of September 30, 2025 and 2024, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.7 million from the year ended September 30, 2024 to the year ended September 30, 2025, primarily due to higher administrative and professional fees associated with servicing a growing portfolio that was partially offset by a decrease in general and administrative expenses.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2025 and 2024 were $1.2 million and $1.0 million, respectively.

As of September 30, 2025 and 2024, included in accounts payable and other liabilities were $0.4 million and $0.3 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2025 and 2024:

	Year ended		Variances
	September 30, 2025	September 30, 2024	2025 vs. 2024
	(In thousands)
Net realized gain (loss) from investments	$(2,478)	$943	$(3,421)
Net realized gain (loss) from foreign currency transactions	(431)	(200)	(231)
Net realized gain (loss) on investment transactions	$(2,909)	$743	$(3,652)
Unrealized appreciation from investments	$6,247	$8,365	$(2,118)
Unrealized (depreciation) from investments	(4,211)	(2,901)	(1,310)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	766	370	396
Net change in unrealized appreciation (depreciation) on investment transactions	$2,802	$5,834	$(3,032)
Net realized gain (loss) on extinguishment of debt	$(432)	$—	$(432)

During the year ended September 30, 2025, we had a net realized loss on investment transactions of $2.9 million, primarily attributable to (i) realized losses on the restructuring of debt and equity investments of multiple portfolio company investments, (ii) the sale of a portfolio company debt investment and, to a lesser extent, (iii) net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the year ended September 30, 2024, we had a net realized gain on investment transactions of $0.7 million, primarily driven by a realized gain from the sale of a portfolio company equity investment that was partially offset by realized losses on the translation of foreign currency amounts and transactions into U.S. dollars and on the partial redemption of an equity investment.

For the year ended September 30, 2025, we had $6.2 million in unrealized appreciation on 154 portfolio company investments, which was offset by $4.2 million in unrealized depreciation on 140 portfolio company investments. For the year ended September 30, 2024, we had $8.4 million in unrealized appreciation on 166 portfolio company investments, which was offset by $2.9 million in unrealized depreciation on 63 portfolio company investments.

Unrealized appreciation for the year ended September 30, 2025 was primarily due to (i) the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments and (ii) fair valuing recent originations up to or near par. Unrealized appreciation for the year ended September 30, 2024 primarily resulted from improved performance of certain portfolio companies and fair valuing recent originations up to or near par. Unrealized depreciation for the year ended September 30, 2025 primarily resulted from isolated deterioration in the credit performance in (i) a small number of portfolio companies and (ii) portfolio companies that were moved to or on non-accrual status. Unrealized depreciation for the year ended September 30, 2024 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were moved to non-accrual status during the fiscal year.

Liquidity and Capital Resources

For the year ended September 30, 2025, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $0.9 million. During the year, we used $105.9 million in operating activities, primarily as a result of fundings of portfolio investments of $249.8 million, which was partially offset by proceeds from principal payments and sales of portfolio investments of $106.4 million. During the same year, cash provided by financing activities was $106.8 million, primarily driven by borrowings on debt of $461.4 million and proceeds from the issuance of common shares of $84.6 million, that were partially offset by repayments of debt of $393.0 million and distributions paid of $44.5 million.

For the year ended September 30, 2024, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $9.1 million. During the period, we used $323.8 million in operating activities, primarily as a result of fundings of portfolio investments of $383.7 million, which was partially offset by proceeds from principal payments of portfolio investments of $31.6 million. During the same period, cash provided by financing activities was $314.7 million, primarily driven by borrowings on debt of $426.0 million and proceeds from the issuance of common stock of $225.9 million, that were partially offset by repayments of debt of $293.6 million and distributions paid of $41.7 million.

As of September 30, 2025 and 2024, we had $5.2 million and $10.1 million, respectively, of cash and cash equivalents. In addition, as of September 30, 2025 and 2024, we had foreign currencies of $1.6 million and $1.4 million, respectively, restricted cash and cash equivalents of $12.1 million and $8.5 million, respectively, and restricted foreign currencies of $1.8 million and $5 thousand, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of September 30, 2025, we had investor capital subscriptions totaling $542.6 million and no uncalled capital commitments. As of September 30, 2024, we had investor capital subscriptions of $512.6 million, of which $457.9 million had been called and contributed, leaving $54.6 million of uncalled investor capital subscriptions.

Revolving Debt Facilities

DB Credit Facility - On May 14, 2024, we and GDLC Funding II entered into the DB Credit Facility (as defined in Note 7 of our consolidated financial statements). As of September 30, 2025 and 2024, the DB Credit Facility allowed GDLC Funding II to borrow up to $450.0 million and $300.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2025 and 2024, we had $314.9 million and $141.5 million, respectively, outstanding under the DB Credit Facility. As of September 30, 2025 and 2024, subject to leverage and borrowing base restrictions, we had approximately $135.1 million and $158.5 million of remaining commitments, respectively, and $104.1 million and $32.3 million, respectively, of availability on the DB Credit Facility.

Adviser Revolver - As of September 30, 2025 and 2024, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of September 30, 2025 and 2024, we had no outstanding debt under the Adviser Revolver.

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

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of September 30, 2025, our asset coverage for borrowed amounts was 271.0%.

As of September 30, 2025, we had outstanding commitments to fund investments totaling $139.5 million, including $57.1 million of unfunded commitments on revolvers. As of September 30, 2024, we had outstanding commitments to fund investments totaling $151.9 million, including $42.9 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2025 subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings under the DB Credit Facility and the Adviser Revolver as of September 30, 2025 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2025. As of September 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2025 and 2024, we had investments in 277 and 217 portfolio companies, respectively, with a total fair value of $845.8 million and $689.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025		September 30, 2024
	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$9,717	4.0%	$32,529	6.5%
One stop	225,003	91.6	460,929	92.8
Subordinated debt	823	0.3	199	0.0 *
Second lien	5,514	2.2	1,658	0.3
Equity	4,696	1.9	2,181	0.4
Total new investment commitments	$245,753	100.0%	$497,496	100.0%
* Represents an amount less than 0.1%

For the years ended September 30, 2025 and 2024, we had approximately $106.4 million and $31.6 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2025(1)			As of September 30, 2024(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$45,094	$44,607	$44,958	$42,914	$42,313	$42,809
Non-accrual(3)	7	5	2	208	206	145
One stop
Performing	773,840	760,922	770,096	631,061	620,550	627,034
Non-accrual(3)	145	125	125	3,288	3,245	2,119
Second lien
Performing	6,818	6,794	6,829	1,547	1,527	1,547
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt
Performing	1,211	1,184	1,209	481	472	467
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	20,340	22,602	N/A	14,772	15,825
Total	$827,115	$833,977	$845,821	$679,499	$683,085	$689,946

(1)As of September 30, 2025, $136.1 million and $136.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loans to be PIK interest. As of September 30, 2025, less than $0.1 million at both amortized cost and fair value of our loans with a PIK feature were on non-accrual status.
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
As of September 30, 2025, we had loans in two portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value was less than 0.1%. As of September 30, 2024, we had loans in four portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value were 0.5% and 0.3%, respectively, and as a percentage of total debt investments at cost and fair value were 0.5% and 0.3%, respectively. As of September 30, 2025 and 2024, we did not have any preferred equity securities on non-accrual status.

As of September 30, 2025 and 2024, the fair value of our debt investments as a percentage of the outstanding principal value was 99.5% and 99.2%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2025 and 2024:

	Year ended
	September 30, 2025	September 30, 2024
Weighted average rate of new investment fundings	9.4%	10.8%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.1%	5.6%
Weighted average fees of new investment fundings	0.8%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	10.2%	11.2%

As of September 30, 2025, 97.0% and 96.9% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2024, 97.3% and 97.2% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2025 and 2024, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $82.4 million and $75.1 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2025 and 2024:

	As of September 30, 2025		As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$53,996	6.4%	$1,604	0.2%
4	763,080	90.2	662,977	96.1
3	28,707	3.4	23,075	3.4
2	38	0.0 *	2,290	0.3
1	—	—	—	—
Total	$845,821	100.0%	$689,946	100.0%

* Represents an amount less than 0.1%.
The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of September 30, 2025 and 2024:

	Average Price[1]
Category	As of September 30, 2025	As of September 30, 2024
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.7%
Internal Performance Rating 3 (Performing Below Expectations)	93.2	92.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	36.0	64.7
Total	99.5%	99.2%

(1)Includes only debt investments held as of September 30, 2025 and 2024. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, chief executive officer of GC Advisors and an interested director of Golub Capital Direct Lending Corporation, and Mr. David Golub, our president and chief executive officer, and chairman, are managers of GC Advisors, and each of Messrs. Lawrence Golub and David Golub own an indirect pecuniary interest in GC Advisors.
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
•As of September 30, 2025, GGP Class B-P, LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $102.0 million. As of September 30, 2025, we have issued 6,806,927.360 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102.0 million. We have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•As of September 30, 2025, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors, has an aggregate commitment to us of $300.0 million. As of September 30, 2025, we have issued 20,007,020.321 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate capital contributions totaling $300.0 million.
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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2025 and 2024 were valued using Level 3 inputs. As of both September 30, 2025 and 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

Non-accrual Investments: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans as of September 30, 2025 and 2024, was $0.1 million and $2.3 million, respectively. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of September 30, 2025 and 2024.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2025, we did not record any U.S. federal excise tax. For the years ended September 30, 2024 and 2023, we recorded $91,000 and $143,000, respectively, for U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2025 and 2024, the weighted average floor on loans subject to floating interest rates was 0.73% and 0.75%, respectively. In addition, the DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 2.10% as of September 30, 2025. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2025 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(16,127)	$(6,297)	$(9,830)
Down 150 basis points	(12,129)	(4,723)	(7,406)
Down 100 basis points	(8,103)	(3,149)	(4,954)
Down 50 basis points	(4,053)	(1,574)	(2,479)
Up 50 basis points	4,053	1,574	2,479
Up 100 basis points	8,107	3,149	4,958
Up 150 basis points	12,160	4,723	7,437
Up 200 basis points	16,213	6,297	9,916

(1)Assumes applicable three-month base rate as of September 30, 2025, with the exception of SONIA and Prime that utilize the September 30, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, DB Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Management assessed the effectiveness of GDLC’s internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2025, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital Direct Lending Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital Direct Lending Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2025 and 2024, by correspondence with custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Chicago, Illinois
December 4, 2025

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2025	September 30, 2024
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $833,977 and $683,085, respectively)	$845,821	$689,946
Cash and cash equivalents	5,223	10,147
Foreign currencies (cost of $1,573 and $1,410, respectively)	1,564	1,423
Restricted cash and cash equivalents	12,137	8,545
Restricted foreign currencies (cost of $1,813 and $4, respectively)	1,820	5
Interest receivable	8,843	8,191
Receivable for investments	877	1,225
Other assets	37	26
Total Assets	$876,322	$719,508
Liabilities
Debt	$314,868	$244,053
Less unamortized debt issuance costs	(2,084)	(1,933)
Debt less unamortized debt issuance costs	312,784	242,120
Interest payable	4,557	4,926
Distributions payable	8,098	7,018
Management and income incentive fees payable	3,473	2,909
Accrued trustee fees	39	55
Accounts payable and other liabilities	1,149	1,017
Total Liabilities	330,100	258,045
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and 2024	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 36,414,793.025 and 30,764,173.550 shares issued and outstanding as of September 30, 2025 and 2024, respectively	36	31
Paid in capital in excess of par	545,343	460,589
Distributable earnings (losses)	843	843
Total Net Assets	546,222	461,463
Total Liabilities and Total Net Assets	$876,322	$719,508
Number of common shares outstanding	36,414,793.025	30,764,173.550
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30,
	2025	2024	2023
Investment income
Interest income	$76,015	$59,060	$26,431
Payment-in-kind interest income	4,523	4,565	2,089
Dividend income	1,519	1,171	960
Fee income	567	264	66
Total investment income	82,624	65,060	29,546
Expenses
Interest and other debt financing expenses	21,011	16,486	6,496
Base management fee	7,894	5,389	2,587
Incentive fee	5,048	4,651	2,045
Professional fees	1,123	728	880
Administrative service fee	1,063	680	343
General and administrative expenses	226	293	129
Total expenses	36,365	28,227	12,480
Base management fee waived (Note 4)	—	(1,234)	(1,482)
Net expenses	36,365	26,993	10,998
Net investment income - before tax	46,259	38,067	18,548
Excise and income taxes	—	91	143
Net investment income - after tax	46,259	37,976	18,405
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(2,478)	943	27
Foreign currency transactions	(431)	(200)	183
Net realized gain (loss) on investment transactions	(2,909)	743	210
Net change in unrealized appreciation (depreciation) from:
Investments	2,036	5,464	691
Translation of assets and liabilities in foreign currencies	766	370	(153)
Net change in unrealized appreciation (depreciation) on investment transactions	2,802	5,834	538
Net gain (loss) on investment transactions	(107)	6,577	748
Net realized gain (loss) on extinguishment of debt	(432)	—	—
Net increase (decrease) in net assets resulting from operations	$45,720	$44,553	$19,153
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 12)	$1.35	$1.93	$1.74
Basic and diluted weighted average common shares outstanding (Note 12)	33,843,547	23,046,330	10,992,747

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par		Distributable Earnings (Losses)		Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	9,066,482.048	$9	$135,669		$275		$135,953
Issuance of common stock	6,420,624.600	7	96,303		—		96,310
Net increase (decrease) in net assets resulting from operations:							—
Net investment income after taxes	—	—	—		18,405		18,405
Net realized gain (loss) on investment transactions	—	—	—		210		210
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—		538		538
Distributions to stockholders:							—
Stock issued in connection with dividend reinvestment plan	215,533.238	—	3,233		—		3,233
Distributions from distributable earnings (losses)	—	—	—		(14,994)		(14,994)
Distributions declared and payable	—	—	—		(4,115)		(4,115)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(336)		336		—
Total increase (decrease) for the year ended September 30, 2023	6,636,157.838	7	99,200		380		99,587
Balance at September 30, 2023	15,702,639.886	16	234,869		655		235,540
Issuance of common stock	15,061,533.664	15	225,908		—		225,923
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—		37,976		37,976
Net realized gain (loss) on investment transactions	—	—	—		743		743
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—		5,834		5,834
Distributions to stockholders:
Distributions from distributable earnings (losses)	—	—	—		(37,535)		(37,535)
Distributions declared and payable	—	—	—		(7,018)		(7,018)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(188)		188		—
Total increase (decrease) for the year ended September 30, 2024	15,061,533.664	15	225,720		188		225,923
Balance at September 30, 2024	30,764,173.550	31	460,589		843		461,463
Issuance of common stock	5,642,666.666	5	84,635		—		84,640
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—		46,259		46,259
Net realized gain (loss) on investment transactions	—	—	—		(2,909)		(2,909)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—		2,802		2,802
Net realized gain (loss) on extinguishment of debt	—	—	—		(432)		(432)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	7,952.809	—	119		—		119
Distributions from distributable earnings (losses)	—	—	—		(37,622)		(37,622)
Distributions declared and payable	—	—	—		(8,098)		(8,098)
Tax reclassification of stockholders equity in accordance with generally accepted accounting principles	—	—	(0)	*	0	*	—
Total increase (decrease) for the year ended September 30, 2025	5,650,619.475	5	84,754		—		84,759
Balance at September 30, 2025	36,414,793.025	$36	$545,343		$843		$546,222

*Represents an amount less than $1.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30,
	2025	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$45,720	$44,553	$19,153
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,200	915	389
Amortization of deferred offering costs	—	96	130
Accretion of discounts and amortization of premiums	(3,048)	(1,993)	(817)
Net realized (gain) loss on investments	2,478	(943)	(27)
Net realized (gain) loss on foreign currency transactions	431	200	(183)
Net realized (gain) loss on extinguishment of debt	432	—	—
Net change in unrealized (appreciation) depreciation on investments	(2,036)	(5,464)	(691)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(766)	(370)	153
Proceeds from (fundings of) revolving loans, net	(1,525)	(905)	(537)
Fundings of investments	(249,752)	(383,656)	(118,561)
Proceeds from principal payments and sales of portfolio investments	106,394	31,585	6,049
Payment-in-kind interest capitalized	(4,523)	(4,577)	(2,110)
Non-cash dividends capitalized	(1,366)	(1,171)	(956)
Proceeds from non-cash dividends	421	—	32
Changes in operating assets and liabilities:
Interest receivable	(652)	(6,312)	(824)
Receivable for investments	348	(1,225)	—
Other assets	(11)	(11)	15
Interest payable	(369)	3,135	1,156
Management and income incentive fees payable	564	1,838	1,071
Accrued trustee fees	(16)	38	(8)
Accounts payable and other liabilities	132	491	401
Net cash provided by (used in) operating activities	(105,944)	(323,776)	(96,165)
Cash flows from financing activities
Borrowings on debt	461,410	425,975	76,031
Repayments of debt	(393,039)	(293,628)	(40,887)
Capitalized debt issuance costs	(1,658)	(1,958)	(647)
Proceeds from issuance of common shares	84,640	225,923	96,310
Distributions paid	(44,521)	(41,650)	(11,761)
Net cash provided by (used in) financing activities	106,832	314,662	119,046
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	888	(9,114)	22,881
Effect of foreign currency exchange rates	(264)	193	87
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	20,120	29,041	6,073
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$20,744	$20,120	$29,041
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,180	$12,436	$4,950
Distributions declared for the period	45,720	44,553	19,109
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$119	$—	$3,233
Change in distributions payable	1,080	2,903	4,115

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2025	September 30, 2024
Cash and cash equivalents	$5,223	$10,147
Foreign currencies (cost of $1,573 and $1,410, respectively)	1,564	1,423
Restricted cash and cash equivalents	12,137	8,545
Restricted foreign currencies (cost of $1,813 and $4, respectively)	1,820	5
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$20,744	$20,120
(1) See Note 2 for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.00%				02/2029	$7,542	$7,412	1.4%	$7,504
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
PPW Aero Buyer, Inc.	One stop				N/A(6)				02/2029	—	—	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(i)	9.00%				02/2029	48	48	—	48
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.00%				02/2029	518	516	0.1	516
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.00%				09/2031	50	50	—	50
PPW Aero Buyer, Inc.	One stop				N/A(6)				09/2031	—	—	—	—
Titan BW Borrower L.P.^(25)	One stop	SF +	5.26%	(i)	6.58%	cash/	2.88%	PIK	07/2032	1,171	1,160	0.2	1,160
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(2)	—	(2)
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
										9,329	9,183	1.7	9,275
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(i)	9.00%				11/2031	4,380	4,301	0.8	4,336
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(i)	9.20%				11/2031	277	271	0.1	273
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(i)	9.00%				11/2031	855	847	0.2	847
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(1)
										5,512	5,418	1.1	5,455
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(j)	8.62%				11/2030	443	439	0.1	439
Arnott, LLC	One stop	SF +	4.75%	(j)	8.74%				11/2030	33	32	—	32
Collision SP Subco, LLC^	One stop	SF +	4.75%	(i)	9.06%				01/2030	3,386	3,337	0.6	3,386
Collision SP Subco, LLC	One stop	SF +	4.75%	(i)(j)	9.00%				01/2030	1,807	1,793	0.3	1,807
Collision SP Subco, LLC	One stop	SF +	4.75%	(i)	8.95%				01/2030	81	73	—	81
Collision SP Subco, LLC^	One stop	SF +	4.75%	(i)	9.04%				01/2030	23	22	—	23
Collision SP Subco, LLC(5)	One stop				N/A(6)				01/2030	—	(3)	—	—
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	8.97%				08/2027	269	268	—	231
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	8.96%				08/2027	54	54	—	47
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	8.78%				08/2027	93	93	—	80
OEConnection, LLC^	One stop	SF +	5.25%	(h)	9.41%				04/2031	5,700	5,655	1.1	5,719
OEConnection, LLC	One stop	SF +	5.25%	(h)	9.41%				04/2031	995	986	0.2	998
OEConnection, LLC(5)	One stop				N/A(6)				04/2031	—	(5)	—	2
OEConnection, LLC(5)	One stop				N/A(6)				04/2031	—	(3)	—	2
										12,884	12,741	2.3	12,847
Automobiles
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(h)(i)	9.32%				06/2030	2,665	2,635	0.5	2,665
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(i)	9.90%				06/2030	118	114	—	118
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(i)	10.75%	cash/	2.00%	PIK	07/2027	1,863	1,850	0.3	1,863
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(h)	10.91%	cash/	2.00%	PIK	07/2026	402	400	0.1	402
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%				12/2028	1,447	1,438	0.3	1,447
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%				12/2028	864	859	0.2	864
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%				12/2028	259	257	0.1	259
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%				12/2028	157	156	—	157
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%				12/2028	149	148	—	149
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%				12/2028	130	129	—	130
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%				12/2028	107	107	—	107
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%				12/2028	104	104	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%				12/2028	104	104	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%				12/2028	86	85	—	86
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%				12/2028	80	79	—	80
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC(5)	One stop				N/A(6)		12/2028	$—	$(37)	—%	$—
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.41%		12/2028	22	21	—	22
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.41%		12/2028	18	18	—	18
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.41%		12/2028	11	11	—	11
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.41%		12/2028	5	5	—	5
Denali Midco 2, LLC(5)	One stop				N/A(6)		12/2028	—	(2)	—	—
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.41%		12/2028	25	25	—	25
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%		12/2028	2,119	2,106	0.4	2,119
Denali Midco 2, LLC(25)	Second lien	N/A			13.00%	PIK	12/2029	3,595	3,591	0.7	3,595
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	9.25%		12/2029	273	269	0.1	273
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	9.25%		12/2029	57	56	—	57
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.24%		12/2029	3	2	—	3
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.25%		12/2029	48	47	—	48
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	9.00%		07/2029	138	137	—	138
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	9.03%		07/2029	155	153	—	155
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(i)	9.00%		07/2029	10,234	10,169	1.9	10,234
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	9.24%		07/2029	116	114	—	116
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.65%		11/2027	5,108	5,053	0.9	5,057
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.65%		11/2027	3,897	3,861	0.7	3,858
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.65%		11/2027	224	223	—	222
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.64%		11/2027	130	128	—	127
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.65%		11/2027	121	121	—	120
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.65%		11/2027	271	270	0.1	269
POY Holdings, LLC	One stop				N/A(6)		11/2027	—	—	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.65%		11/2027	364	362	0.1	360
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.64%		11/2027	20	20	—	20
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	8.91%		06/2031	601	597	0.1	601
Quick Quack Car Wash Holdings, LLC	One stop				N/A(6)		06/2031	—	—	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		8.91%		06/2031	34	33	—	34
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(h)	8.91%		06/2031	128	125	—	128
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(h)	8.91%		06/2031	16	16	—	16
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(i)	9.50%		12/2029	6,072	6,006	1.1	6,072
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.50%		12/2029	251	237	0.1	251
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.79%		12/2029	1,682	1,666	0.3	1,682
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(i)	9.31%		12/2029	1	—	—	1
Yorkshire Parent, Inc.^	One stop	SF +	5.00%	(i)	9.31%		12/2029	42	42	—	42
								44,316	43,910	8.0	44,214
Banks
Empyrean Solutions, LLC	One stop	SF +	4.50%	(i)	8.50%		11/2031	516	514	0.1	516
Empyrean Solutions, LLC	One stop				N/A(6)		11/2031	—	—	—	—
Empyrean Solutions, LLC(5)	One stop				N/A(6)		11/2031	—	(1)	—	—
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(i)	9.31%		12/2029	1,328	1,317	0.2	1,328
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.32%		12/2029	1,271	1,259	0.2	1,271
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.31%		12/2029	106	105	—	106
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.32%		12/2029	15	12	—	15
								3,236	3,206	0.5	3,236
Beverages
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(i)	8.75%		06/2030	2,777	2,741	0.5	2,777
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(i)	8.75%		06/2030	844	842	0.2	844
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(i)	8.75%		06/2030	1,146	1,135	0.2	1,146
Financial Information Technologies, LLC(5)	One stop				N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop				N/A(6)		06/2030	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)				02/2032	$—	$(4)	—%	$—
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	—
Spindrift Beverage Co. Inc.^	One stop	SF +	5.00%	(i)	9.29%				02/2032	1,652	1,634	0.3	1,652
										6,419	6,345	1.2	6,419
Building Products
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(i)	9.40%				11/2028	3,789	3,772	0.7	3,789
BECO Holding Company, Inc.(5)	One stop				N/A(6)				11/2027	—	(2)	—	—
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(i)	9.40%				11/2028	168	167	—	168
BECO Holding Company, Inc.(5)	One stop				N/A(6)				11/2028	—	(3)	—	—
										3,957	3,934	0.7	3,957
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(i)	8.75%				01/2031	4,822	4,778	0.9	4,822
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(i)	8.75%				01/2031	183	175	—	183
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(i)	8.75%				01/2031	1,622	1,608	0.3	1,622
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(i)	8.75%				01/2031	830	825	0.2	830
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(i)	8.75%				01/2031	50	50	—	50
										7,507	7,436	1.4	7,507
Chemicals
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	—
AP Adhesives Holdings, LLC	One stop				N/A(6)				04/2031	—	—	—	—
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(i)	8.80%				04/2032	533	531	0.1	533
JSG II, Inc. and Checkers USA, Inc.^	One stop	SF +	4.50%	(h)	8.66%				09/2032	717	713	0.1	713
JSG II, Inc. and Checkers USA, Inc.	One stop	SF +	4.50%	(h)	8.66%				09/2032	7	6	—	6
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)				09/2032	—	—	—	(1)
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(h)	8.91%				03/2029	338	335	0.1	338
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	8.90%				03/2029	22	21	—	22
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(h)	8.91%				03/2029	105	103	—	105
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.75%	(d)	5.87%	cash/	3.00%	PIK	09/2028	2,234	2,186	0.4	2,123
PHM NL SP Bidco B.V.(8)(10)(25)	One stop	SF +	6.75%	(g)	8.12%	cash/	3.00%	PIK	09/2028	827	821	0.1	786
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	SN +	6.75%	(f)	7.72%	cash/	3.00%	PIK	09/2028	478	469	0.1	454
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.75%	(d)	5.80%	cash/	3.00%	PIK	09/2028	233	223	—	221
										5,494	5,407	0.9	5,300
Commercial Services & Supplies
BradyIFS Holdings, LLC	One stop	SF +	5.00%	(i)	9.25%				10/2029	74	71	—	74
BradyIFS Holdings, LLC^	One stop	SF +	5.00%	(i)	9.31%				10/2029	7,660	7,543	1.4	7,660
CI (Quercus) Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	9.02%				06/2031	1,530	1,519	0.3	1,530
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.00%	(i)	9.00%				06/2031	11	(1)	—	11
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	9.00%				06/2031	5	3	—	5
CI (Quercus) Intermediate Holdings, LLC(5)	One stop				N/A(6)				06/2031	—	(4)	—	—
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(i)	9.33%				01/2031	6,266	6,211	1.1	6,234
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(i)	9.22%				01/2031	2,040	2,022	0.4	2,030
CHA Vision Holdings, Inc.(5)	One stop				N/A(6)				01/2030	—	(4)	—	(3)
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(i)	9.00%				01/2031	50	50	—	50
CHA Vision Holdings, Inc.	One stop				N/A(6)				01/2031	—	—	—	—
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(i)	9.31%				09/2030	836	817	0.2	836
Kleinfelder Intermediate, LLC	One stop	P +	4.00%	(a)	11.25%				09/2028	21	19	—	21
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(i)	9.31%				09/2030	91	90	—	91
North Haven Stack Buyer, LLC^	One stop	SF +	4.75%	(i)	8.95%				07/2027	2,520	2,514	0.5	2,520
North Haven Stack Buyer, LLC(25)	Second lien	N/A			9.75%	cash/	2.50%	PIK	01/2028	2,269	2,262	0.4	2,269
Profile Products LLC	One stop	SF +	5.50%	(i)	9.92%				11/2027	347	345	0.1	347
Profile Products LLC	One stop	SF +	5.50%	(i)	9.92%				11/2027	70	70	—	70
Profile Products LLC	One stop	P +	4.50%	(a)	11.75%				11/2027	36	36	—	36
Profile Products LLC	One stop	P +	4.50%	(a)	11.75%				11/2027	2	2	—	2
PSC Parent, Inc.	One stop	SF +	5.00%		9.17%				04/2031	49	48	—	49
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PSC Parent, Inc.	One stop	SF +	5.00%		9.16%		04/2031	$73	$73	—%	$73
PSC Parent, Inc.	One stop	SF +	5.00%	(h)	9.16%		04/2030	27	27	—	27
PSC Parent, Inc.^	One stop	SF +	5.00%	(h)	9.15%		04/2031	438	435	0.1	438
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	9.50%		03/2029	8,321	8,253	1.5	8,321
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	9.50%		03/2029	300	295	0.1	300
Radwell Parent, LLC	One stop	SF +	5.50%	(i)	9.50%		03/2029	78	73	—	78
WRE Holding Corp.(5)	One stop				N/A(6)		07/2030	—	(6)	—	—
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	8.87%		07/2031	4,858	4,818	0.9	4,858
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.17%		07/2031	87	87	—	87
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.14%		07/2031	533	531	0.1	533
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.13%		07/2031	321	320	0.1	321
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.12%		07/2031	250	249	0.1	250
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.30%		07/2031	89	89	—	89
WRE Holding Corp.	One stop	SF +	5.00%	(i)	9.23%		07/2031	55	55	—	55
								39,307	38,912	7.3	39,262
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop				N/A(6)		05/2031	—	(1)	—	—
Consor Intermediate II, LLC	One stop				N/A(6)		05/2031	—	—	—	—
Consor Intermediate II, LLC^	One stop	SF +	4.75%	(h)(i)	8.75%		05/2031	443	441	0.1	443
DCCM, LLC^	One stop	SF +	4.75%	(h)	8.91%		06/2032	474	472	0.1	474
DCCM, LLC	One stop				N/A(6)		06/2032	—	—	—	—
DCCM, LLC(5)	One stop				N/A(6)		06/2032	—	(1)	—	—
Royal Holdco Corporation	One stop	SF +	4.50%	(i)	8.50%		12/2030	20	19	—	20
Royal Holdco Corporation	One stop	SF +	4.50%	(i)	8.67%		12/2030	40	39	—	40
Royal Holdco Corporation^	One stop	SF +	4.50%	(i)	8.62%		12/2030	556	551	0.1	556
								1,533	1,520	0.3	1,533
Containers & Packaging
Chase Intermediate^	One stop	SF +	4.75%	(i)	9.06%		10/2028	4,010	3,993	0.7	4,010
Chase Intermediate	One stop	SF +	4.75%	(h)(i)	8.97%		10/2028	100	98	—	100
Chase Intermediate	One stop	SF +	4.75%	(i)	9.06%		10/2028	201	199	—	201
Chase Intermediate	One stop	SF +	4.75%	(i)	9.06%		10/2028	55	51	—	55
Fortis Solutions Group, LLC^	One stop	SF +	5.50%	(i)	9.60%		10/2028	2,118	2,103	0.4	2,118
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	9.60%		10/2028	142	141	—	142
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	9.60%		10/2028	5	3	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	9.60%		10/2027	76	73	—	76
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.75%	(i)	9.06%		07/2032	489	488	0.1	489
Packaging Coordinators Midco, Inc.	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)		07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)		07/2032	—	—	—	—
								7,196	7,149	1.2	7,196
Diversified Consumer Services
ABC Legal Holdings, LLC^	One stop	SF +	4.50%	(h)	8.65%		08/2032	668	665	0.1	662
ABC Legal Holdings, LLC(5)	One stop				N/A(6)		08/2032	—	(1)	—	(1)
ABC Legal Holdings, LLC(5)	One stop				N/A(6)		08/2032	—	(1)	—	(2)
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.25%		05/2030	77	73	—	45
Any Hour, LLC(25)	One stop	N/A			13.00%	PIK	05/2031	996	982	0.2	946
Any Hour, LLC	One stop	SF +	5.25%	(i)	9.30%		05/2030	250	245	—	234
Any Hour, LLC^	One stop	SF +	5.25%	(i)	9.25%		05/2030	2,729	2,698	0.5	2,620
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.17%		10/2030	50	50	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.20%		10/2030	2,039	1,998	0.4	2,039
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Apex Service Partners, LLC(5)	One stop				N/A(6)		10/2029	$—	$(21)	—%	$—
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.20%		10/2030	8,566	8,384	1.6	8,566
Apex Service Partners, LLC^	One stop	SF +	5.00%	(i)	9.31%		10/2030	50	49	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(i)	9.21%		10/2030	28	28	—	28
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(i)	8.50%		05/2030	136	135	—	136
CHVAC Services Investment, LLC	One stop				N/A(6)		05/2030	—	—	—	—
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(i)	8.50%		05/2030	523	516	0.1	523
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(i)	8.50%		05/2030	6	2	—	6
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(i)	9.47%		07/2027	3,914	3,877	0.7	3,914
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(i)	9.44%		07/2027	2,963	2,935	0.5	2,963
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(i)	9.42%		07/2027	2,607	2,582	0.5	2,607
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	141	140	—	141
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	95	95	—	95
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	93	91	—	93
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.56%		07/2027	85	84	—	85
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	61	61	—	61
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	9.55%		07/2027	43	43	—	43
COP Hometown Acquisitions, Inc.	Senior secured				N/A(6)		07/2027	—	—	—	—
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(i)	9.54%		07/2027	50	49	—	50
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	10.55%		12/2027	523	521	0.1	518
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	10.55%		12/2027	25	24	—	24
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	9.65%		07/2029	356	352	0.1	356
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.65%		07/2029	7	7	—	7
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	9.65%		07/2029	103	102	—	103
FPG Intermediate Holdco, LLC(25)	One stop	SF +	5.00%	(i)	9.32%	PIK	06/2029	72	72	—	72
FPG Intermediate Holdco, LLC	One stop	SF +	5.00%	(i)	9.21%		06/2029	83	83	—	83
FPG Intermediate Holdco, LLC(25)	One stop	SF +	6.75%	(i)	11.05%	PIK	06/2029	42	42	—	42
FPG Intermediate Holdco, LLC(25)	Senior secured	SF +	5.00%	(i)	9.32%	PIK	06/2029	364	343	0.1	335
FPG Intermediate Holdco, LLC(7)(25)	One stop	SF +	5.00%	(i)	9.32%	PIK	06/2029	145	125	—	125
FSS Buyer LLC	One stop	SF +	4.50%	(h)	8.66%		08/2031	274	270	0.1	274
FSS Buyer LLC	One stop				N/A(6)		08/2030	—	—	—	—
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(i)	9.45%		06/2029	428	423	0.1	428
HS Spa Holdings, Inc.	One stop	P +	4.25%	(a)	11.50%		06/2028	13	13	—	13
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(i)	9.56%		06/2029	207	206	—	207
Kodiak Buyer, LLC^	One stop	SF +	4.50%	(i)	8.50%		07/2032	491	489	0.1	489
Kodiak Buyer, LLC(5)	One stop				N/A(6)		07/2032	—	(1)	—	(1)
Kodiak Buyer, LLC(5)	One stop				N/A(6)		07/2032	—	(1)	—	(1)
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.25%		05/2028	4	4	—	4
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.16%		05/2028	169	169	—	169
Litera Bidco, LLC	One stop				N/A(6)		05/2028	—	—	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	9.16%		05/2028	424	423	0.1	424
Mario Purchaser, LLC^	One stop	SF +	5.75%	(h)	10.01%		04/2029	410	406	0.1	393
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.01%		04/2029	531	525	0.1	510
Mario Purchaser, LLC(25)	One stop	SF +	10.75%		15.01%	PIK	04/2032	306	303	0.1	300
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.01%		04/2028	16	16	—	15
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.01%		04/2029	69	68	—	66
NSG Buyer, Inc. ^	One stop	SF +	5.00%	(i)	9.00%		11/2029	9,247	9,103	1.7	9,247
NSG Buyer, Inc.	One stop	SF +	5.00%	(i)	9.00%		11/2028	78	64	—	78
NSG Buyer, Inc.	One stop				N/A(6)		11/2029	—	—	—	—
RW AM Holdco LLC^	One stop	SF +	5.25%	(i)	9.35%		04/2028	887	888	0.1	683
RW AM Holdco LLC(5)	One stop				N/A(6)		04/2028	—	—	—	(14)
Salisbury House, LLC	One stop	SF +	5.00%	(i)	9.16%		08/2032	17	17	—	16
Salisbury House, LLC^	One stop	SF +	5.00%	(h)	9.16%		08/2032	749	745	0.1	742
Salisbury House, LLC(5)	One stop				N/A(6)		08/2032	—	(1)	—	(2)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Severin Acquisition, LLC^(25)	One stop	SF +	5.00%	(h)	6.91%	cash/	2.25%	PIK	10/2031	$3,169	$3,142	0.6%	$3,137
Severin Acquisition, LLC(5)	One stop				N/A(6)				10/2031	—	(3)	—	(4)
Severin Acquisition, LLC(25)	One stop	SF +	5.00%	(h)	6.91%	cash/	2.25%	PIK	10/2031	111	108	—	104
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(i)	8.50%				02/2031	674	669	0.1	674
Stellar Brands, LLC	Senior secured				N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(j)	9.41%				12/2030	8,989	8,922	1.7	8,989
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(8)	—	—
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(4)	—	—
										55,153	54,385	9.9	54,559
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(4)	—	—
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(h)	8.91%				06/2031	1,747	1,728	0.3	1,751
Baker Tilly Advisory Group, LP^	One stop	SF +	4.50%	(h)	8.66%				06/2031	475	473	0.1	475
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2031	—	(1)	—	—
Banker's Toolbox, Inc.^	One stop	SF +	4.50%	(h)	8.66%				07/2027	1,344	1,336	0.2	1,334
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2027	—	—	—	(1)
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(25)	Subordinated debt	E +	7.50%	(d)	9.58%	PIK			07/2032	120	110	—	120
Ceres Groupe SAS & Ceres PikCo^(8)(9)(20)	One stop	E +	4.50%	(d)	6.58%				07/2031	508	465	0.1	508
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	4.50%	(d)	6.76%				07/2031	72	65	—	72
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.(8)(9)(14)(25)	One stop	SN +	5.75%	(f)	9.47%	cash/	0.25%	PIK	12/2030	29	22	—	29
Corsair Blade IV S.A R.L.(8)(14)(25)	One stop	SF +	5.75%	(i)	9.75%	cash/	0.25%	PIK	12/2030	91	91	—	91
Deerfield Dakota Holding, LLC(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
Deerfield Dakota Holding, LLC^(25)	One stop	SF +	5.75%	(i)	7.06%	cash/	2.75%	PIK	09/2032	914	905	0.2	905
Equity Methods, LLC^	One stop	SF +	4.75%	(i)	8.75%				04/2032	1,847	1,838	0.3	1,847
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(2)	—	—
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(2)	—	—
Finastra USA, Inc.^(8)(10)	One stop	SF +	7.25%	(i)	11.29%				09/2029	1,366	1,366	0.3	1,366
Flash Topco, Inc.	One stop	SF +	5.75%	(i)	10.16%				10/2028	920	916	0.2	911
Flash Topco, Inc.	One stop	SF +	6.50%	(i)	10.80%				10/2028	64	64	—	64
Flash Topco, Inc.^	One stop	SF +	5.75%	(i)	10.06%				10/2028	319	318	0.1	316
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(h)	8.67%				11/2028	1,582	1,574	0.3	1,582
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(h)	8.91%				11/2028	376	374	0.1	376
Medlar Bidco Limited(8)(9)(21)	One stop	SN +	5.00%	(f)	8.97%				05/2032	2,037	2,001	0.4	2,037
Medlar Bidco Limited(8)(9)(21)	One stop	E +	5.00%	(c)	6.97%				05/2032	2,535	2,426	0.5	2,535
Medlar Bidco Limited(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(4)	—	—
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(i)	8.79%				10/2028	253	253	0.1	253
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(i)	8.79%				10/2028	351	350	0.1	351
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(h)(i)	8.78%				10/2028	122	120	—	122
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
										17,072	16,780	3.3	17,043
Electric Utilities
Smart Energy Systems, Inc.(25)	One stop	SF +	7.50%	(i)(j)	7.88%	cash/	3.75%	PIK	01/2030	67	66	—	65
Smart Energy Systems, Inc.^(25)	One stop	SF +	7.50%	(i)	8.04%	cash/	3.75%	PIK	01/2030	606	594	0.1	594
										673	660	0.1	659
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(i)	8.75%				12/2030	247	243	0.1	247
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(h)(i)	9.67%				12/2030	7	6	—	7
Wildcat TopCo, Inc.^	One stop	SF +	4.75%	(h)	8.91%				11/2031	2,181	2,162	0.4	2,181
Wildcat TopCo, Inc.	One stop	P +	3.75%	(a)	11.00%				11/2031	10	7	—	10
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	—
										2,445	2,416	0.5	2,445
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(h)	9.26%				11/2028	$2,197	$2,131	0.4%	$2,197
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
										2,197	2,130	0.4	2,197
Food & Staples Retailing
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(i)	5.15%	cash/	5.25%	PIK	12/2028	412	410	0.1	329
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(i)	5.15%	cash/	5.25%	PIK	12/2028	79	78	—	61
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(i)	5.15%	cash/	5.25%	PIK	12/2028	11	11	—	9
Wineshipping.com LLC(5)	One stop				N/A(6)				12/2028	—	—	—	(10)
										502	499	0.1	389
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(i)	10.00%				10/2030	6,990	6,914	1.3	6,990
Blast Bidco Inc.(5)	One stop				N/A(6)				10/2029	—	(8)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(i)(j)	9.19%				08/2030	1,140	1,131	0.2	1,140
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	—
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	10.40%				07/2027	544	543	0.1	544
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	10.52%				07/2027	127	126	—	127
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	SN +	4.75%	(f)	8.72%				08/2032	703	696	0.1	699
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	A +	4.75%	(e)	8.35%				08/2032	155	152	—	154
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	E +	4.75%	(c)	6.82%				08/2032	152	150	—	151
Wizard Bidco Limited^(8)(10)	One stop	SF +	6.50%	(i)	10.50%				03/2029	650	642	0.1	650
Wizard Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.50%	(f)	7.97%	cash/	1.50%	PIK	03/2029	419	408	0.1	419
Wizard Bidco Limited^(8)(9)(10)	One stop	SN +	6.50%	(f)	10.47%				03/2029	239	217	0.1	239
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	9.22%				09/2028	55	50	—	55
Zullas, L.C.	One stop	SF +	4.75%	(h)	8.91%				06/2031	19	19	—	19
Zullas, L.C.^	One stop	SF +	4.75%	(h)	8.91%				06/2031	351	349	0.1	351
Zullas, L.C.(5)	One stop				N/A(6)				06/2031	—	(2)	—	—
										11,544	11,386	2.1	11,538
Healthcare Equipment & Supplies
Belmont Instrument, LLC^	One stop	SF +	5.25%	(i)	9.25%				08/2028	1,851	1,829	0.3	1,851
Belmont Instrument, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Centegix Intermediate II, LLC^	One stop	SF +	5.50%	(i)	9.69%				08/2032	680	677	0.1	677
Centegix Intermediate II, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
Centegix Intermediate II, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)	9.70%				06/2031	3,645	3,616	0.7	3,645
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				05/2030	—	(3)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(i)	9.51%				06/2031	705	694	0.1	705
Isto Group, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Isto Group, Inc.^	One stop	SF +	4.75%	(i)	8.77%				09/2032	471	468	0.1	468
Isto Group, Inc.(5)	One stop				N/A(6)				09/2032	—	(2)	—	(2)
RTI Surgical, Inc.(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
RTI Surgical, Inc.^	One stop	SF +	4.75%	(i)	8.75%				09/2032	833	829	0.2	829
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(h)	8.66%				12/2029	744	742	0.1	744
TIDI Legacy Products, Inc.	One stop				N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.	One stop				N/A(6)				12/2029	—	—	—	—
YI, LLC^	One stop	SF +	5.75%	(h)	9.90%				12/2029	2,901	2,860	0.5	2,872
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(8)	—	(6)
										11,830	11,698	2.1	11,780
Healthcare Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.51%				12/2027	932	928	0.2	934
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.51%				12/2027	331	329	0.1	331
AAH TOPCO, LLC (25)	Subordinated debt	N/A			11.50%	PIK			12/2031	242	240	0.1	240
AAH TOPCO, LLC	One stop				N/A(6)				12/2027	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	9.51%		12/2027	$3,964	$3,943	0.7%	$3,974
AAH TOPCO, LLC	One stop	SF +	5.00%	(h)	9.16%		12/2027	72	68	—	72
Bamboo US Bidco LLC^(9)	One stop	E +	5.25%	(c)	7.28%		09/2030	1,801	1,593	0.3	1,801
Bamboo US Bidco LLC	One stop	SF +	5.25%	(h)(i)	9.48%		09/2030	112	111	—	112
Bamboo US Bidco LLC	One stop				N/A(6)		09/2030	—	—	—	—
Bamboo US Bidco LLC	One stop	SF +	5.25%	(i)	9.56%		09/2030	377	376	0.1	377
Bamboo US Bidco LLC(5)	One stop				N/A(6)		10/2029	—	(10)	—	—
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(i)	9.56%		09/2030	2,466	2,419	0.5	2,466
Bayou Intermediate II, LLC(5)	One stop				N/A(6)		09/2032	—	(1)	—	(1)
Bayou Intermediate II, LLC^	One stop	SF +	4.75%	(i)	8.76%		09/2032	705	702	0.1	698
Bayou Intermediate II, LLC(5)	One stop				N/A(6)		09/2032	—	(1)	—	(2)
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(i)	9.29%		11/2030	461	459	0.1	461
Benefit Plan Administrators of Eau Claire, LLC	One stop				N/A(6)		11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)		11/2030	—	(1)	—	—
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	5.00%	(i)	9.29%		11/2030	2,609	2,595	0.5	2,609
BHG Holdings, LLC^	One stop	SF +	5.25%	(h)	9.41%		04/2032	3,900	3,868	0.7	3,900
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	—	(4)	—	—
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	—	(9)	—	—
Community Care Partners, LLC^	One stop	SF +	6.00%	(h)	10.27%		06/2026	129	129	—	129
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%		04/2031	1,546	1,421	0.3	1,546
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)		04/2031	—	(3)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(10)	One stop	SF +	5.00%	(j)	9.29%		04/2031	2,484	2,444	0.5	2,484
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)		10/2030	—	(7)	—	—
ERC Topco Holdings, LLC(25)	One stop	SF +	6.76%	(i)	10.76%	PIK	03/2030	652	602	0.1	554
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(i)	9.78%		03/2030	97	92	—	97
ERC Topco Holdings, LLC(25)	One stop	SF +	5.50%	(i)	9.76%		03/2030	6	6	—	6
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(i)	9.23%		06/2028	292	291	0.1	292
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(i)	9.11%		06/2028	46	46	—	46
Heartland Veterinary Partners LLC	Senior secured				N/A(6)		06/2028	—	—	—	—
HP TLE Buyer, Inc.^	One stop	SF +	4.75%	(i)	8.75%		07/2032	3,794	3,776	0.7	3,775
HP TLE Buyer, Inc.(5)	One stop				N/A(6)		07/2032	—	(4)	—	(4)
LOV Acquisition LLC^	Senior secured	SF +	4.25%	(h)	8.41%		11/2031	2,371	2,360	0.4	2,371
LOV Acquisition LLC(5)	Senior secured				N/A(6)		11/2031	—	(1)	—	—
PPV Intermediate Holdings, LLC(5)	One stop				N/A(6)		08/2029	—	(4)	—	—
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(i)	9.95%		08/2029	14,243	14,103	2.6	14,243
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	2,839	2,811	0.5	2,839
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	119	113	—	119
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	656	653	0.1	656
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	120	120	—	120
PPV Intermediate Holdings, LLC(25)	One stop	N/A			14.75%	PIK	08/2030	68	67	—	69
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(i)	9.45%		08/2029	20	19	—	20
Premise Health Holding Corp.^	One stop	SF +	5.25%	(i)	9.25%		03/2031	6,445	6,370	1.2	6,445
Premise Health Holding Corp.(5)	One stop				N/A(6)		03/2030	—	(8)	—	—
Suveto Buyer, LLC^	One stop	SF +	4.50%	(h)	8.66%		09/2027	1,092	1,088	0.2	1,092
Suveto Buyer, LLC(5)	One stop				N/A(6)		09/2027	—	(1)	—	—
Suveto Buyer, LLC	One stop	SF +	4.50%	(h)	8.66%		09/2027	275	273	0.1	275
								55,266	54,361	10.2	55,146
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(i)	9.50%		05/2030	14	14	—	14
Amberfield Acquisition Co.	One stop	SF +	5.50%	(i)	9.50%		05/2030	19	18	—	19
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(i)	9.50%				05/2030	$587	$582	0.1%	$587
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(i)	8.85%				10/2029	1,045	1,033	0.2	1,045
Crow River Buyer, Inc.^	One stop	SF +	6.00%	(i)	10.31%				01/2029	367	362	0.1	367
Crow River Buyer, Inc.(5)	One stop				N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.^	One stop	SF +	6.00%	(h)	10.17%				01/2029	821	814	0.2	821
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(i)	8.75%				12/2031	10,171	10,080	1.9	10,171
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				12/2031	—	(8)	—	—
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
Healthmark Holdings, L.P.^	One stop	SF +	4.50%	(i)	8.70%				07/2032	750	746	0.1	742
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	8.82%				07/2031	407	404	0.1	407
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	8.82%				07/2031	24	24	—	24
Kona Buyer, LLC	One stop	SF +	4.50%	(i)	8.82%				07/2031	7	7	—	7
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.75%	(f)	9.72%				02/2031	2,068	1,918	0.4	2,047
Lacker Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(5)	—	(5)
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.75%	(f)	9.72%				02/2031	1,717	1,656	0.3	1,690
Modernizing Medicine, Inc.^(25)	One stop	SF +	4.75%	(i)	6.50%	cash/	2.25%	PIK	04/2032	6,476	6,416	1.2	6,476
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(6)	—	—
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(i)	8.50%				09/2030	2,582	2,543	0.5	2,582
Neptune Holdings, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.^(25)	One stop	SF +	4.95%	(h)	6.66%	cash/	2.45%	PIK	08/2031	6,351	6,299	1.2	6,351
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(7)	—	—
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	—
Plasma Buyer LLC^	One stop	SF +	5.75%	(i)	10.05%				05/2029	299	296	0.1	254
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	10.05%				05/2028	34	34	—	29
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	10.55%				05/2029	11	11	—	10
QF Holdings, Inc.	One stop	SF +	4.75%	(i)	9.06%				12/2027	35	34	—	35
										33,785	33,260	6.4	33,671
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(i)(j)	10.34%				08/2028	813	809	0.2	813
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	10.38%				08/2028	41	41	—	41
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)(j)	10.25%				08/2028	92	91	—	92
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.15%				08/2028	76	71	—	76
Crumbl Enterprises, LLC	One stop	SF +	4.50%	(i)	8.50%				05/2032	57	55	—	57
Crumbl Enterprises, LLC^	One stop	SF +	4.50%	(i)	8.50%				05/2032	4,362	4,342	0.8	4,362
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	2,045	2,019	0.4	2,045
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	309	305	0.1	309
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	69	69	—	69
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(2)	—	—
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	142	140	—	142
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(i)	6.94%	cash/	3.38%	PIK	10/2029	51	49	—	51
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(i)	6.87%	cash/	3.38%	PIK	10/2029	349	346	0.1	349
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	167	166	—	167
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(i)	6.88%	cash/	3.38%	PIK	10/2029	106	105	—	106
GFP Atlantic Holdco 2, LLC^	One stop	SF +	6.00%	(i)	10.21%				11/2029	1,234	1,221	0.2	1,234
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(i)	10.30%				11/2029	923	899	0.2	923
Harri US LLC(25)	One stop	SF +	7.25%	(i)	6.70%	cash/	4.75%	PIK	08/2028	52	51	—	50
Harri US LLC(25)	One stop	SF +	7.25%	(i)	6.70%	cash/	4.75%	PIK	08/2028	35	35	—	34
Harri US LLC(25)	One stop	SF +	7.25%	(i)	6.70%	cash/	4.75%	PIK	08/2028	34	34	—	33
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Harri US LLC(5)	One stop				N/A(6)				08/2028	$—	$—	—%	$(1)
Harri US LLC^(25)	One stop	SF +	7.25%	(i)	6.50%	cash/	4.75%	PIK	08/2028	323	301	0.1	310
Harri US LLC(5)	One stop				N/A(6)				08/2028	—	(3)	—	(36)
Health Buyer, LLC^	Senior secured	SF +	5.25%	(i)	9.25%				04/2029	145	144	—	145
Health Buyer, LLC^	Senior secured	SF +	5.50%	(i)	9.50%				04/2029	74	73	—	74
Health Buyer, LLC	Senior secured				N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.50%				04/2029	37	37	—	37
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	9.50%				04/2029	39	39	—	39
Olo Parent, Inc.^	One stop	SF +	4.50%	(i)	8.56%				09/2032	913	911	0.2	911
Olo Parent, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Patriot Acquireco, LLC	One stop	SF +	4.50%	(i)	8.66%				09/2032	13	13	—	13
Patriot Acquireco, LLC^	One stop	SF +	4.50%	(i)	8.66%				09/2032	909	905	0.2	905
PB Group Holdings, LLC^(25)	One stop	SF +	5.50%	(h)	6.91%	cash/	2.75%	PIK	08/2030	3,327	3,314	0.6	3,327
PB Group Holdings, LLC	One stop	SF +	5.00%	(h)	9.16%				08/2030	45	44	—	45
QSR Acquisition Co.^	One stop	SF +	4.25%	(i)	8.25%				06/2032	5,339	5,320	1.0	5,339
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(2)	—	—
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(4)	—	—
Rooster BidCo Limited(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				03/2032	11	11	—	11
Rooster BidCo Limited(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(2)	—	—
Rooster BidCo Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				03/2032	464	442	0.1	464
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.66%				07/2032	5	5	—	5
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(h)	8.66%				07/2032	320	318	0.1	320
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC	One stop	SF +	4.50%	(h)	8.66%				07/2032	9	7	—	9
SDC Holdco, LLC(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
SDC Holdco, LLC^	One stop	SF +	4.38%	(h)	8.54%				07/2032	894	890	0.2	890
SSRG Holdings, LLC(5)	One stop				N/A(6)				11/2029	—	(1)	—	(1)
SSRG Holdings, LLC^	One stop	SF +	4.75%	(i)	8.75%				11/2029	542	539	0.1	539
Super REGO, LLC(25)	Subordinated debt	N/A			15.00%	PIK			03/2030	37	37	—	37
YE Brands Holding, LLC^	One stop	SF +	4.75%	(i)	8.75%				10/2027	2,918	2,901	0.5	2,918
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	8.75%				10/2027	12	12	—	12
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	8.75%				10/2027	419	416	0.1	419
										27,752	27,512	5.2	27,683
Household Products
WU Holdco, Inc.^	One stop	SF +	4.75%	(i)	8.75%				04/2032	894	889	0.2	894
WU Holdco, Inc.	One stop				N/A(6)				04/2032	—	—	—	—
WU Holdco, Inc.	One stop				N/A(6)				04/2032	—	—	—	—
										894	889	0.2	894
Industrial Conglomerates
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	8.75%				07/2029	215	213	—	215
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	8.75%				07/2029	64	58	—	64
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	8.75%				07/2029	55	54	—	55
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	8.75%				07/2029	28	28	—	28
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(i)	8.75%				07/2029	33	33	—	33
Dwyer Instruments, Inc.(5)(9)	One stop				N/A(6)				07/2029	—	(4)	—	—
Dwyer Instruments, Inc.^(9)	One stop	E +	5.00%	(c)	7.00%				07/2029	4,893	4,360	0.9	4,893
Dwyer Instruments, Inc.(5)	One stop				N/A(6)				07/2029	—	(7)	—	—
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(i)	8.75%				07/2029	388	385	0.1	388
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(i)	9.32%				06/2031	3,421	3,393	0.6	3,387
Essential Services Holdings Corporation	One stop	SF +	5.00%	(i)	9.19%				06/2030	84	81	—	81
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2031	—	(3)	—	(7)
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(h)	9.41%				08/2029	644	636	0.1	644
Excelitas Technologies Corp.^(9)	One stop	E +	5.25%	(b)	7.16%				08/2029	129	112	—	129
Excelitas Technologies Corp.	One stop				N/A(6)				08/2028	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Excelitas Technologies Corp.(5)	One stop				N/A(6)	08/2029	$—	$(4)	—%	$—
							9,954	9,335	1.7	9,910
Insurance
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.35%	07/2027	178	177	—	178
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.35%	07/2027	53	53	—	53
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.35%	07/2027	50	50	—	50
AMBA Buyer, Inc.	One stop				N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.35%	07/2027	19	19	—	19
Bellwether Buyer, LLC	One stop	SF +	4.50%	(h)	8.66%	04/2032	24	24	—	24
Bellwether Buyer, LLC^	One stop	SF +	4.50%	(h)	8.64%	04/2032	463	460	0.1	463
Bellwether Buyer, LLC(5)	One stop				N/A(6)	04/2032	—	(1)	—	—
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.81%	03/2028	851	841	0.2	851
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.70%	03/2028	572	572	0.1	572
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(i)	9.81%	03/2028	147	146	—	147
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(i)	9.81%	03/2028	704	694	0.1	704
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(h)	8.66%	07/2029	5,335	5,288	1.0	5,335
Captive Resources Midco, LLC(5)	One stop				N/A(6)	07/2028	—	(1)	—	—
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(i)	9.25%	12/2030	4,837	4,800	0.9	4,837
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.25%	12/2029	126	119	—	126
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.25%	12/2030	4,556	4,522	0.8	4,556
Doxa Insurance Holdings LLC	One stop				N/A(6)	12/2030	—	—	—	—
Gimlet Bidco GMBH^(8)(9)(19)	One stop	E +	5.75%	(c)	7.78%	04/2031	3,828	3,419	0.7	3,789
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.75%	(b)(c)	7.75%	04/2031	1,362	1,264	0.3	1,346
Gimlet Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)	04/2031	—	(3)	—	(6)
Illumifin Corporation(25)	One stop	SF +	6.00%	(i)	10.59%	09/2027	185	184	—	176
Integrated Specialty Coverages, LLC^	One stop	SF +	4.75%	(h)	8.91%	07/2030	876	864	0.2	876
Integrated Specialty Coverages, LLC(5)	One stop				N/A(6)	07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC	One stop				N/A(6)	07/2030	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(i)	9.20%	08/2028	4,221	4,192	0.8	4,221
Integrity Marketing Acquisition, LLC	One stop				N/A(6)	08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop				N/A(6)	08/2028	—	—	—	—
Koala Investment Holdings, Inc.^(8)(10)	One stop	SF +	4.50%	(i)	8.50%	08/2032	782	778	0.1	774
Koala Investment Holdings, Inc.(5)(8)(10)	One stop				N/A(6)	08/2032	—	—	—	(1)
Koala Investment Holdings, Inc.(5)(8)(10)	One stop				N/A(6)	08/2032	—	(1)	—	(2)
MRH Trowe Germany GMBH(8)(9)(19)	One stop				N/A(6)	11/2031	—	—	—	—
MRH Trowe Germany GMBH^(8)(9)(19)	One stop	E +	5.00%	(d)	7.11%	05/2032	574	545	0.1	574
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	5.00%	(c)	6.99%	05/2032	22	22	—	22
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(h)	9.97%	11/2029	3,125	3,104	0.6	3,125
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.03%	11/2029	18	15	—	18
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	9.97%	11/2029	1,509	1,499	0.3	1,509
Oakbridge Insurance Agency LLC	One stop	SF +	5.00%	(h)	9.27%	11/2029	221	217	—	221
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	4.75%	(i)	8.75%	05/2030	6,922	6,847	1.3	6,922
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)	05/2030	—	(5)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)	06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.00%	10/2028	8,975	8,893	1.6	8,975
Patriot Growth Insurance Services, LLC^	One stop	SF +	5.00%	(i)	9.15%	10/2028	658	639	0.1	658
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.15%	10/2028	136	135	—	136
Patriot Growth Insurance Services, LLC(5)	One stop				N/A(6)	10/2028	—	(2)	—	—
Wasabi Lower Holdco, LLC(5)	Senior secured				N/A(6)	06/2032	—	(1)	—	—
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(h)	8.66%	06/2032	240	237	—	240
World Insurance Associates, LLC	One stop	SF +	5.00%	(i)	9.00%	04/2030	160	159	—	160
World Insurance Associates, LLC	One stop				N/A(6)	04/2030	—	—	—	—
							51,729	50,762	9.3	51,648
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
CivicPlus, LLC^	One stop	SF +	5.50%	(i)	9.70%				08/2030	$1,194	$1,186	0.2%	$1,194
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(2)	—	—
CivicPlus, LLC(25)	One stop	SF +	11.75%	(i)(j)	15.75%	PIK			06/2034	127	125	—	128
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	—
ContractPod Technologies, Ltd.^(8)(10)(25)	One stop	SF +	6.50%	(i)	7.25%	cash/	3.25%	PIK	07/2030	297	295	0.1	297
ContractPod Technologies, Ltd.(5)(8)(10)	One stop				N/A(6)				07/2030	—	(1)	—	—
ContractPod Technologies, Ltd.(5)(8)(10)	One stop				N/A(6)				07/2030	—	(1)	—	—
Critical Start, Inc.^(25)	One stop	SF +	6.75%	(i)	7.46%	cash/	3.63%	PIK	05/2028	204	203	—	202
Critical Start, Inc.^(25)	One stop	SF +	6.75%	(i)	7.46%	cash/	3.63%	PIK	05/2028	111	110	—	110
Critical Start, Inc.	One stop				N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.50%	(d)	8.57%	PIK			07/2029	984	851	0.2	930
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.50%	(d)	8.57%	PIK			07/2029	92	82	—	87
Goldcup 31018 AB(8)(9)(16)	One stop	E +	6.25%	(d)	8.32%				01/2029	72	63	—	68
Kentik Technologies, Inc.(25)	Senior secured	SF +	8.00%	(i)	8.02%	cash/	4.00%	PIK	11/2029	50	50	—	50
Kentik Technologies, Inc.(25)	Senior secured	SF +	8.00%	(i)	8.02%	cash/	4.00%	PIK	11/2029	56	54	—	56
Netwrix Corporation^	One stop	SF +	4.75%	(i)	8.95%				06/2029	4,352	4,336	0.8	4,352
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.75%	(i)	8.95%				06/2029	234	205	—	234
Netwrix Corporation	One stop	SF +	4.75%	(i)	8.95%				06/2029	616	613	0.1	616
PDQ Intermediate, Inc.(25)	Subordinated debt	N/A			13.75%	PIK			10/2031	65	64	—	66
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(4)	—	—
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(2)	—	—
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(i)	7.06%	cash/	3.25%	PIK	04/2031	8,273	8,222	1.5	8,273
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(i)	7.06%	cash/	3.25%	PIK	04/2031	50	50	—	50
WPEngine, Inc.^	One stop	SF +	6.00%	(i)	10.02%				08/2029	443	438	0.1	443
WPEngine, Inc.(5)	One stop				N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	10.70%				07/2027	431	431	0.1	431
Zarya Holdco, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(i)	10.70%				07/2027	171	170	—	171
										17,822	17,535	3.1	17,758
Leisure Products
Crunch Holdings, LLC^	One stop	SF +	4.75%	(h)	8.91%				09/2031	6,177	6,162	1.1	6,177
Crunch Holdings, LLC(5)	One stop				N/A(6)				09/2031	—	(2)	—	—
Movement Holdings, LLC^(8)(10)	One stop	SF +	5.50%	(i)	9.70%				03/2030	2,395	2,377	0.4	2,395
Movement Holdings, LLC(5)(8)(10)	One stop				N/A(6)				03/2030	—	(3)	—	—
Movement Holdings, LLC(5)(8)(10)	One stop				N/A(6)				03/2030	—	(12)	—	—
										8,572	8,522	1.5	8,572
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.25%				11/2029	6,232	6,118	1.1	6,232
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2029	—	(18)	—	—
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.25%				11/2029	844	837	0.2	844
Diamondback Acquisition, Inc.^	One stop	SF +	4.50%	(h)	8.66%				09/2032	746	744	0.1	744
Diamondback Acquisition, Inc.(5)	One stop				N/A(6)				09/2032	—	—	—	(1)
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(h)	8.66%				09/2032	19	19	—	19
PAS Parent Inc.(5)	One stop				N/A(6)				08/2032	—	(2)	—	(11)
PAS Parent Inc.^	One stop	SF +	4.50%	(h)	8.66%				08/2032	3,203	3,153	0.6	3,172
PAS Parent Inc.(5)	One stop				N/A(6)				08/2031	—	(4)	—	(5)
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(i)	8.75%	PIK			03/2029	200	200	—	190
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(i)	8.75%	PIK			03/2029	57	57	—	57
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	9.71%				08/2027	56	55	—	55
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	9.71%				08/2027	47	47	—	46
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Unchained Labs, LLC(5)	Senior secured				N/A(6)	08/2027	$—	$—	—%	$(1)
							11,404	11,205	2.0	11,341
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(h)	8.66%	08/2031	930	922	0.2	930
AI Titan Parent, Inc.(5)	One stop				N/A(6)	08/2031	—	(1)	—	—
AI Titan Parent, Inc.(5)	One stop				N/A(6)	08/2031	—	(1)	—	—
Blackbird Purchaser, Inc.^	One stop	SF +	5.50%	(i)	9.50%	12/2030	8,174	8,112	1.5	8,174
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	9.50%	12/2030	960	948	0.2	960
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(h)(i)	9.55%	12/2029	769	761	0.1	769
Thermogenics, Inc.(8)(11)	One stop				N/A(6)	06/2032	—	—	—	—
Thermogenics, Inc.^(8)(11)	One stop	SF +	4.25%	(i)	8.25%	06/2032	144	144	—	144
Thermogenics, Inc.(5)(8)(11)	One stop				N/A(6)	06/2032	—	(2)	—	—
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(k)	6.70%	06/2032	111	112	—	111
Thermogenics, Inc.(8)(9)(11)	One stop	CA +	4.25%	(k)	6.70%	06/2032	11	11	—	11
							11,099	11,006	2.0	11,099
Marine
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(i)	9.25%	04/2029	4,322	4,300	0.8	4,279
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(i)	9.25%	04/2029	98	97	—	97
Project Nike Purchaser, LLC	One stop	SF +	5.25%	(i)	9.25%	04/2029	60	59	—	58
							4,480	4,456	0.8	4,434
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)	06/2030	—	—	—	(1)
Lotus Topco, Inc.^	One stop	SF +	4.75%	(i)	8.75%	06/2030	407	404	0.1	404
Lotus Topco, Inc.	One stop	SF +	4.75%	(i)	8.75%	06/2030	52	50	—	50
Lotus Topco, Inc.^	One stop	SF +	4.75%	(i)	8.75%	06/2030	518	514	0.1	514
Shout! Factory, LLC^	One stop	SF +	5.25%	(i)	9.25%	06/2031	1,174	1,165	0.2	1,174
Shout! Factory, LLC	One stop	SF +	5.25%	(i)	9.25%	06/2031	24	23	—	24
							2,175	2,156	0.4	2,165
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(h)	9.66%	12/2029	8,727	8,668	1.6	8,727
Envernus, Inc.	One stop	SF +	5.50%	(h)	9.64%	12/2029	19	14	—	19
Envernus, Inc.(5)	One stop				N/A(6)	12/2029	—	(1)	—	—
							8,746	8,681	1.6	8,746
Paper & Forest Products
Messenger, LLC^	One stop	SF +	5.00%	(h)	9.16%	12/2027	563	560	0.1	563
Messenger, LLC^	One stop	SF +	5.00%	(h)	9.16%	12/2027	170	169	—	170
Messenger, LLC	One stop	SF +	5.00%	(h)	9.16%	12/2027	85	85	—	85
Messenger, LLC	One stop				N/A(6)	12/2027	—	—	—	—
Messenger, LLC(9)	One stop	SN +	5.00%	(f)	8.97%	12/2027	23	21	—	23
Messenger, LLC^(9)	One stop	SN +	5.00%	(f)	8.97%	12/2027	1,028	951	0.2	1,028
Messenger, LLC^	One stop	SF +	5.00%	(h)	9.16%	12/2027	574	570	0.1	574
							2,443	2,356	0.4	2,443
Pharmaceuticals
Caerus Midco 3 S.A.R.L.^(8)	One stop	SF +	5.00%	(i)	9.00%	05/2029	773	764	0.1	773
Caerus Midco 3 S.A.R.L.^(8)	One stop	SF +	5.00%	(i)	9.00%	05/2029	138	136	—	138
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(i)	9.00%	05/2029	118	117	—	118
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(h)	9.16%	05/2029	46	45	—	46
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(i)	9.00%	05/2029	20	20	—	20
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(i)	9.95%	10/2028	584	578	0.1	572
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(i)	9.95%	10/2028	196	194	—	192
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.75%	(i)	9.95%	10/2028	163	160	—	160
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(i)	9.95%	10/2027	42	41	—	40
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.75%	(i)	9.95%	10/2028	247	245	0.1	242
Cobalt Buyer Sub, Inc.(5)	One stop				N/A(6)	10/2028	—	(2)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Creek Parent, Inc.^	One stop	SF +	5.00%	(h)	9.14%				12/2031	$7,133	$7,022	1.3%	$7,133
Creek Parent, Inc.(5)	One stop				N/A(6)				12/2031	—	(15)	—	—
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	7.72%	cash/	1.13%	PIK	08/2028	1,540	1,565	0.3	1,490
Spark Bidco Limited^(8)(9)(10)	Senior secured	SN +	6.00%	(f)	9.97%				08/2028	665	596	0.1	665
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(i)	10.00%				08/2028	475	470	0.1	475
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	7.72%	cash/	1.13%	PIK	08/2028	187	157	—	181
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(f)	7.72%	cash/	1.13%	PIK	08/2028	163	147	—	158
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	3.75%	(f)	7.72%				02/2028	61	60	—	58
										12,551	12,300	2.1	12,461
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(i)	10.25%				05/2029	543	538	0.1	543
ALKU Intermediate Holdings, LLC^	One stop	SF +	5.50%	(i)	9.50%				05/2029	60	59	—	59
bswift, LLC^	One stop	SF +	4.75%	(i)	9.07%				11/2028	457	449	0.1	457
bswift, LLC^	One stop	SF +	4.75%	(i)	9.04%				11/2028	2,602	2,590	0.5	2,602
Denali Intermediate Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
Denali Intermediate Holdings, Inc.^	One stop	SF +	5.50%	(h)	9.67%				08/2032	909	900	0.2	900
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(h)	9.28%				09/2028	323	320	0.1	323
DISA Holdings Corp.(25)	Subordinated debt	SF +	8.50%	(h)	10.63%	cash/	2.00%	PIK	03/2029	53	52	—	53
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.28%				09/2028	36	36	—	36
DISA Holdings Corp.	One stop	SF +	5.00%	(h)	9.28%				09/2028	45	45	—	45
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)	9.28%				09/2028	34	33	—	34
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(h)	9.28%				09/2028	489	484	0.1	489
DISA Holdings Corp.	Senior secured	SF +	5.00%	(h)(i)	9.27%				09/2028	359	355	0.1	359
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(5)	—	—
Eclipse Buyer, Inc.^	One stop	SF +	4.50%	(h)	8.68%				09/2031	1,264	1,254	0.2	1,264
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
Eliassen Group, LLC^	One stop	SF +	5.75%	(i)	9.75%				04/2028	73	73	—	72
Eliassen Group, LLC	One stop	SF +	5.75%	(h)	9.91%				04/2028	15	15	—	15
IG Investments Holdings, LLC^	One stop	SF +	5.00%	(i)	9.31%				09/2028	679	671	0.1	679
IG Investments Holdings, LLC	One stop				N/A(6)				09/2028	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(25)	One stop	SF +	6.00%	(i)	6.90%	cash/	3.50%	PIK	11/2030	3,199	3,189	0.6	3,007
NBG Acquisition Corp. and NBG-P Acquisition Corp.(25)	One stop	SF +	6.00%	(i)	6.50%	cash/	3.50%	PIK	11/2030	146	146	—	132
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(25)	One stop	SF +	6.00%	(i)	6.50%	cash/	3.50%	PIK	11/2030	235	234	—	221
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(i)	8.75%				12/2028	933	928	0.2	933
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(i)	8.75%				12/2028	131	130	—	131
Procure Acquireco, Inc.	One stop				N/A(6)				12/2028	—	—	—	—
Procure Acquireco, Inc.(5)	One stop				N/A(6)				12/2028	—	(3)	—	—
Procure Acquireco, Inc.	One stop	SF +	4.75%	(i)	8.75%				12/2028	138	137	—	138
Varicent Intermediate Holdings Corporation^(8)(11)(25)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	08/2031	5,527	5,461	1.0	5,527
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(8)	—	—
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(6)	—	—
										18,250	18,075	3.3	18,018
Road & Rail
VRS Buyer, Inc.^	Senior secured	SF +	4.75%	(i)	9.08%				07/2032	746	742	0.1	746
VRS Buyer, Inc.	Senior secured				N/A(6)				07/2032	—	—	—	—
VRS Buyer, Inc.(5)	Senior secured				N/A(6)				07/2032	—	(1)	—	—
										746	741	0.1	746
Software
Anaplan, Inc.^	One stop	SF +	4.50%	(i)	8.70%				06/2029	8,703	8,657	1.6	8,703
Anaplan, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	9.22%				06/2029	688	615	0.1	688
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	9.22%				06/2029	$359	$312	0.1%	$359
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(i)	9.00%				07/2030	2,012	1,977	0.4	2,012
Arrow Buyer, Inc.	One stop	SF +	5.00%	(i)	9.00%				07/2030	128	127	—	128
Arrow Buyer, Inc.	One stop	SF +	5.00%	(i)	9.00%				07/2030	132	131	—	132
Artifact Bidco, Inc.	One stop				N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.25%	(i)	8.25%				05/2031	453	449	0.1	453
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.31%	cash/	3.25%	PIK	07/2027	442	441	0.1	442
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.31%	cash/	3.25%	PIK	07/2027	93	93	—	93
Auvik Networks Inc.(8)(11)	One stop				N/A(6)				07/2027	—	—	—	—
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(i)	7.31%	cash/	3.25%	PIK	07/2027	74	74	—	74
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(h)	10.16%				03/2031	839	829	0.2	839
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(h)	10.16%				03/2031	1,907	1,884	0.4	1,907
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(4)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(2)	—	—
Baxter Planning Systems, LLC^(25)	One stop	SF +	6.25%	(i)	7.19%	cash/	3.38%	PIK	05/2031	1,277	1,270	0.2	1,277
Bayshore Intermediate #2, L.P.	One stop	SF +	5.00%	(i)	9.00%				10/2027	468	456	0.1	468
Bayshore Intermediate #2, L.P.^(25)	One stop	SF +	5.50%	(i)	6.50%	cash/	3.00%	PIK	10/2028	4,943	4,910	0.9	4,943
BestPass, Inc.^	One stop	SF +	4.75%	(h)	8.91%				08/2031	6,200	6,174	1.1	6,200
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	—
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	—
Bloomerang, LLC^(25)	One stop	SF +	6.50%	(i)	7.00%	cash/	3.50%	PIK	12/2029	4,643	4,610	0.9	4,643
Bloomerang, LLC	One stop	SF +	6.00%	(i)	11.13%				12/2029	520	512	0.1	520
Bloomerang, LLC(25)	One stop	SF +	6.50%	(i)	7.00%	cash/	3.50%	PIK	12/2029	464	455	0.1	464
Blue Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				05/2032	863	857	0.2	863
Blue Bidco Limited(8)(9)(10)	One stop				N/A(6)				05/2032	—	—	—	—
Blue Bidco Limited^(8)(10)	One stop	SF +	5.00%	(j)	9.26%				05/2032	125	124	—	125
Blue Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(d)	7.04%				05/2032	497	478	0.1	497
Blue Bidco Limited(8)(10)	One stop	SF +	5.00%	(i)	9.26%				05/2032	256	256	0.1	256
Bottomline Technologies, Inc.^	One stop	SF +	4.50%	(i)	8.50%				05/2029	1,793	1,774	0.3	1,793
Bottomline Technologies, Inc.(5)	One stop				N/A(6)				05/2028	—	(1)	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(j)	10.14%				01/2029	507	498	0.1	507
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(j)	10.14%				01/2029	134	132	—	134
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(12)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(12)	One stop				N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(f)	9.47%				08/2030	689	642	0.1	689
Camelia Bidco Limited^(8)(9)(10)	One stop	A +	5.50%		9.05%				08/2030	42	40	—	42
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(f)	9.47%				08/2030	135	125	—	135
Camelia Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(4)	—	—
CB Buyer, Inc.(5)	One stop				N/A(6)				07/2031	—	(5)	—	—
CB Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.25%				07/2031	5,838	5,793	1.1	5,838
CB Buyer, Inc.	One stop	SF +	5.25%	(i)	9.25%				07/2031	64	57	—	64
Coupa Holdings, LLC^	One stop	SF +	5.25%	(i)	9.56%				02/2030	3,040	2,986	0.6	3,040
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(3)	—	—
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(h)	10.91%				11/2030	11,639	11,512	2.1	11,639
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(13)	—	—
Daxko Acquisition Corporation^	One stop	SF +	4.75%	(h)	8.91%				10/2028	1,514	1,508	0.3	1,514
Daxko Acquisition Corporation	One stop	SF +	4.75%	(h)	8.91%				10/2028	128	127	—	128
Daxko Acquisition Corporation(5)	One stop				N/A(6)				10/2028	—	(2)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Daxko Acquisition Corporation	One stop	SF +	4.75%	(h)	8.91%				10/2028	$8	$8	—%	$8
Daxko Acquisition Corporation	One stop	SF +	4.75%	(h)	8.91%				10/2028	23	21	—	23
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				09/2031	1,400	1,315	0.3	1,394
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	7.08%				09/2031	3,163	2,879	0.6	3,147
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	60	60	—	60
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	91	90	—	90
Denali Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(17)	—	(10)
Einstein Parent, Inc.^	One stop	SF +	6.50%	(i)	10.83%				01/2031	4,001	3,930	0.7	4,001
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(7)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(3)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(3)	—	—
Espresso Bidco, Inc.^(25)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	03/2032	1,719	1,696	0.3	1,719
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	8.75%				09/2030	5,422	5,302	1.0	5,422
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(13)	—	—
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	8.75%				09/2030	393	390	0.1	393
Flexera Software, LLC	One stop				N/A(6)				08/2032	—	—	—	—
Flexera Software, LLC^	One stop	SF +	4.75%	(i)	8.96%				08/2032	700	700	0.1	699
Flexera Software, LLC^(9)	One stop	E +	4.75%	(b)	6.63%				08/2032	248	247	0.1	248
Gainsight, Inc.	One stop	SF +	6.25%	(i)	10.60%				07/2027	600	597	0.1	600
Gainsight, Inc.(5)	One stop				N/A(6)				07/2027	—	(1)	—	—
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	1,900	1,882	0.4	1,900
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	1,242	1,229	0.2	1,242
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	227	226	—	227
GTY Technology Holdings, Inc.	One stop	SF +	6.00%	(i)	10.00%				07/2029	78	74	—	78
GTY Technology Holdings, Inc.(25)	One stop	SF +	6.63%	(i)	6.67%	cash/	4.13%	PIK	07/2029	704	691	0.1	704
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.82%	cash/	4.13%	PIK	07/2029	301	299	0.1	301
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.67%	cash/	4.13%	PIK	07/2029	2,069	2,042	0.4	2,069
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(3)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(i)	8.50%				09/2031	4,379	4,342	0.8	4,379
Hornet Security Holding GMBH^(8)(9)(19)	One stop	E +	4.75%	(b)	6.62%				02/2031	2,645	2,408	0.5	2,672
Hornet Security Holding GMBH^(8)(9)(19)	One stop	E +	4.75%	(b)	6.62%				02/2031	1,763	1,605	0.3	1,781
Hornet Security Holding GMBH(8)(9)(19)	One stop	E +	4.75%	(b)	6.66%				08/2030	43	38	—	43
Hornet Security Holding GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.80%				02/2031	366	351	0.1	375
Hyland Software, Inc.^	One stop	SF +	5.00%	(h)	9.16%				09/2030	13,125	12,984	2.4	13,125
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.^	One stop	SF +	4.50%	(i)	8.81%				01/2030	7,558	7,437	1.4	7,558
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(12)	—	—
ICIMS, Inc.^(25)	One stop	SF +	5.75%	(i)	10.07%				08/2028	14,550	14,440	2.5	13,823
ICIMS, Inc.	One stop	SF +	5.75%	(i)	10.07%				08/2028	79	77	—	65
IQN Holding Corp. ^(25)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	05/2029	927	921	0.2	927
IQN Holding Corp.	One stop	SF +	5.25%	(i)	9.25%				05/2028	33	33	—	33
IQN Holding Corp. (25)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	05/2029	382	378	0.1	382
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	1,088	1,081	0.2	1,088
Island Bidco AB(8)(9)(16)(25)	One stop	E +	7.25%	(c)	2.04%	cash/	7.25%	PIK	07/2028	453	405	0.1	453
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	185	184	—	185
Island Bidco AB(8)(16)	One stop	SF +	6.50%	(j)	10.59%				07/2028	27	27	—	27
Island Bidco AB(8)(9)(16)	One stop				N/A(6)				07/2028	—	—	—	—
Kairos Bidco Limited	One stop	SF +	4.75%	(i)	8.75%				07/2032	8	8	—	8
Kairos Bidco Limited^	One stop	SF +	4.75%	(i)	8.75%				07/2032	483	480	0.1	481
Kairos Bidco Limited(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
Kairos Bidco Limited	One stop	SF +	4.75%	(i)	8.75%				07/2032	73	72	—	72
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.79%				02/2028	2,036	2,005	0.4	2,036
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.79%				02/2028	359	354	0.1	359
LeadsOnline, LLC(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.50%				02/2028	$201	$200	—%	$201
Lighthouse Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				06/2031	—	(1)	—	—
Lighthouse Bidco GMBH^(8)(9)(19)	One stop	E +	4.75%	(c)	6.75%				12/2031	494	436	0.1	494
Lighthouse Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				12/2031	—	(2)	—	—
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(3)	—	—
LogicMonitor, Inc.^	One stop	SF +	5.50%	(i)	9.81%				11/2031	5,031	5,003	0.9	5,031
Matrix42 Holding GMBH(8)(9)(19)	One stop	E +	6.25%	(d)	8.31%				12/2029	1,020	1,003	0.2	1,013
Metatiedot Bidco Oy & Metatiedot US, LLC(5)(8)(9)(15)	One stop				N/A(6)				11/2030	—	(4)	—	—
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.25%	(c)	7.28%				11/2031	1,616	1,436	0.3	1,616
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(15)	One stop	E +	5.25%	(c)	7.28%				11/2031	13	9	—	13
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(15)	One stop	SF +	5.25%	(i)	9.45%				11/2031	1,031	1,018	0.2	1,031
Ministry Brands Holdings LLC^	One stop	SF +	5.50%	(h)	9.76%				12/2028	1,163	1,158	0.2	1,140
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(h)	9.76%				12/2028	334	333	0.1	328
Ministry Brands Holdings LLC(5)	One stop				N/A(6)				12/2027	—	—	—	(2)
MYOB Invest Co Pty Ltd^(8)(9)(13)(25)	One stop	A +	5.75%	(e)	6.33%	cash/	3.00%	PIK	06/2030	5,197	5,057	1.0	5,197
Navex TopCo, Inc.^	One stop	SF +	5.25%	(h)	9.41%				11/2030	10,923	10,762	2.0	10,923
Navex TopCo, Inc.(5)	One stop				N/A(6)				11/2028	—	(12)	—	—
Naviga Inc.(7)(25)	Senior secured	SF +	1.00%	(i)	5.10%	PIK			09/2026	7	5	—	2
Onit, Inc.^	One stop	SF +	4.75%	(i)	9.06%				01/2032	504	499	0.1	505
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(1)	—	—
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(1)	—	—
Onit, Inc.^	One stop	SF +	4.50%	(i)	8.50%				01/2032	137	137	—	137
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(12)	One stop	E +	5.75%	(c)	7.75%				11/2029	769	693	0.1	773
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(12)	One stop	E +	5.00%	(c)	7.00%				11/2029	33	27	—	33
Panzura, LLC(25)	One stop	N/A			4.00%	cash/	11.00%	PIK	08/2027	66	63	—	60
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	3,640	3,316	0.7	3,640
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.25%	PIK			01/2031	250	226	0.1	250
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	1,128	1,017	0.2	1,128
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.27%	PIK			01/2031	130	112	—	130
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(i)	9.24%	PIK			01/2031	370	367	0.1	370
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(i)	9.24%	PIK			01/2031	246	241	0.1	246
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				01/2031	—	(5)	—	—
PING Identity Holding Corp.^	One stop	SF +	4.75%	(i)	8.75%				10/2029	901	891	0.2	901
PING Identity Holding Corp.(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(i)	10.50%				09/2028	239	238	0.1	239
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(i)	10.50%				09/2028	146	145	—	146
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(i)	10.50%				09/2028	48	48	—	48
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(h)(i)	10.57%				09/2028	54	54	—	54
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(i)	10.50%				09/2028	400	399	0.1	400
QAD, Inc.^	One stop	SF +	4.75%	(h)	8.91%				11/2027	3,798	3,784	0.7	3,798
QAD, Inc.(5)	One stop				N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.45%				06/2029	2,373	2,361	0.4	2,373
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.49%				06/2029	3,252	3,230	0.6	3,252
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.45%				06/2029	70	70	—	70
Quant Buyer, Inc.(5)	One stop				N/A(6)				06/2029	—	(17)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(i)	9.45%				06/2029	489	484	0.1	489
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.05%	(f)	7.47%	cash/	2.55%	PIK	07/2029	797	697	0.2	797
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	6.05%	(g)	7.68%	cash/	2.55%	PIK	07/2029	140	139	—	140
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.05%	(f)	7.47%	cash/	2.55%	PIK	07/2029	59	52	—	59
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.80%	(f)	7.97%	cash/	2.80%	PIK	07/2029	3,255	3,049	0.6	3,255
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	6.18%	(g)	8.12%	cash/	2.18%	PIK	07/2029	911	911	0.2	911
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Rainforest Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				07/2029	$—	$(6)	—%	$—
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.93%	(g)	8.12%	cash/	1.93%	PIK	07/2029	636	636	0.1	636
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(j)	8.62%				12/2028	4,105	4,087	0.7	4,064
Riskonnect Parent, LLC	One stop	SF +	4.75%	(j)	8.62%				12/2028	28	26	—	25
Riskonnect Parent, LLC	One stop	SF +	4.75%	(j)	8.62%				12/2028	101	101	—	100
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(j)	8.62%				12/2028	3,314	3,289	0.6	3,281
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(j)	8.62%				12/2028	2,332	2,312	0.4	2,308
Riskonnect Parent, LLC(5)	One stop				N/A(6)				12/2028	—	(1)	—	(2)
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	4.75%	(c)	6.78%				07/2029	2,007	1,703	0.4	2,007
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.00%	(c)	7.04%				07/2029	164	146	—	164
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.00%	(c)	6.96%				07/2029	1,031	941	0.2	1,033
Spark Bidco Limited(8)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited^(8)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited^(8)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Spark Bidco Limited^(8)(9)(10)	One stop				N/A(6)				10/2032	—	—	—	—
Templafy APS and Templafy, LLC^(8)(18)	One stop	SF +	6.00%	(i)	10.35%				07/2028	554	547	0.1	554
Templafy APS and Templafy, LLC(8)(18)	One stop				N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(h)	9.41%				05/2031	216	206	—	201
Togetherwork Holdings, LLC(5)	One stop				N/A(6)				05/2031	—	(6)	—	(11)
Togetherwork Holdings, LLC^	One stop	SF +	5.25%	(h)	9.41%				05/2031	8,597	8,537	1.6	8,511
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(5)	—	—
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				06/2030	—	(6)	—	—
Transform Bidco Limited^(8)(10)	One stop	SF +	6.75%	(i)	10.53%				01/2031	3,588	3,539	0.7	3,588
Transform Bidco Limited(8)(9)(10)(25)	One stop	A +	6.75%	(e)	7.62%	cash/	2.75%	PIK	01/2031	279	273	0.1	279
Transform Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.75%	(f)	7.97%	cash/	2.75%	PIK	01/2031	44	42	—	44
Transform Bidco Limited^(8)(10)	One stop	SF +	6.75%	(i)	10.53%				01/2031	404	396	0.1	404
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(3)	—	—
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(3)	—	—
Tricentis Operations Holdings, Inc.^(25)	One stop	SF +	6.25%	(i)	5.61%	cash/	4.88%	PIK	02/2032	5,419	5,395	1.0	5,419
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(5)	—	—
Vantage Bidco GMBH^(8)(9)(19)(25)	One stop	E +	6.25%	(c)	8.25%	PIK			04/2031	2,784	2,502	0.5	2,784
Vantage Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(5)	—	—
Varinem German Midco GMBH^(8)(9)(19)	One stop	E +	5.50%	(d)	7.57%				07/2031	2,309	2,128	0.4	2,315
Varinem German Midco GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.82%				07/2031	606	561	0.1	606
Vendavo, Inc.	One stop	SF +	5.75%	(i)	10.00%				09/2027	1,077	1,074	0.2	970
Vendavo, Inc.	One stop	SF +	5.75%	(i)	10.15%				09/2027	402	400	0.1	367
Vendavo, Inc.^	One stop	SF +	5.75%	(i)	10.00%				09/2027	87	86	—	78
Viper Bidco, Inc.^(9)	One stop	SN +	4.75%	(f)	8.72%				11/2031	1,435	1,338	0.3	1,439
Viper Bidco, Inc.^	One stop	SF +	4.75%	(i)	8.75%				11/2031	2,915	2,902	0.5	2,922
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	—
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	—
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	(4)
WebPT, Inc.	One stop	SF +	6.25%	(i)	10.55%				01/2028	35	34	—	29
Zendesk, Inc.	One stop	SF +	5.00%	(i)	9.00%				11/2028	719	714	0.1	719
Zendesk, Inc.	One stop				N/A(6)				11/2028	—	—	—	—
Zendesk, Inc.^	One stop	SF +	5.00%	(i)	9.00%				11/2028	9,358	9,263	1.7	9,358
										242,301	236,842	44.6	241,174
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.50%	(j)	9.62%				02/2028	868	860	0.2	837
Ave Holdings III, Corp^	One stop	SF +	5.50%	(j)	9.62%				02/2028	647	644	0.1	624
Ave Holdings III, Corp	One stop	SF +	5.50%	(j)	9.62%				02/2028	85	85	—	82
Ave Holdings III, Corp(5)	One stop				N/A(6)				02/2028	—	(1)	—	(3)
Biscuit Parent, LLC^	One stop	SF +	4.75%	(i)	8.75%				02/2031	6,007	5,972	1.1	6,007
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(11)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Biscuit Parent, LLC	One stop	SF +	4.75%	(i)	8.75%				02/2031	$1	$1	—%	$1
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(i)	9.00%				10/2029	11,130	11,055	2.0	11,130
Consilio Midco Limited^(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.75%				04/2032	1,575	1,519	0.3	1,575
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(i)	9.04%				04/2032	1,283	1,277	0.2	1,283
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(i)	9.04%				04/2032	791	787	0.2	791
Consilio Midco Limited(8)(10)	Senior secured				N/A(6)				04/2032	—	—	—	—
Consilio Midco Limited(8)(10)	Senior secured				N/A(6)				04/2032	—	—	—	—
Consilio Midco Limited(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.64%	PIK			04/2033	302	299	0.1	302
Consilio Midco Limited(8)(9)(10)(25)	Subordinated debt	E +	7.50%	(d)	9.59%	PIK			04/2033	241	232	0.1	241
Consilio Midco Limited(8)(10)(25)	Subordinated debt			(i)	N/A(6)				04/2033	—	—	—	—
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2030	—	(3)	—	—
CVP Holdco, Inc.^	One stop	SF +	4.75%	(h)	8.91%				06/2031	4,020	3,987	0.7	4,020
CVP Holdco, Inc.	One stop	SF +	4.75%	(h)	8.91%				06/2031	231	226	—	231
Metal Supermarkets US Buyer, LLC^(8)(11)	One stop	SF +	4.75%	(i)	8.75%				12/2030	1,084	1,080	0.2	1,084
Metal Supermarkets US Buyer, LLC(8)(11)	One stop	SF +	4.75%	(i)	8.75%				12/2030	29	28	—	29
PetVet Care Centers LLC^	One stop	SF +	6.00%	(h)	10.16%				11/2030	4,395	4,332	0.7	4,043
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2029	—	(9)	—	(45)
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2030	—	(4)	—	—
Radiance Borrower, LLC	One stop	SF +	5.25%	(h)	9.41%				06/2031	61	57	—	61
Radiance Borrower, LLC^(25)	One stop	SF +	5.75%	(h)	7.16%	cash/	2.75%	PIK	06/2031	6,522	6,484	1.2	6,522
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	4,638	4,607	0.9	4,650
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	311	309	0.1	312
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	303	301	0.1	304
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	240	238	0.1	241
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	284	282	0.1	286
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	74	71	—	74
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	100	99	—	100
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	76	75	—	76
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	70	70	—	70
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.75%				08/2028	82	81	—	82
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	443	438	0.1	444
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	552	547	0.1	553
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	137	136	—	137
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	151	149	—	152
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	93	92	—	93
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	14	14	—	14
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	477	474	0.1	478
Salon Lofts Group, LLC(5)(25)	Second lien				N/A(6)				09/2029	—	(3)	—	4
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	55	54	—	55
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	150	149	—	150
Salon Lofts Group, LLC	Senior secured				N/A(6)				08/2028	—	—	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	9.75%				08/2028	216	214	—	216
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	260	259	0.1	263
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(i)	13.00%	PIK			09/2029	116	115	—	117
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(i)	9.25%				08/2028	33	33	—	33
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^	One stop	SF +	5.25%	(i)	9.25%				12/2029	1,164	1,153	0.2	1,153
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.	One stop	SF +	5.25%	(i)	9.25%				12/2028	105	103	—	102
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)	One stop				N/A(6)				12/2029	—	(2)	—	(1)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(9)	One stop	CA +	5.25%	(k)	7.70%				12/2029	2,365	2,383	0.4	2,342
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop				N/A(6)				10/2029	—	(1)	—	(1)
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(h)	9.16%				10/2029	67	66	—	66
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.00%	(h)	9.16%	10/2029	$1,293	$1,271	0.2%	$1,286
							53,141	52,674	9.6	52,666
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)	02/2032	—	(4)	—	(6)
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(h)	9.16%	02/2032	4,317	4,292	0.8	4,274
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(h)	9.16%	02/2032	855	850	0.2	846
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)	02/2032	—	(4)	—	(7)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(h)	9.16%	02/2032	73	72	—	72
							5,245	5,206	1.0	5,179
Water Utilities
Vessco Midco Holdings, LLC^	One stop	SF +	4.75%	(h)(j)	8.93%	07/2031	554	549	0.1	554
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)	07/2031	—	(1)	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.75%	(h)(j)	8.89%	07/2031	100	100	—	100
							654	648	0.1	654

Total debt investments							827,115	813,637	150.7	823,219
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.	Preferred stock	N/A	N/A		02/2023	N/A	21	$207	—%	$150

Air Freight & Logistics
RJW Group Holdings, Inc.(24)	LLC units	N/A	N/A		11/2024	N/A	412	254	0.1	327

Auto Components
Arnott, LLC	LP units	N/A	N/A		12/2024	N/A	—	33	—	30

Automobiles
CAP-KSI Holdings, LLC	Common stock	N/A	N/A		06/2024	N/A	192	—	—	49
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	192	192	0.1	213
CG Group Holdings, LLC	LLC units	N/A	N/A		07/2021	N/A	—	51	—	35
Go Car Wash Parent, Corp.(24)	Common stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	413	0.1	406
Go Car Wash Parent, Corp.	Preferred stock	N/A	N/A		04/2022	N/A	—	166	—	—
National Express Wash Parent Holdco, LLC	LLC units	N/A	N/A		07/2022	N/A	1	81	—	153
POY Holdings, LLC	LP interest	N/A	N/A		11/2022	N/A	41	20	—	44
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	125	125	—	164
Quick Quack Car Wash Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	25	25	—	31
Yorkshire Parent, Inc.	LP interest	N/A	N/A		12/2023	N/A	—	45	—	53
								1,118	0.2	1,148
Beverages
Spindrift Beverage Co. Inc.	LLC interest	N/A	N/A		02/2025	N/A	1	705	0.2	864

Building Products
BECO Holding Company, Inc.(24)	Common stock	N/A	11.75%	Non-Cash	11/2021	N/A	15	2,158	0.4	2,360
BECO Holding Company, Inc.	Common stock	N/A	N/A		11/2021	N/A	1	103	—	113
								2,261	0.4	2,473
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC	Preferred stock	N/A	N/A		10/2021	N/A	36	36	—	46
CHA Vision Holdings, Inc.	Warrant	N/A	N/A		01/2024	N/A	—	38	—	52
Radwell Parent, LLC	Preferred stock	N/A	N/A		03/2022	N/A	1	105	—	120
								179	—	218
Containers & Packaging
Chase Intermediate	LP units	N/A	N/A		04/2022	N/A	19	10	—	31
Packaging Coordinators Midco, Inc.	LP units	N/A	N/A		09/2025	N/A	8	76	—	76
								86	—	107
Diversified Consumer Services
CHVAC Services Investment, LLC	Preferred stock	N/A	N/A		05/2024	N/A	32	81	—	139
DP Flores Holdings, LLC	Preferred stock	N/A	N/A		09/2022	N/A	93	74	—	147
EMS LINQ, LLC	Preferred stock	N/A	N/A		12/2021	N/A	33	33	—	10
FPG Intermediate Holdco, LLC	LLC units	N/A	N/A		07/2025	N/A	1	510	0.1	509
HS Spa Holdings, Inc.	Warrant	N/A	N/A		05/2022	N/A	31	31	—	25
Kodiak Buyer, LLC	LP interest	N/A	N/A		08/2025	N/A	—	35	—	35
NSG Buyer, Inc.	Preferred stock	N/A	N/A		11/2022	N/A	1	588	0.2	889
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Virginia Green Acquisition, LLC	Preferred stock	N/A	N/A		12/2023	N/A	33	$33	—%	$38
								1,385	0.3	1,792
Electric Utilities
Smart Energy Systems, Inc.	Preferred stock	N/A	N/A		01/2025	N/A	2	9	—	43

Electrical Equipment
Wildcat TopCo, Inc.	Preferred stock	N/A	N/A		12/2024	N/A	47	47	—	64

Food Products
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		07/2021	N/A	—	34	—	13
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		09/2022	N/A	—	1	—	2
Zullas, L.C.	Warrant	N/A	N/A		06/2025	N/A	—	138	—	138
								173	—	153
Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	Preferred stock	N/A	N/A		08/2025	N/A	159	158	—	158
Isto Group, Inc.(9)	LP units	N/A	N/A		09/2025	N/A	1	95	—	94
								253	—	252
Healthcare Providers & Services
ERC Topco Holdings, LLC	LLC units	N/A	N/A		03/2025	N/A	—	412	0.1	329
HP TLE Buyer, Inc.	LP units	N/A	N/A		07/2025	N/A	59	59	—	59
Suveto Buyer, LLC	Common stock	N/A	N/A		11/2021	N/A	—	35	—	25
								506	0.1	413
Healthcare Technology
Amberfield Acquisition Co.	Preferred stock	N/A	N/A		05/2024	N/A	137	136	—	162
Modernizing Medicine, Inc.(24)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	1	928	0.2	949
Veranex, Inc.	LP units	N/A	N/A		08/2025	N/A	7	2	—	1
Veranex, Inc.	LP units	N/A	N/A		08/2025	N/A	24	—	—	—
Veranex, Inc.	LP units	N/A	N/A		08/2025	N/A	3	—	—	—
								1,066	0.2	1,112
Hotels, Restaurants & Leisure
Harri US LLC	Preferred stock	N/A	N/A		10/2023	N/A	4	50	—	65
Harri US LLC	LP units	N/A	N/A		02/2022	N/A	5	43	—	34
Harri US LLC	Common stock	N/A	N/A		10/2021	N/A	5	30	—	28
Harri US LLC	LP interest	N/A	N/A		10/2021	N/A	2	7	—	9
Harri US LLC	LLC units	N/A	N/A		03/2024	N/A	5	—	—	67
Harri US LLC	Warrant	N/A	N/A		02/2025	N/A	—	—	—	—
Harri US LLC	Warrant	N/A	N/A		06/2025	N/A	2	21	—	25
Patriot Acquireco, LLC	LP units	N/A	N/A		09/2025	N/A	157	157	—	157
PB Group Holdings, LLC	Preferred stock	N/A	N/A		08/2024	N/A	34	78	—	84
Rooster BidCo Limited(8)(10)	LLC units	N/A	N/A		03/2025	N/A	118	123	—	181
Saguaro Buyer, LLC	LP units	N/A	N/A		07/2025	N/A	—	200	0.1	213
								709	0.1	863
Insurance
Oakbridge Insurance Agency LLC	Preferred stock	N/A	N/A		11/2023	N/A	2	34	—	43

IT Services
Critical Start, Inc.	LLC units	N/A	N/A		05/2022	N/A	17	17	—	8
Kentik Technologies, Inc.	LP units	N/A	N/A		09/2021	N/A	33	189	—	191
Kentik Technologies, Inc.	Preferred stock	N/A	N/A		11/2024	N/A	1	2	—	3
Netwrix Corporation	Common stock	N/A	N/A		06/2022	N/A	4	8	—	10
								216	—	212
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Movement Holdings, LLC(8)(10)	LP units	N/A			N/A		03/2024	N/A	—	$144	—%	$84

Life Sciences Tools & Services
Celerion Buyer, Inc.(24)	LLC interest	N/A			N/A		11/2022	N/A	275	230	—	153
Celerion Buyer, Inc.	Common stock	N/A			N/A		11/2022	N/A	275	—	0.2	799
PAS Parent Inc.	LLC units	N/A			N/A		12/2021	N/A	1	82	—	101
PAS Parent Inc.	Preferred stock	N/A			N/A		03/2023	N/A	—	12	—	18
Reaction Biology Corporation	LLC units	N/A			N/A		03/2025	N/A	10	341	0.1	250
										665	0.3	1,321
Paper & Forest Products
Messenger, LLC	Preferred stock	N/A			N/A		12/2021	N/A	1	99	—	111
Messenger, LLC	Preferred stock	N/A			N/A		12/2021	N/A	—	—	—	—
										99	—	111
Pharmaceuticals
Cobalt Buyer Sub, Inc.(24)	LP interest	N/A			13.75%	Non-Cash	10/2021	N/A	—	777	0.2	822
Cobalt Buyer Sub, Inc.	LP interest	N/A			N/A		10/2021	N/A	—	10	—	4
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		10/2021	N/A	—	—	—	—
Creek Parent, Inc.	Preferred stock	N/A			N/A		12/2024	N/A	318	318	0.1	340
										1,105	0.3	1,166
Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	566	0.1	575
Enboarder, Inc.(8)	LLC units	N/A			N/A		01/2022	N/A	3	32	—	20
Filevine, Inc.	LP interest	N/A			N/A		04/2022	N/A	36	231	0.1	642
Filevine, Inc.	LLC units	N/A			N/A		05/2024	N/A	2	15	—	37
Filevine, Inc.	LP units	N/A			N/A		04/2022	N/A	5	8	—	85
Procure Acquireco, Inc.	LP interest	N/A			N/A		12/2021	N/A	—	42	—	62
										894	0.2	1,421
Software
Anaplan, Inc.	LLC units	N/A			N/A		06/2022	N/A	336	336	0.1	585
Auvik Networks Inc.(8)(11)	LLC units	N/A			N/A		07/2021	N/A	2	17	—	26
Auvik Networks Inc.(8)(11)	LP units	N/A			N/A		02/2023	N/A	—	2	—	3
Bayshore Intermediate #2, L.P.	LLC units	N/A			N/A		10/2021	N/A	243	243	0.1	311
CB Buyer, Inc.	Preferred stock	N/A			N/A		07/2024	N/A	77	77	—	48
Cynet Security Ltd.(8)(17)	Preferred stock	N/A			N/A		08/2022	N/A	13	46	—	70
Denali Bidco Limited(8)(10)	LP units	N/A			N/A		08/2023	N/A	35	21	—	60
Energy Worldnet, LLC(24)	Preferred stock	N/A			N/A		02/2025	N/A	50	52	—	54
GTY Technology Holdings, Inc.	Common stock	N/A			N/A		07/2022	N/A	26	26	—	59
Gurobi Optimization, LLC	LLC units	N/A			N/A		09/2024	N/A	—	63	—	69
Kaseya Inc.(24)	Preferred stock	SF +	10.75%	(i)	14.92%	Non-Cash	06/2022	N/A	1	1,531	0.3	1,578
Kaseya Inc.	Common stock	N/A			N/A		06/2022	N/A	46	46	—	48
LogicMonitor, Inc.	LLC units	N/A			N/A		12/2024	N/A	250	250	0.1	277
Menlo Ridgeview Co-Invest, LLC(8)	LLC units	N/A			N/A		05/2025	N/A	88	90	—	94
Ministry Brands Holdings LLC	Warrant	N/A			N/A		12/2021	N/A	46	46	—	36
Onit, Inc.(24)	Common stock	N/A			N/A		09/2025	N/A	—	6	—	7
Panzura, LLC	LLC units	N/A			N/A		03/2025	N/A	1	4	—	—
QAD, Inc.	LLC units	N/A			N/A		11/2021	N/A	—	97	—	97
QAD, Inc.	LP interest	N/A			N/A		11/2021	N/A	7	—	—	27
Riskonnect Parent, LLC(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	1	1,394	0.3	1,388
Riskonnect Parent, LLC(24)	LP units	SF +	10.50%	(i)	14.70%	Non-Cash	07/2022	N/A	1	968	0.2	1,001
Riskonnect Parent, LLC	Preferred stock	N/A			N/A		11/2021	N/A	52	53	—	53
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Riskonnect Parent, LLC(24)	LLC units	N/A	10.50%	Non-Cash	06/2024	N/A	—	$56	—%	$61
StrongDM, Inc.	Preferred stock	N/A	N/A		05/2025	N/A	40	213	0.1	222
Templafy APS and Templafy, LLC(8)(18)	Preferred stock	N/A	N/A		07/2022	N/A	—	8	—	2
Togetherwork Holdings, LLC	Preferred stock	N/A	N/A		07/2024	N/A	91	399	0.1	409
Transform Bidco Limited(8)(10)	LP units	N/A	N/A		04/2025	N/A	219	219	0.1	227
Tricentis Operations Holdings, Inc.	Preferred stock	N/A	N/A		02/2025	N/A	40	40	—	44
Zendesk, Inc.	LP units	N/A	N/A		11/2022	N/A	21	211	0.1	215
								6,514	1.5	7,071
Specialty Retail
Ave Holdings III, Corp(24)	Preferred stock	N/A	11.50%	Non-Cash	02/2022	N/A	1	1,390	0.2	1,014
Ave Holdings III, Corp	Preferred stock	N/A	N/A		02/2022	N/A	—	127	—	10
Metal Supermarkets US Buyer, LLC(8)(11)	Preferred stock	N/A	N/A		12/2024	N/A	—	—	—	3
Metal Supermarkets US Buyer, LLC(8)(11)	LLC units	N/A	N/A		12/2024	N/A	—	33	—	35
Salon Lofts Group, LLC	Preferred stock	N/A	N/A		08/2022	N/A	—	123	—	96
VSG Acquisition Corp. and Sherrill, Inc.	LP interest	N/A	N/A		04/2022	N/A	—	5	—	6
								1,678	0.2	1,164

Total equity investments								20,340	4.1	22,602

Total investments								833,977	154.8	845,821

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			3.99%	(26)				$7,714	1.4%	$7,714
Total money market funds								7,714	1.4	7,714
Total investments and money market funds								$841,691	156.2%	$853,535
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

^	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Sterling Overnight Index Average (“SONIA” or “SN”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2025, as the loan could have priced or repriced based on an index rate prior to September 30, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.25% as of September 30, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.93% as of September 30, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of September 30, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.10% as of September 30, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.58% as of September 30, 2025.
(f) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.97% as of September 30, 2025.
(g) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.24% as of September 30, 2025.
(h) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 4.13% as of September 30, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.98% as of September 30, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.85% as of September 30, 2025.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.45% as of September 30, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2025.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 6. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of September 30, 2025, meaning that the Company has ceased recognizing interest income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, total non-qualifying assets at fair value represented 11.7% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2025 .
(26)The rate shown is the annualized seven-day yield as of September 30, 2025.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
PPW Aero Buyer, Inc.^	One stop	SF +	6.50%	(h)(i)	11.24%				02/2029	$7,619	$7,451	1.7%	$7,734
PPW Aero Buyer, Inc.	One stop	SF +	6.50%	(a)(h)(i)	12.20%				02/2029	26	25	—	26
PPW Aero Buyer, Inc.	One stop				N/A(6)				02/2029	—	—	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.50%	(i)	10.10%				02/2029	17	17	—	17
										7,662	7,493	1.7	7,777
Auto Components
Collision SP Subco, LLC#	One stop	SF +	5.50%	(i)	10.75%				01/2030	3,297	3,239	0.7	3,297
Collision SP Subco, LLC	One stop	SF +	5.50%	(h)(j)	10.36%				01/2030	602	585	0.1	602
Collision SP Subco, LLC	One stop	SF +	5.50%	(i)	10.75%				01/2030	81	72	—	81
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(i)	9.97%				08/2027	272	270	0.1	263
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(h)	9.45%				08/2027	55	54	—	53
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(h)	9.62%				08/2027	30	29	—	27
OEConnection, LLC(5)	One stop				N/A(6)				04/2031	—	(5)	—	—
OEConnection, LLC(5)	One stop				N/A(6)				04/2031	—	(6)	—	—
OEConnection, LLC#	One stop	SF +	5.25%	(h)	10.10%				04/2031	5,758	5,704	1.3	5,758
										10,095	9,942	2.2	10,081
Automobiles
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(i)	9.85%				06/2030	1,957	1,928	0.4	1,957
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(h)	10.10%				06/2030	54	50	—	54
CG Group Holdings, LLC(24)	One stop	SF +	8.75%	(i)	11.35%	cash/	2.00%	PIK	07/2027	1,843	1,824	0.4	1,825
CG Group Holdings, LLC(24)	One stop	SF +	8.75%	(h)	11.60%	cash/	2.00%	PIK	07/2026	352	349	0.1	349
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,688	1,678	0.4	1,688
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	1,008	1,003	0.2	1,008
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	302	300	0.1	302
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	183	182	—	183
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	174	173	—	174
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	152	151	—	152
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	125	125	—	125
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	122	121	—	122
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	122	121	—	122
Denali Midco 2, LLC^	One stop	SF +	6.00%	(h)	10.95%				12/2027	100	100	—	100
Denali Midco 2, LLC#	One stop	SF +	6.50%	(h)	11.45%				12/2027	94	92	—	94
Denali Midco 2, LLC(5)	One stop				N/A(6)				12/2027	—	(45)	—	—
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.45%				12/2027	25	25	—	25
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.45%				12/2027	21	21	—	21
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.45%				12/2027	13	12	—	13
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.45%				12/2027	6	6	—	6
Denali Midco 2, LLC	One stop	SF +	6.00%	(h)	10.95%				12/2027	65	63	—	65
Denali Midco 2, LLC	One stop	SF +	6.50%	(h)	11.45%				12/2027	29	29	—	29
Denali Midco 2, LLC^	One stop	SF +	5.75%	(h)	10.70%				12/2027	691	686	0.2	691
High Bar Brands Operating, LLC#	Senior secured	SF +	5.00%	(i)	9.60%				12/2029	275	271	0.1	275
High Bar Brands Operating, LLC#	Senior secured	SF +	5.00%	(i)	9.60%				12/2029	57	56	—	57
High Bar Brands Operating, LLC(5)	Senior secured				N/A(6)				12/2029	—	(1)	—	—
High Bar Brands Operating, LLC	Senior secured	SF +	5.00%	(i)	9.60%				12/2029	49	47	—	49
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.50%	(i)	10.74%				07/2029	8,543	8,483	1.8	8,372
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(j)	9.75%				07/2029	64	63	—	60
National Express Wash Parent Holdco, LLC(5)	One stop				N/A(6)				07/2029	—	(13)	—	—
POY Holdings, LLC#^	One stop	SF +	5.50%	(i)	10.25%				11/2027	5,160	5,078	1.1	5,160
POY Holdings, LLC#^	One stop	SF +	5.50%	(i)	10.25%				11/2027	3,937	3,885	0.9	3,937
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
POY Holdings, LLC#	One stop	SF +	5.50%	(i)	10.25%				11/2027	$227	$225	0.1%	$227
POY Holdings, LLC	One stop	SF +	5.50%	(i)	10.29%				11/2027	17	15	—	17
POY Holdings, LLC	One stop	SF +	5.50%	(i)	10.29%				11/2027	122	122	—	122
POY Holdings, LLC	One stop	SF +	5.50%	(i)	10.25%				11/2027	274	273	0.1	274
POY Holdings, LLC	One stop				N/A(6)				11/2027	—	—	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(i)	10.89%				11/2027	367	365	0.1	367
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	9.60%				06/2031	451	447	0.1	451
Quick Quack Car Wash Holdings, LLC	One stop				N/A(6)				06/2031	—	—	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%		9.60%				06/2031	17	16	—	17
Yorkshire Parent, Inc.^	One stop	SF +	6.00%	(i)	10.60%				12/2029	7,264	7,201	1.6	7,264
Yorkshire Parent, Inc.(5)	One stop				N/A(6)				12/2029	—	(13)	—	—
Yorkshire Parent, Inc.(5)	One stop				N/A(6)				12/2029	—	(17)	—	—
										35,950	35,497	7.7	35,754
Banks
OSP Hamilton Purchaser, LLC#	One stop	SF +	5.00%	(i)	10.25%				12/2029	1,342	1,327	0.3	1,342
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	10.26%				12/2029	254	241	—	254
OSP Hamilton Purchaser, LLC(5)	One stop				N/A(6)				12/2029	—	(2)	—	—
										1,596	1,566	0.3	1,596
Beverages
Financial Information Technologies, LLC#	One stop	SF +	5.25%	(i)	9.85%				06/2030	2,803	2,763	0.6	2,803
Financial Information Technologies, LLC(24)	One stop	N/A			14.00%	PIK			06/2031	1,549	1,516	0.3	1,549
Financial Information Technologies, LLC#^	One stop	SF +	5.25%	(i)	9.85%				06/2030	1,158	1,145	0.3	1,158
Financial Information Technologies, LLC(5)	One stop				N/A(6)				06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop				N/A(6)				06/2030	—	(4)	—	—
										5,510	5,419	1.2	5,510
Building Products
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(i)	10.00%				11/2028	3,828	3,806	0.8	3,828
BECO Holding Company, Inc.(5)	One stop				N/A(6)				11/2027	—	(3)	—	—
										3,828	3,803	0.8	3,828
Capital Markets
BlueMatrix Holdings, LLC#	One stop	SF +	5.25%	(i)	9.85%				01/2031	4,871	4,833	1.1	4,871
BlueMatrix Holdings, LLC(5)	One stop				N/A(6)				01/2031	—	(7)	—	—
BlueMatrix Holdings, LLC(5)	One stop				N/A(6)				01/2031	—	(13)	—	—
										4,871	4,813	1.1	4,871
Chemicals
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(h)	9.60%				03/2029	341	338	0.1	338
Krayden Holdings, Inc.(5)	Senior secured				N/A(6)				03/2029	—	(1)	—	(1)
Krayden Holdings, Inc.(5)	Senior secured				N/A(6)				03/2029	—	(2)	—	(2)
PHM NL SP Bidco B.V.(8)(9)(12)(24)	One stop	E +	9.25%	(d)	9.41%	cash/	3.00%	PIK	09/2028	2,056	2,116	0.4	1,851
PHM NL SP Bidco B.V.(8)(12)(24)	One stop	SF +	9.25%	(g)	11.33%	cash/	3.00%	PIK	09/2028	803	795	0.2	723
PHM NL SP Bidco B.V.(8)(9)(12)(24)	One stop	SN +	6.75%	(f)	8.70%	cash/	3.00%	PIK	09/2028	462	455	0.1	416
PHM NL SP Bidco B.V.(8)(9)(12)(24)	One stop	E +	6.75%	(d)	7.50%	cash/	3.00%	PIK	09/2028	214	214	—	193
										3,876	3,915	0.8	3,518
Commercial Services & Supplies
BradyIFS Holdings, LLC#	One stop	SF +	6.00%	(i)	11.25%				10/2029	7,172	7,051	1.5	7,172
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(h)(i)	11.18%				10/2029	566	559	0.1	566
CI (Quercus) Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	9.63%				06/2031	1,154	1,143	0.3	1,154
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	10.05%				06/2031	18	4	—	18
CI (Quercus) Intermediate Holdings, LLC(5)	One stop				N/A(6)				06/2031	—	(4)	—	—
Encore Holdings, LLC^	One stop	SF +	5.50%	(i)	10.25%				11/2028	5,359	5,275	1.2	5,373
Encore Holdings, LLC#	One stop	SF +	5.50%	(i)	10.20%				11/2028	1,066	1,049	0.2	1,068
Encore Holdings, LLC	One stop	SF +	5.25%	(i)	10.11%				11/2028	659	648	0.1	659
FR Vision Holdings, Inc.#	One stop	SF +	5.50%	(i)	10.78%				01/2031	6,329	6,272	1.4	6,329
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(i)	10.78%				01/2031	533	514	0.1	533
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FR Vision Holdings, Inc.(5)	One stop				N/A(6)		01/2030	$—	$(5)	—%	$—
Kleinfelder Intermediate, LLC#	One stop	SF +	6.25%	(i)	11.31%		09/2030	845	822	0.2	845
Kleinfelder Intermediate, LLC	One stop	P +	4.00%	(a)	12.00%		09/2028	27	25	—	27
Kleinfelder Intermediate, LLC(5)	One stop				N/A(6)		09/2030	—	(1)	—	—
Profile Products LLC	One stop	SF +	5.50%	(h)	10.70%		11/2027	351	347	0.1	334
Profile Products LLC(8)	One stop	SF +	5.50%	(h)	10.70%		11/2027	71	70	—	68
Profile Products LLC	One stop	P +	4.50%	(a)	12.50%		11/2027	36	36	—	34
Profile Products LLC(5)	One stop				N/A(6)		11/2027	—	—	—	(2)
PSC Parent, Inc.	One stop				N/A(6)		04/2031	—	—	—	—
PSC Parent, Inc.	One stop	SF +	5.25%		10.10%		04/2031	74	73	—	74
PSC Parent, Inc.	One stop	SF +	5.25%	(a)(h)	10.36%		04/2030	44	44	—	44
PSC Parent, Inc.#	One stop	SF +	5.25%	(h)	10.42%		04/2031	443	438	0.1	443
Radwell Parent, LLC^	One stop	SF +	5.50%	(i)	10.10%		03/2029	8,282	8,196	1.8	8,200
Radwell Parent, LLC#	One stop	SF +	5.50%	(i)	10.10%		03/2029	303	297	0.1	300
Radwell Parent, LLC	One stop	SF +	5.50%	(i)	10.10%		03/2029	58	51	—	55
Radwell Parent, LLC	One stop	SF +	5.50%	(i)	10.10%		03/2029	125	122	—	122
WRE Holding Corp.(5)	One stop				N/A(6)		07/2030	—	(7)	—	—
WRE Holding Corp.^	One stop	SF +	5.00%	(j)	9.25%		07/2031	4,907	4,860	1.1	4,907
WRE Holding Corp.	One stop	SF +	5.00%	(j)	9.81%		07/2031	72	65	—	72
								38,494	37,944	8.3	38,395
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop				N/A(6)		05/2031	—	(1)	—	—
Consor Intermediate II, LLC	One stop				N/A(6)		05/2031	—	—	—	—
Consor Intermediate II, LLC#	One stop	SF +	4.75%	(i)	9.35%		05/2031	325	324	0.1	325
								325	323	0.1	325
Containers & Packaging
Chase Intermediate^	One stop	SF +	4.75%	(i)	10.00%		10/2028	4,051	4,029	0.9	4,051
Chase Intermediate(5)	One stop				N/A(6)		10/2028	—	(2)	—	—
Chase Intermediate	One stop	SF +	4.75%	(i)	9.90%		10/2028	82	80	—	82
Fortis Solutions Group, LLC^	One stop	SF +	5.50%	(i)	10.20%		10/2028	2,090	2,070	0.5	2,049
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	10.20%		10/2028	17	10	—	6
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(i)	10.20%		10/2028	6	2	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(a)(i)	10.78%		10/2027	81	77	—	76
								6,327	6,266	1.4	6,269
Diversified Consumer Services
Any Hour, LLC	One stop	SF +	5.00%	(i)	10.28%		05/2030	78	72	—	70
Any Hour, LLC(24)	One stop	N/A			13.00%	PIK	05/2031	875	859	0.2	866
Any Hour, LLC	One stop	SF +	5.00%	(i)	9.90%		05/2030	133	128	—	129
Any Hour, LLC^	One stop	SF +	5.00%	(i)	9.60%		05/2030	2,757	2,718	0.6	2,729
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.86%		10/2030	6	5	—	5
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.86%		10/2030	2,060	2,010	0.4	2,039
Apex Service Partners, LLC	One stop	SF +	5.00%	(h)	9.86%		10/2029	319	293	0.1	314
Apex Service Partners, LLC#	One stop	SF +	5.00%	(h)	9.86%		10/2030	8,653	8,434	1.9	8,566
CHVAC Services Investment, LLC	One stop	SF +	5.00%	(i)	9.60%		05/2030	113	109	—	113
CHVAC Services Investment, LLC	One stop				N/A(6)		05/2030	—	—	—	—
CHVAC Services Investment, LLC#	One stop	SF +	5.00%	(i)	9.60%		05/2030	242	240	0.1	242
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.50%	(g)(i)	10.83%		07/2027	3,954	3,896	0.9	3,954
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.50%	(i)	10.75%		07/2027	2,986	2,941	0.6	2,986
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.50%	(i)	10.74%		07/2027	2,634	2,595	0.6	2,634
Entomo Brands Acquisitions, Inc.#	Senior secured	SF +	5.50%	(i)	10.25%		07/2029	360	355	0.1	360
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	10.25%		07/2029	15	14	—	15
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	10.25%		07/2029	103	101	—	103
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.73%		07/2027	142	141	—	142
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.73%		07/2027	96	96	—	96
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.73%				07/2027	$94	$93	—%	$94
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.65%				07/2027	86	85	—	86
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.72%				07/2027	62	61	—	62
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(i)	10.68%				07/2027	43	43	—	43
COP Hometown Acquisitions, Inc.	Senior secured				N/A(6)				07/2027	—	—	—	—
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	11.41%				12/2027	523	520	0.1	523
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	11.41%				12/2027	31	31	—	31
FPG Intermediate Holdco, LLC(24)	One stop	SF +	6.75%	(j)	7.25%	cash/	4.00%	PIK	03/2027	904	894	0.2	705
FPG Intermediate Holdco, LLC(24)	One stop	SF +	6.75%	(j)	7.25%	cash/	4.00%	PIK	03/2027	775	767	0.1	604
FPG Intermediate Holdco, LLC(24)	One stop	SF +	6.75%	(h)(j)	7.81%	cash/	4.00%	PIK	03/2027	41	41	—	41
FSS Buyer LLC	One stop	SF +	5.00%	(h)	9.85%				08/2028	305	301	0.1	305
FSS Buyer LLC	One stop				N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.25%	(i)	10.31%				06/2029	432	426	0.1	432
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(h)	11.15%				06/2028	19	19	—	19
HS Spa Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Litera Bidco, LLC	One stop				N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(h)	9.85%				05/2028	87	87	—	87
Litera Bidco, LLC	One stop				N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%	(h)	9.85%				05/2028	428	426	0.1	428
Mario Purchaser, LLC#	One stop	SF +	5.75%	(h)	10.70%				04/2029	414	409	0.1	410
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.70%				04/2029	537	529	0.1	531
Mario Purchaser, LLC(24)	One stop	SF +	10.75%	(h)	15.70%	PIK			04/2032	262	259	0.1	259
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.70%				04/2028	5	4	—	4
Mario Purchaser, LLC	One stop	SF +	5.75%	(h)	10.70%				04/2029	70	63	—	63
NSG Buyer, Inc. #^	One stop	SF +	6.25%	(h)	11.20%				11/2029	7,231	7,134	1.6	7,284
NSG Buyer, Inc. (5)	One stop				N/A(6)				11/2028	—	(15)	—	—
NSG Buyer, Inc. (5)	One stop				N/A(6)				11/2029	—	(8)	—	—
NSG Buyer, Inc. ^	One stop	SF +	5.50%	(h)	10.35%				11/2029	1,152	1,124	0.2	1,152
RW AM Holdco LLC#	One stop	SF +	5.25%	(i)	9.95%				04/2028	990	984	0.2	921
RW AM Holdco LLC(5)	One stop				N/A(6)				04/2028	—	(1)	—	(6)
Virginia Green Acquisition, LLC#	One stop	SF +	5.25%	(j)	9.50%				12/2030	6,860	6,799	1.5	6,860
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(10)	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.25%	(j)	9.50%				12/2030	283	258	0.1	283
										47,160	46,329	10.1	46,584
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	6.25%	(i)	10.85%				10/2028	1,091	1,073	0.2	1,091
Avalara, Inc.(5)	One stop				N/A(6)				10/2028	—	(2)	—	—
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(5)	—	—
Baker Tilly Advisory Group, LP^	One stop	SF +	5.00%	(h)	9.85%				06/2031	1,532	1,511	0.3	1,532
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2031	—	(2)	—	—
Banker's Toolbox, Inc.^	One stop	SF +	4.50%	(i)	9.10%				07/2027	1,357	1,347	0.3	1,357
Banker's Toolbox, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(24)	Subordinated debt	E +	8.00%	(d)	3.59%	cash/	8.00%	PIK	07/2032	102	98	—	101
Ceres Groupe SAS & Ceres PikCo^(8)(9)(20)	One stop	E +	5.25%	(d)	8.84%				07/2031	482	464	0.1	478
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	—
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	—
Finastra USA, Inc.	One stop	SF +	7.25%	(i)	12.18%				09/2029	23	22	—	23
Finastra USA, Inc.#	One stop	SF +	7.25%	(i)	12.18%				09/2029	4,925	4,844	1.1	4,944
Flash Topco, Inc.	One stop	SF +	5.75%	(i)	11.10%				10/2028	929	924	0.2	883
Flash Topco, Inc.	One stop	SF +	6.50%	(i)	11.71%				10/2028	72	71	—	68
Flash Topco, Inc.	One stop	SF +	6.50%	(i)	11.72%				12/2024	36	36	—	36
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(h)	9.35%				11/2028	1,598	1,587	0.4	1,598
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.75%	(h)	9.60%				11/2028	115	112	—	115
										12,262	12,080	2.6	12,226
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electrical Equipment
Power Grid Holdings, Inc.#	One stop	SF +	4.75%	(i)	10.00%				12/2030	$242	$238	0.1%	$242
Power Grid Holdings, Inc.(5)	One stop				N/A(6)				12/2030	—	(1)	—	—
										242	237	0.1	242
Electronic Equipment, Instruments & Components
CST Holding Company#	One stop	SF +	5.00%	(h)	9.95%				11/2028	2,220	2,133	0.5	2,220
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(2)	—	—
										2,220	2,131	0.5	2,220
Food & Staples Retailing
Wineshipping.com LLC	One stop	SF +	5.75%	(j)	10.74%				10/2027	375	373	0.1	356
Wineshipping.com LLC	One stop	SF +	5.75%	(a)(i)	11.20%				10/2027	73	73	—	69
Wineshipping.com LLC	One stop	SF +	5.75%	(i)	11.20%				10/2027	10	10	—	10
										458	456	0.1	435
Food Products
Blast Bidco Inc.#	One stop	SF +	6.00%	(i)	10.60%				10/2030	7,061	6,970	1.5	7,061
Blast Bidco Inc.(5)	One stop				N/A(6)				10/2029	—	(10)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(i)	10.33%				08/2030	1,189	1,177	0.3	1,177
Eagle Family Foods Group, LLC	One stop	SF +	5.00%	(i)	10.33%				08/2030	18	17	—	17
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	11.00%				07/2027	550	547	0.1	545
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)	11.00%				07/2027	98	97	—	97
Ultimate Baked Goods Midco LLC	One stop	SF +	6.25%	(i)	11.41%				08/2027	370	368	0.1	370
Ultimate Baked Goods Midco LLC	One stop	SF +	6.25%	(i)	11.40%				08/2027	24	22	—	24
Ultimate Baked Goods Midco LLC^	One stop	SF +	5.50%	(i)	10.66%				08/2027	574	571	0.1	574
Whitebridge Pet Brands, LLC#^	One stop	SF +	4.75%	(h)	9.70%				07/2027	1,115	1,109	0.3	1,115
Whitebridge Pet Brands, LLC(5)	One stop				N/A(6)				07/2027	—	(1)	—	—
Wizard Bidco Limited#(8)(10)	One stop	SF +	6.00%	(i)	10.60%				03/2029	650	640	0.1	650
Wizard Bidco Limited(8)(9)(10)(24)	One stop	SN +	5.00%	(f)	8.45%	cash/	1.50%	PIK	03/2029	411	401	0.1	392
Wizard Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(f)	10.95%				03/2029	238	216	0.1	238
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	4.75%	(f)	9.70%				09/2028	64	58	—	61
Wizard Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				03/2029	—	(2)	—	—
										12,362	12,180	2.7	12,321
Healthcare Equipment & Supplies
Belmont Instrument, LLC#	One stop	SF +	6.25%	(i)	10.85%				08/2028	1,870	1,840	0.4	1,870
Belmont Instrument, LLC	One stop	SF +	6.25%	(i)	10.85%				08/2028	29	28	—	29
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(i)	10.56%				06/2031	3,682	3,647	0.8	3,645
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				05/2030	—	(4)	—	(4)
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				06/2031	—	(8)	—	(8)
TIDI Legacy Products, Inc.#	One stop	SF +	5.50%	(h)	10.35%				12/2029	752	748	0.2	752
TIDI Legacy Products, Inc.(5)	One stop				N/A(6)				12/2029	—	(1)	—	—
TIDI Legacy Products, Inc.	One stop				N/A(6)				12/2029	—	—	—	—
YI, LLC#	One stop	SF +	5.75%	(h)	10.87%				12/2029	2,930	2,880	0.6	2,930
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(10)	—	—
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(5)	—	—
										9,263	9,115	2.0	9,214
Healthcare Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	10.22%				12/2027	941	936	0.2	941
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	10.20%				12/2027	334	332	0.1	334
AAH TOPCO, LLC (24)	Subordinated debt	N/A			11.50%	PIK			12/2031	216	214	0.1	203
AAH TOPCO, LLC	One stop				N/A(6)				12/2027	—	—	—	—
AAH TOPCO, LLC	One stop	SF +	5.25%	(h)	10.22%				12/2027	1,694	1,663	0.4	1,694
Bamboo US Bidco LLC#(24)	One stop	SF +	6.75%	(i)	8.62%	cash/	3.38%	PIK	09/2030	2,469	2,408	0.5	2,444
Bamboo US Bidco LLC#(8)(9)(24)	One stop	E +	6.75%	(c)	7.01%	cash/	3.38%	PIK	09/2030	1,711	1,584	0.4	1,694
Bamboo US Bidco LLC(5)	One stop				N/A(6)				09/2029	—	(13)	—	(4)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bamboo US Bidco LLC(24)	One stop	SF +	6.75%	(i)	8.56%	cash/	3.38%	PIK	09/2030	$183	$178	—%	$179
Community Care Partners, LLC#	One stop	SF +	6.00%	(h)	10.96%				06/2026	130	130	—	126
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%				04/2031	1,538	1,418	0.3	1,523
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)				04/2031	—	(5)	—	(6)
Datix Bidco Limited and RL Datix Holdings, Inc.#(8)(10)	One stop	SF +	5.50%	(j)	10.81%				04/2031	2,484	2,437	0.5	2,459
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)				10/2030	—	(9)	—	(5)
ERC Topco Holdings, LLC(7)(24)	One stop	SF +	6.25%	(i)	7.60%	cash/	3.25%	PIK	11/2028	2,200	2,175	0.3	1,320
ERC Topco Holdings, LLC(7)(24)	One stop	SF +	6.25%	(i)	8.38%	cash/	3.25%	PIK	11/2027	116	114	—	56
ERC Topco Holdings, LLC(7)(24)	One stop	SF +	6.25%	(i)	4.60%	cash/	6.25%	PIK	11/2028	36	36	—	22
ERC Topco Holdings, LLC(7)(24)	One stop	SF +	6.25%	(i)	4.60%	cash/	6.25%	PIK	11/2028	1	1	—	1
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(h)	9.70%				12/2026	295	294	0.1	292
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(h)	9.70%				12/2026	47	46	—	46
Heartland Veterinary Partners LLC	Senior secured				N/A(6)				12/2026	—	—	—	—
Premise Health Holding Corp.#	One stop	SF +	5.50%	(j)	10.76%				03/2031	6,511	6,421	1.4	6,511
Premise Health Holding Corp.(5)	One stop				N/A(6)				03/2030	—	(10)	—	—
Suveto Buyer, LLC^	One stop	SF +	4.25%	(h)	9.20%				09/2027	1,103	1,098	0.3	1,099
Suveto Buyer, LLC	One stop	SF +	4.25%	(a)(h)	9.58%				09/2027	98	97	—	97
										22,107	21,545	4.6	21,026
Healthcare Technology
Alegeus Technologies Holdings Corp.	Senior secured	SF +	8.25%	(i)	13.46%				09/2026	20	20	—	20
Amberfield Acquisition Co.(5)	One stop				N/A(6)				05/2030	—	(2)	—	—
Amberfield Acquisition Co.	One stop				N/A(6)				05/2030	—	—	—	—
Amberfield Acquisition Co.#	One stop	SF +	5.00%	(i)	9.60%				05/2030	400	396	0.1	400
Color Intermediate, LLC#	Senior secured	SF +	4.75%	(i)	9.45%				10/2029	1,056	1,040	0.2	1,056
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(h)(i)	13.00%				01/2029	367	361	0.1	367
Crow River Buyer, Inc.	One stop	SF +	7.75%	(i)	12.85%				01/2029	13	12	—	13
HealthEdge Software, Inc.^	One stop	SF +	4.75%	(h)	9.85%				07/2031	445	441	0.1	440
HealthEdge Software, Inc.(5)	One stop				N/A(6)				07/2031	—	(1)	—	(1)
HealthEdge Software, Inc.(5)	One stop				N/A(6)				07/2031	—	(1)	—	(1)
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(i)	9.78%				07/2031	410	406	0.1	406
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(1)	—	(1)
Lacker Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				02/2031	2,057	1,914	0.4	2,057
Lacker Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(7)	—	—
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				02/2031	463	411	0.1	463
Neptune Holdings, Inc.#	One stop	SF +	5.75%	(i)	10.35%				09/2030	2,608	2,575	0.6	2,608
Neptune Holdings, Inc.(5)	One stop				N/A(6)				08/2029	—	(1)	—	—
Netsmart Technologies, Inc.^(24)	One stop	SF +	5.20%	(h)	7.35%	cash/	2.70%	PIK	08/2031	6,189	6,128	1.3	6,127
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(8)	—	(8)
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(4)	—	(4)
Plasma Buyer LLC#	One stop	SF +	5.75%	(i)	10.35%				05/2029	302	297	0.1	293
Plasma Buyer LLC	One stop	SF +	5.75%	(i)	10.35%				05/2028	19	19	—	18
Plasma Buyer LLC	One stop	SF +	6.25%	(i)	10.88%				05/2029	7	7	—	6
QF Holdings, Inc.	One stop	SF +	5.00%	(i)	10.35%				12/2027	35	35	—	35
Veranex, Inc.(7)(24)	Senior secured	SF +	6.75%	(j)	7.65%	cash/	4.25%	PIK	04/2028	127	126	—	90
Veranex, Inc.(7)(24)	Senior secured	SF +	6.75%	(j)	7.81%	cash/	4.25%	PIK	04/2028	43	42	—	30
Veranex, Inc.(7)(24)	Senior secured	SF +	6.75%	(j)	7.57%	cash/	4.25%	PIK	04/2028	32	32	—	23
										14,593	14,237	3.1	14,437
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(i)	11.21%				08/2028	$822	$816	0.2%	$822
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	11.40%				08/2028	41	41	—	41
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.85%				08/2028	18	18	—	18
Barteca Restaurants, LLC	One stop	SF +	6.00%	(i)	10.75%				08/2028	77	71	—	77
ESN Venture Holdings, LLC#^	One stop	SF +	5.75%	(i)	10.35%				10/2028	2,066	2,037	0.5	2,066
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.35%				10/2028	312	308	0.1	312
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.85%				10/2028	101	99	—	101
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.35%				10/2028	32	30	—	32
ESN Venture Holdings, LLC^	One stop	SF +	5.75%	(i)	10.35%				10/2028	143	141	—	143
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2028	—	(5)	—	—
ESN Venture Holdings, LLC	One stop	SF +	5.75%	(i)	10.93%				10/2028	353	350	0.1	353
GFP Atlantic Holdco 2, LLC#	One stop	SF +	6.00%	(i)	11.13%				11/2027	1,246	1,227	0.3	1,246
GFP Atlantic Holdco 2, LLC(5)	One stop				N/A(6)				11/2027	—	(22)	—	—
Harri US LLC(24)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	50	48	—	49
Harri US LLC(24)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	34	34	—	33
Harri US LLC(24)	One stop	SF +	10.00%	(i)	11.21%	cash/	4.00%	PIK	08/2026	33	33	—	32
Harri US LLC(5)	One stop				N/A(6)				08/2026	—	—	—	(1)
Harri US LLC(5)	One stop				N/A(6)				08/2026	—	(3)	—	(22)
Health Buyer, LLC#	Senior secured	SF +	5.25%	(i)	9.85%				04/2029	146	145	—	145
Health Buyer, LLC#	Senior secured	SF +	5.50%	(i)	10.10%				04/2029	75	74	—	75
Health Buyer, LLC	Senior secured				N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC	Senior secured	SF +	5.50%	(i)	10.10%				04/2029	30	29	—	30
Health Buyer, LLC	Senior secured				N/A(6)				04/2029	—	—	—	—
PB Group Holdings, LLC^(24)	One stop	SF +	5.50%	(h)	7.60%	cash/	2.75%	PIK	08/2030	3,251	3,235	0.7	3,235
PB Group Holdings, LLC(5)	One stop				N/A(6)				08/2030	—	(2)	—	(2)
SDC Holdco, LLC^	One stop	SF +	5.00%	(i)	9.60%				06/2031	6,459	6,428	1.4	6,459
SDC Holdco, LLC	One stop	SF +	5.00%	(i)	9.66%				06/2031	57	54	—	57
SDC Holdco, LLC(24)	Second lien	SF +	8.50%	(i)	13.10%	PIK			06/2032	993	986	0.2	993
Super REGO, LLC(24)	Subordinated debt	N/A			15.00%	PIK			03/2030	54	53	—	54
YE Brands Holding, LLC#	One stop	SF +	4.75%	(i)	9.35%				10/2027	2,947	2,922	0.7	2,947
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.47%				10/2027	27	27	—	27
YE Brands Holding, LLC	One stop	SF +	4.75%	(i)	9.40%				10/2027	332	327	0.1	332
										19,699	19,501	4.3	19,654
Industrial Conglomerates
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(i)	10.45%				07/2027	218	215	0.1	218
Dwyer Instruments, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(i)	10.45%				07/2027	55	54	—	55
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(i)	10.45%				07/2027	29	28	—	29
Dwyer Instruments, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(i)	10.29%				06/2031	3,421	3,388	0.7	3,387
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2030	—	(4)	—	(4)
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2031	—	(3)	—	(7)
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(i)	9.85%				08/2029	644	634	0.2	637
Excelitas Technologies Corp.#(8)(9)	One stop	E +	5.25%	(c)	8.60%				08/2029	123	113	—	122
Excelitas Technologies Corp.	One stop				N/A(6)				08/2028	—	—	—	—
Excelitas Technologies Corp.	One stop				N/A(6)				08/2029	—	—	—	—
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2029	—	(5)	—	(7)
										4,490	4,420	1.0	4,430
Insurance
Alera Group, Inc.^	One stop	SF +	5.25%	(h)	10.10%				10/2028	1,408	1,400	0.3	1,408
Alera Group, Inc.	One stop	SF +	5.25%	(h)	10.10%				10/2028	456	453	0.1	456
Alera Group, Inc.	One stop	SF +	5.25%	(h)	10.10%				10/2028	400	397	0.1	400
Alera Group, Inc.	One stop	SF +	5.75%	(h)	10.60%				10/2028	2,438	2,405	0.6	2,478
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.95%				07/2027	$179	$179	0.1%	$179
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.95%				07/2027	53	53	—	53
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(i)	9.95%				07/2027	50	50	—	50
AMBA Buyer, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.95%				07/2027	19	19	—	19
Ben Nevis Midco Limited#(8)(10)	One stop	SF +	5.50%	(h)	10.35%				03/2028	851	836	0.2	851
Ben Nevis Midco Limited#(8)(10)	One stop	SF +	5.50%	(i)	10.56%				03/2028	572	572	0.1	572
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(h)	10.34%				03/2028	90	90	—	90
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(h)	10.36%				03/2028	140	134	—	140
Captive Resources Midco, LLC^(24)	One stop	SF +	5.25%	(h)	10.10%				07/2029	4,747	4,687	1.0	4,747
Captive Resources Midco, LLC(5)	One stop				N/A(6)				07/2028	—	(1)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(i)	12.56%				03/2029	384	377	0.1	384
Disco Parent, Inc.(5)	One stop				N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC#	One stop	SF +	5.25%	(i)	10.06%				12/2030	4,886	4,842	1.1	4,898
Doxa Insurance Holdings LLC(5)	One stop				N/A(6)				12/2029	—	(9)	—	—
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	10.22%				12/2030	4,038	3,996	0.9	4,049
Doxa Insurance Holdings LLC	One stop				N/A(6)				12/2030	—	—	—	—
Gimlet Bidco GMBH#(8)(9)(19)	One stop	E +	5.75%	(c)	9.39%				04/2031	3,632	3,407	0.8	3,595
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.75%	(c)	9.39%				04/2031	269	242	0.1	254
Illumifin Corporation(24)	One stop	SF +	7.00%	(i)	6.54%	cash/	6.00%	PIK	09/2027	182	180	—	160
Integrated Specialty Coverages, LLC#	One stop	SF +	6.00%	(h)(i)(j)	10.98%				07/2030	414	405	0.1	414
Integrated Specialty Coverages, LLC(5)	One stop				N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC	One stop	SF +	6.00%	(h)(i)(j)	10.88%				07/2030	83	81	—	83
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(i)	10.07%				08/2028	3,201	3,165	0.7	3,169
Integrity Marketing Acquisition, LLC	One stop				N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	(10)
Keystone Agency Partners LLC#	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	1,589	1,565	0.3	1,589
Keystone Agency Partners LLC	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	332	329	0.1	332
Keystone Agency Partners LLC#	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	184	183	0.1	184
Keystone Agency Partners LLC	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	164	162	—	164
Keystone Agency Partners LLC	Senior secured	SF +	5.00%	(i)	9.60%				05/2027	5,420	5,317	1.2	5,420
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	6.00%	(c)	9.49%				02/2029	1,127	1,074	0.2	1,127
Oakbridge Insurance Agency LLC#	One stop	SF +	5.50%	(h)	10.66%				11/2029	3,157	3,130	0.7	3,157
Oakbridge Insurance Agency LLC	One stop	P +	4.50%	(a)(h)	12.07%				11/2029	158	154	—	158
Oakbridge Insurance Agency LLC	One stop	SF +	5.50%	(h)	10.66%				11/2029	126	113	—	126
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.25%	(i)	10.85%				05/2030	1,784	1,755	0.4	1,784
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(i)	10.85%				05/2030	595	585	0.1	595
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(i)	10.35%				10/2028	4,363	4,268	0.9	4,262
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.75%				10/2028	614	591	0.1	611
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.75%				10/2028	138	137	—	137
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(h)	9.95%				10/2028	28	26	—	27
										48,271	47,345	10.4	48,112
IT Services
CivicPlus, LLC(24)	One stop	SF +	5.75%	(i)	10.96%				08/2027	365	363	0.1	365
CivicPlus, LLC#(24)	One stop	SF +	5.75%	(i)	10.96%				08/2027	234	233	0.1	234
CivicPlus, LLC(24)	One stop	SF +	5.75%	(i)	10.96%				08/2027	171	170	0.1	171
CivicPlus, LLC(24)	One stop	SF +	11.75%	(j)	17.00%	PIK			06/2034	196	193	0.1	196
CivicPlus, LLC	One stop				N/A(6)				08/2027	—	—	—	—
Critical Start, Inc.#(24)	One stop	SF +	6.75%	(i)	8.40%	cash/	3.63%	PIK	05/2028	196	195	—	195
Critical Start, Inc.#(24)	One stop	SF +	6.75%	(i)	8.40%	cash/	3.63%	PIK	05/2028	107	106	—	106
Critical Start, Inc.	One stop				N/A(6)				05/2028	—	—	—	—
Goldcup 31018 AB(8)(9)(16)(24)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	890	806	0.2	890
Goldcup 31018 AB(8)(9)(16)(24)	One stop	E +	6.50%	(d)	10.18%	PIK			07/2029	83	78	—	83
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Goldcup 31018 AB(5)(8)(9)(16)	One stop				N/A(6)				01/2029	$—	$(1)	—%	$—
Netwrix Corporation^	One stop	SF +	5.50%	(i)	10.56%				06/2029	4,397	4,375	1.0	4,397
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	5.50%	(i)	10.56%				06/2029	622	581	0.1	679
PDQ Intermediate, Inc.(24)	Subordinated debt	N/A			13.75%	PIK			10/2031	57	56	—	57
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(3)	—	—
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(1)	—	—
ReliaQuest Holdings, LLC#(24)	One stop	SF +	6.75%	(i)	8.37%	cash/	3.63%	PIK	04/2031	7,984	7,947	1.7	7,984
WPEngine, Inc.#	One stop	SF +	6.50%	(i)	11.62%				08/2029	443	436	0.1	443
WPEngine, Inc.(5)	One stop				N/A(6)				08/2029	—	(1)	—	—
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(i)	11.56%				07/2027	435	435	0.1	427
Zarya Holdco, Inc.(5)	One stop				N/A(6)				07/2027	—	—	—	(1)
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(i)	11.56%				07/2027	173	170	—	170
										16,353	16,137	3.6	16,396
Leisure Products
Crunch Holdings, LLC(5)	One stop				N/A(6)				09/2031	—	(4)	—	(3)
Crunch Holdings, LLC^	One stop	SF +	4.75%	(h)	9.61%				09/2031	5,118	5,092	1.1	5,092
Movement Holdings, LLC#	One stop	SF +	5.25%	(h)	10.10%				03/2030	2,419	2,397	0.5	2,419
Movement Holdings, LLC(5)	One stop				N/A(6)				03/2030	—	(4)	—	—
Movement Holdings, LLC(5)	One stop				N/A(6)				03/2030	—	(15)	—	—
										7,537	7,466	1.6	7,508
Life Sciences Tools & Services
Celerion Buyer, Inc.#	One stop	SF +	5.50%	(i)	10.73%				11/2029	6,235	6,109	1.4	6,235
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop				N/A(6)				11/2029	—	(20)	—	—
Graphpad Software, LLC(5)	One stop				N/A(6)				06/2031	—	(1)	—	—
Graphpad Software, LLC^	One stop	SF +	4.75%	(i)	9.35%				06/2031	2,635	2,623	0.6	2,635
Graphpad Software, LLC	One stop	SF +	4.75%	(i)	9.35%				06/2031	66	63	—	66
PAS Parent Inc.(5)	One stop				N/A(6)				12/2028	—	(3)	—	(7)
PAS Parent Inc.^	One stop	SF +	5.00%	(h)	9.85%				12/2028	2,737	2,702	0.6	2,710
PAS Parent Inc.	One stop	SF +	5.00%	(h)	9.85%				12/2027	43	39	—	41
PAS Parent Inc.	One stop	SF +	5.00%	(h)	9.85%				12/2028	217	213	—	215
Reaction Biology Corporation(7)(24)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	330	324	0.1	254
Reaction Biology Corporation(7)(24)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	305	300	0.1	235
Reaction Biology Corporation(7)(24)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	203	200	—	156
Reaction Biology Corporation(7)(24)	One stop	SF +	6.90%	(i)	7.10%	cash/	4.40%	PIK	03/2029	97	95	—	75
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	10.40%				08/2027	56	56	—	55
Unchained Labs, LLC	Senior secured	SF +	5.50%	(h)	10.40%				08/2027	48	47	—	47
Unchained Labs, LLC	Senior secured				N/A(6)				08/2027	—	—	—	—
										12,972	12,746	2.8	12,717
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.75%	(i)	9.81%				08/2031	930	921	0.2	921
AI Titan Parent, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	(1)
AI Titan Parent, Inc.(5)	One stop				N/A(6)				08/2031	—	(1)	—	(1)
Blackbird Purchaser, Inc.#	One stop	SF +	5.50%	(i)	10.10%				12/2030	8,257	8,184	1.8	8,257
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	10.10%				12/2030	490	475	0.1	490
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(i)	10.10%				12/2029	165	155	—	165
										9,842	9,733	2.1	9,831
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Marine
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(i)	9.85%				04/2029	$4,367	$4,338	1.0%	$4,323
Project Nike Purchaser, LLC#	One stop	SF +	5.25%	(i)	9.85%				04/2029	99	98	—	98
Project Nike Purchaser, LLC	One stop	SF +	5.25%	(i)	9.85%				04/2029	75	74	—	74
										4,541	4,510	1.0	4,495
Media
Lotus Topco, Inc.(5)	One stop				N/A(6)				06/2030	—	(1)	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	9.00%				06/2030	411	408	0.1	411
Lotus Topco, Inc.(5)	One stop				N/A(6)				06/2030	—	(1)	—	—
										411	406	0.1	411
Oil, Gas & Consumable Fuels
Envernus, Inc.^	One stop	SF +	5.50%	(h)	10.35%				12/2029	5,487	5,415	1.2	5,487
Envernus, Inc.	One stop	SF +	5.50%	(h)	10.35%				12/2029	29	23	—	29
Envernus, Inc.(5)	One stop				N/A(6)				12/2029	—	(2)	—	—
										5,516	5,436	1.2	5,516
Paper & Forest Products
Messenger, LLC#^	One stop	SF +	5.75%	(i)	10.50%				12/2027	578	574	0.1	578
Messenger, LLC^	One stop	SF +	5.75%	(i)	11.15%				12/2027	174	173	0.1	174
Messenger, LLC	One stop	SF +	5.75%	(i)	10.50%				12/2027	87	87	—	87
Messenger, LLC	One stop				N/A(6)				12/2027	—	—	—	—
Messenger, LLC(5)(8)(9)	One stop				N/A(6)				12/2027	—	(1)	—	—
Messenger, LLC#(8)(9)	One stop	SN +	5.75%	(f)	0.108				12/2027	1,049	975	0.2	1,049
Messenger, LLC#	One stop	SF +	5.75%	(i)	0.105				12/2027	589	583	0.1	589
										2,477	2,391	0.5	2,477
Pharmaceuticals
Caerus Midco 3 S.A.R.L.#(8)(14)	One stop	SF +	5.00%	(i)	9.60%				05/2029	780	770	0.2	773
Caerus Midco 3 S.A.R.L.#(8)(14)	One stop	SF +	5.00%	(i)	9.60%				05/2029	139	137	—	138
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(i)	9.60%				05/2029	53	52	—	52
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(h)	9.87%				05/2029	46	45	—	45
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(i)	9.60%				05/2029	9	9	—	9
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(h)	10.35%				10/2028	590	582	0.1	583
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(h)	10.35%				10/2028	198	195	0.1	195
Cobalt Buyer Sub, Inc.#	One stop	SF +	5.50%	(h)	10.35%				10/2028	165	160	0.1	163
Cobalt Buyer Sub, Inc.	One stop	SF +	5.50%	(h)	10.35%				10/2027	14	12	—	12
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.50%	(h)	10.35%				10/2028	249	246	0.1	246
Cobalt Buyer Sub, Inc.(5)	One stop				N/A(6)				10/2028	—	(3)	—	(3)
Spark Bidco Limited(8)(9)(10)(24)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	1,514	1,544	0.3	1,454
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	6.00%	(f)	10.95%				08/2028	662	594	0.1	662
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(i)	10.60%				08/2028	475	469	0.1	475
Spark Bidco Limited(8)(9)(10)(24)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	184	155	—	176
Spark Bidco Limited(8)(9)(10)(24)	Senior secured	SN +	4.88%	(f)	8.70%	cash/	1.13%	PIK	08/2028	161	145	—	154
Spark Bidco Limited(5)(8)(9)(10)	Senior secured				N/A(6)				02/2028	—	(1)	—	(3)
										5,239	5,111	1.1	5,131
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(j)	10.50%				05/2029	548	542	0.1	555
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(j)	9.75%				05/2029	61	60	—	61
bswift, LLC#	One stop	SF +	6.38%	(i)	11.68%				11/2028	461	452	0.1	469
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)	10.32%				10/2027	303	301	0.1	303
Citrin Cooperman Advisors LLC#	One stop	SF +	5.00%	(i)	10.32%				10/2027	131	129	—	131
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(i)	10.42%				10/2027	39	38	—	39
Citrin Cooperman Advisors LLC#	One stop	SF +	5.25%	(i)	10.67%				10/2027	21	21	—	21
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(i)	10.67%				10/2027	55	54	—	55
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	10.02%				09/2028	326	322	0.1	326
DISA Holdings Corp.(24)	Subordinated debt	SF +	8.50%	(h)	11.51%	cash/	2.00%	PIK	03/2029	52	51	—	52
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	10.02%				09/2028	$37	$36	—%	$37
DISA Holdings Corp.	One stop	SF +	5.00%	(i)	10.02%				09/2028	46	45	—	46
DISA Holdings Corp.(5)	Senior secured				N/A(6)				09/2028	—	(2)	—	—
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(i)	10.02%				09/2028	494	487	0.1	494
DISA Holdings Corp.	Senior secured	SF +	5.00%	(i)	10.11%				09/2028	43	40	—	43
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(6)	—	(1)
Eclipse Buyer, Inc.^	One stop	SF +	4.75%	(i)	9.74%				09/2031	1,264	1,252	0.3	1,252
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	(1)
Eliassen Group, LLC#	One stop	SF +	5.75%	(i)	10.35%				04/2028	74	73	—	72
Eliassen Group, LLC	One stop	SF +	5.75%	(i)	10.88%				04/2028	15	15	—	15
Filevine, Inc.^(24)	One stop	SF +	6.50%	(i)	9.47%	cash/	2.50%	PIK	04/2027	308	303	0.1	312
Filevine, Inc.	One stop				N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC	One stop	SF +	6.00%	(i)	11.35%				09/2028	363	359	0.1	363
IG Investments Holdings, LLC	One stop	SF +	6.00%	(j)	11.35%				09/2028	34	34	—	34
IG Investments Holdings, LLC	One stop				N/A(6)				09/2027	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.25%	(i)	10.65%				11/2028	3,203	3,190	0.7	3,107
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(i)	10.65%				11/2028	153	152	—	146
NBG Acquisition Corp. and NBG-P Acquisition Corp.^	One stop	SF +	5.25%	(i)	10.72%				11/2028	235	233	0.1	228
Procure Acquireco, Inc.^	One stop	SF +	5.00%	(j)	9.99%				12/2028	943	937	0.2	943
Procure Acquireco, Inc.^	One stop	SF +	5.00%	(i)	9.75%				12/2028	132	132	—	132
Procure Acquireco, Inc.	One stop				N/A(6)				12/2028	—	—	—	—
Varicent Intermediate Holdings Corporation^(24)	One stop	SF +	0.06	(i)	0.0735	cash/	3.25%	PIK	08/2031	4,981	4,907	1.1	4,906
Varicent Intermediate Holdings Corporation(5)	One stop				N/A(6)				08/2031	—	(10)	—	(10)
Varicent Intermediate Holdings Corporation(5)	One stop				N/A(6)				08/2031	—	(9)	—	(10)
										14,322	14,137	3.1	14,120
Software
Anaplan, Inc.#	One stop	SF +	5.25%	(i)	9.85%				06/2029	8,552	8,494	1.9	8,552
Anaplan, Inc.(5)	One stop				N/A(6)				06/2028	—	(1)	—	—
Anaplan, Inc.#	One stop	SF +	5.25%	(i)	9.85%				06/2029	167	165	—	167
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				06/2029	684	613	0.1	684
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(f)	10.20%				06/2029	357	311	0.1	357
Arrow Buyer, Inc.#	One stop	SF +	5.75%	(i)	10.35%				07/2030	2,032	1,991	0.4	2,032
Arrow Buyer, Inc.(5)	One stop				N/A(6)				07/2030	—	(6)	—	—
Arrow Buyer, Inc.	One stop	SF +	5.75%	(i)	10.35%				07/2030	133	133	—	133
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2031	—	(1)	—	(1)
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2030	—	(1)	—	(1)
Artifact Bidco, Inc.#	One stop	SF +	4.50%	(i)	9.10%				05/2031	453	448	0.1	448
Auvik Networks Inc.^(8)(11)(24)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	428	426	0.1	428
Auvik Networks Inc.#(8)(11)(24)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	90	90	—	90
Auvik Networks Inc.(8)(11)	One stop				N/A(6)				07/2027	—	—	—	—
Auvik Networks Inc.#(8)(11)(24)	One stop	SF +	6.25%	(i)	8.25%	cash/	3.25%	PIK	07/2027	72	71	—	72
Azurite Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(h)	11.35%				03/2031	839	828	0.2	839
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.50%	(h)	11.35%				03/2031	1,221	1,199	0.3	1,221
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(4)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(2)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(2)	—	—
Baxter Planning Systems, LLC^(24)	One stop	SF +	6.25%	(i)	8.12%	cash/	3.38%	PIK	05/2031	1,234	1,226	0.3	1,234
Bayshore Intermediate #2, L.P.(24)	One stop	SF +	7.75%	(i)	13.13%	PIK			10/2028	4,592	4,550	1.0	4,592
Bayshore Intermediate #2, L.P.(5)	One stop				N/A(6)				10/2027	—	(2)	—	—
BestPass, Inc.^	One stop	SF +	5.25%	(h)	10.10%				08/2031	6,263	6,232	1.4	6,231
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	(3)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	$—	$(4)	—%	$(4)
Bloomerang, LLC^	One stop	SF +	6.00%	(h)	10.85%				12/2029	4,643	4,602	1.0	4,643
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(9)	—	—
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(12)	—	—
Bonterra LLC^(24)	One stop	SF +	7.75%	(i)	12.35%	PIK			09/2027	4,995	4,946	1.1	4,920
Bonterra LLC^	One stop	SF +	7.00%	(i)	11.60%				09/2027	3,591	3,565	0.8	3,537
Bonterra LLC	One stop	SF +	7.00%	(i)	11.64%				09/2027	116	115	—	113
Bonterra LLC^	One stop	SF +	7.00%	(i)	11.94%				09/2027	682	672	0.2	671
Bottomline Technologies, Inc.^	One stop	SF +	5.25%	(h)	10.10%				05/2029	1,536	1,516	0.3	1,521
Bottomline Technologies, Inc.#	One stop	SF +	5.75%	(h)	10.60%				05/2029	276	271	0.1	276
Bottomline Technologies, Inc.(5)	One stop				N/A(6)				05/2028	—	(2)	—	(2)
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	7.25%	(i)	12.53%				01/2029	507	495	0.1	507
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	7.25%	(i)	12.53%				01/2029	134	131	—	134
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(12)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(12)	One stop				N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%				08/2030	685	640	0.2	685
Camelia Bidco Limited#(8)(9)(10)	One stop	A +	5.50%	(e)	9.93%				08/2030	44	40	—	44
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	5.50%	(f)	10.45%				08/2030	97	87	—	97
Camelia Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(5)	—	—
CB Buyer, Inc.(5)	One stop				N/A(6)				07/2031	—	(6)	—	—
CB Buyer, Inc.^	One stop	SF +	5.25%	(i)	9.85%				07/2031	5,306	5,255	1.2	5,306
CB Buyer, Inc.(5)	One stop				N/A(6)				07/2031	—	(7)	—	—
Coupa Holdings, LLC#	One stop	SF +	5.50%	(i)	10.75%				02/2030	3,071	3,005	0.7	3,071
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(3)	—	—
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(i)	11.35%				11/2030	11,589	11,438	2.5	11,589
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(16)	—	—
Daxko Acquisition Corporation^	One stop	SF +	5.00%	(h)	9.85%				10/2028	1,530	1,521	0.3	1,530
Daxko Acquisition Corporation	One stop	SF +	5.00%	(h)	9.85%				10/2028	129	128	—	129
Daxko Acquisition Corporation	One stop	P +	4.00%	(a)	12.00%				10/2028	19	16	—	19
Daxko Acquisition Corporation	One stop	SF +	5.00%	(h)	9.85%				10/2028	8	8	—	8
Daxko Acquisition Corporation(5)	One stop				N/A(6)				10/2028	—	(3)	—	—
Denali Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(f)	10.95%				08/2030	1,080	1,000	0.2	1,086
Denali Bidco Limited#(8)(9)(10)	One stop	E +	6.00%	(c)	9.35%				08/2030	261	249	0.1	262
Denali Bidco Limited#(8)(9)(10)	One stop	E +	5.50%	(c)	8.85%				08/2030	1,805	1,696	0.4	1,805
Denali Bidco Limited(8)(9)(10)	One stop	E +	6.00%	(c)	9.35%				08/2030	365	341	0.1	367
Denali Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(17)	—	—
Dragon UK Bidco Limited(8)(9)(10)	One stop	SN +	5.75%	(f)	10.70%				02/2029	862	842	0.2	854
Dragon UK Bidco Limited(8)(9)(10)	One stop	CA +	5.75%	(k)	9.67%				02/2029	481	501	0.1	477
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				02/2029	—	—	—	(2)
Evergreen IX Borrower 2023, LLC#	One stop	SF +	4.75%	(i)	9.35%				09/2030	5,477	5,333	1.2	5,422
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(16)	—	(5)
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	9.35%				09/2030	397	393	0.1	393
Gainsight, Inc.(24)	One stop	SF +	6.00%	(i)	11.40%	PIK			07/2027	761	756	0.2	761
Gainsight, Inc.(24)	One stop	SF +	6.00%	(i)	11.40%	PIK			07/2027	64	63	—	64
GTY Technology Holdings, Inc.^(24)	One stop	SF +	6.88%	(i)	7.18%	cash/	4.30%	PIK	07/2029	1,821	1,799	0.4	1,803
GTY Technology Holdings, Inc.^(24)	One stop	SF +	6.88%	(h)	7.54%	cash/	4.30%	PIK	07/2029	1,189	1,172	0.3	1,177
GTY Technology Holdings, Inc.^(24)	One stop	SF +	6.88%	(i)	7.18%	cash/	4.30%	PIK	07/2029	218	217	0.1	216
GTY Technology Holdings, Inc.(5)	One stop				N/A(6)				07/2029	—	(1)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop				N/A(6)				07/2029	—	(8)	—	—
GTY Technology Holdings, Inc.^(24)	One stop	SF +	7.13%	(i)	7.92%	cash/	4.45%	PIK	07/2029	288	286	0.1	288
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(4)	—	(4)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Gurobi Optimization, LLC^	One stop	SF +	4.75%	(h)(i)	9.47%				09/2031	$4,671	$4,624	1.0%	$4,624
Hornet Security Holding GMBH#(8)(9)(19)(24)	One stop	E +	7.00%	(d)	5.91%	cash/	4.50%	PIK	02/2031	2,510	2,408	0.5	2,510
Hornet Security Holding GMBH#(8)(9)(19)(24)	One stop	E +	7.00%	(c)(d)	5.91%	cash/	4.50%	PIK	02/2031	1,673	1,605	0.4	1,673
Hornet Security Holding GMBH(8)(9)(19)	One stop				N/A(6)				08/2030	—	—	—	—
Hornet Security Holding GMBH(5)(8)(9)(19)	One stop				N/A(6)				02/2031	—	(9)	—	—
Hyland Software, Inc.#	One stop	SF +	6.00%	(h)	10.85%				09/2030	13,259	13,090	2.9	13,259
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.#	One stop	SF +	6.50%	(h)	11.35%				01/2030	7,751	7,614	1.7	7,751
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(13)	—	—
ICIMS, Inc.#(24)	One stop	SF +	5.75%	(h)(i)	10.67%				08/2028	14,539	14,391	3.0	13,813
ICIMS, Inc.	One stop	SF +	5.75%	(h)	10.62%				08/2028	85	82	—	71
ICIMS, Inc.(5)	One stop				N/A(6)				08/2028	—	—	—	(120)
IQN Holding Corp. ^	One stop	SF +	5.25%	(i)	10.31%				05/2029	927	920	0.2	927
IQN Holding Corp.	One stop	SF +	5.25%	(i)	10.31%				05/2028	16	16	—	16
Island Bidco AB^(8)(16)(24)	One stop	SF +	7.00%	(i)(j)	8.76%	cash/	3.50%	PIK	07/2028	1,050	1,045	0.2	1,050
Island Bidco AB#(8)(9)(16)(24)	One stop	E +	7.25%	(b)(d)	3.65%	cash/	7.25%	PIK	07/2028	402	376	0.1	402
Island Bidco AB^(8)(16)(24)	One stop	SF +	7.00%	(j)	8.76%	cash/	3.50%	PIK	07/2028	179	178	—	179
Island Bidco AB(8)(16)	One stop				N/A(6)				07/2028	—	—	—	—
Island Bidco AB(8)(9)(16)	One stop				N/A(6)				07/2028	—	—	—	—
Kaseya Inc.^(24)	One stop	SF +	5.50%	(i)	10.75%				06/2029	4,264	4,222	0.9	4,264
Kaseya Inc.(24)	One stop	SF +	5.50%	(i)	10.10%				06/2029	41	40	—	41
Kaseya Inc.	One stop	SF +	5.50%	(i)	10.75%				06/2029	16	14	—	16
Kaseya Inc.	One stop	SF +	5.50%	(i)	10.78%				06/2029	49	47	—	49
LeadsOnline, LLC#	One stop	SF +	4.75%	(i)	10.17%				02/2028	2,057	2,013	0.4	2,057
LeadsOnline, LLC#	One stop	SF +	4.75%	(i)	10.17%				02/2028	363	355	0.1	363
LeadsOnline, LLC(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC#	One stop	SF +	4.75%	(i)	9.45%				02/2028	203	202	—	203
Ministry Brands Holdings LLC^	One stop	SF +	5.50%	(h)	10.45%				12/2028	1,175	1,168	0.2	1,151
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(h)	10.45%				12/2028	338	335	0.1	331
Ministry Brands Holdings LLC(5)	One stop				N/A(6)				12/2027	—	(1)	—	(2)
Navex TopCo, Inc.#^	One stop	SF +	5.50%	(h)	10.60%				11/2030	11,034	10,841	2.4	11,034
Navex TopCo, Inc.(5)	One stop				N/A(6)				11/2028	—	(16)	—	—
Naviga Inc.(7)	Senior secured	SF +	7.00%	(h)	12.25%				12/2024	6	6	—	2
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(5)(8)(9)(12)	One stop				N/A(6)				11/2029	—	(9)	—	—
Panzura, LLC(24)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	59	54	—	49
Pineapple German Bidco GMBH#(8)(9)(19)(24)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	3,364	3,226	0.7	3,330
Pineapple German Bidco GMBH(8)(9)(19)(24)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	231	219	—	229
Pineapple German Bidco GMBH(8)(9)(19)(24)	One stop	E +	7.00%	(c)	10.51%	PIK			01/2031	800	759	0.2	787
PING Identity Holding Corp.#	One stop	SF +	4.75%	(i)	9.35%				10/2029	910	898	0.2	910
PING Identity Holding Corp.(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(h)	11.35%				09/2028	239	238	0.1	239
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(h)	11.35%				09/2028	146	144	—	146
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(h)	11.35%				09/2028	48	48	—	48
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(h)	11.35%				09/2028	45	44	—	45
QAD, Inc.^	One stop	SF +	4.75%	(h)	9.60%				11/2027	3,837	3,817	0.8	3,837
QAD, Inc.(5)	One stop				N/A(6)				11/2027	—	(2)	—	—
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	10.31%				06/2029	2,397	2,381	0.5	2,397
Quant Buyer, Inc.^	One stop	SF +	5.25%	(i)	10.39%				06/2029	3,285	3,257	0.7	3,285
Quant Buyer, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Quant Buyer, Inc.(5)	One stop				N/A(6)				06/2029	—	(24)	—	—
Rainforest Bidco Limited(8)(9)(10)(24)	One stop	SN +	6.05%	(f)	8.45%	cash/	2.55%	PIK	07/2029	772	675	0.2	743
Rainforest Bidco Limited(8)(10)(24)	One stop	SF +	6.05%	(g)	8.34%	cash/	2.55%	PIK	07/2029	136	135	—	131
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Rainforest Bidco Limited(8)(9)(10)(24)	One stop	SN +	6.05%	(f)	8.45%	cash/	2.55%	PIK	07/2029	$57	$50	—%	$55
Rainforest Bidco Limited(8)(9)(10)(24)	One stop	SN +	6.55%	(f)	8.95%	cash/	2.55%	PIK	07/2029	1,963	1,784	0.4	1,963
Riskonnect Parent, LLC#^	One stop	SF +	5.50%	(i)	10.25%				12/2028	4,148	4,123	0.9	4,127
Riskonnect Parent, LLC(5)	One stop				N/A(6)				12/2028	—	(2)	—	(2)
Riskonnect Parent, LLC	One stop	SF +	5.50%	(i)	10.25%				12/2028	102	101	—	102
Riskonnect Parent, LLC^	One stop	SF +	5.50%	(i)	10.10%				12/2028	3,348	3,314	0.7	3,314
Riskonnect Parent, LLC^	One stop	SF +	5.50%	(i)	10.10%				12/2028	2,355	2,329	0.5	2,332
Riskonnect Parent, LLC(5)	One stop				N/A(6)				12/2028	—	(2)	—	(2)
SailPoint Technologies Holdings, Inc.^	One stop	SF +	6.00%	(i)	11.10%				08/2029	17,386	17,144	3.8	17,386
SailPoint Technologies Holdings, Inc.(5)	One stop				N/A(6)				08/2028	—	(4)	—	—
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	5.50%	(c)	9.20%				07/2029	1,904	1,699	0.4	1,904
Sapphire Bidco Oy#(8)(9)(15)	One stop	E +	5.75%	(c)	9.41%				07/2029	156	146	—	156
Sapphire Bidco Oy#(8)(9)(15)	One stop	E +	5.75%	(c)	9.46%				07/2029	978	938	0.2	980
Templafy APS and Templafy, LLC^(8)(18)	One stop	SF +	6.00%	(i)	11.40%				07/2028	554	544	0.1	554
Templafy APS and Templafy, LLC(8)(18)	One stop				N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC(5)	One stop				N/A(6)				05/2031	—	(11)	—	—
Togetherwork Holdings, LLC(5)	One stop				N/A(6)				05/2031	—	(8)	—	—
Togetherwork Holdings, LLC^	One stop	SF +	5.25%	(h)	10.10%				05/2031	8,684	8,613	1.9	8,684
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(10)	—	(10)
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				06/2030	—	(6)	—	(6)
Transform Bidco Limited#(8)(10)	One stop	SF +	7.00%	(i)	12.31%				01/2031	3,562	3,514	0.8	3,518
Vantage Bidco GMBH#(8)(9)(19)(24)	One stop	E +	6.25%	(c)	6.47%	cash/	3.13%	PIK	04/2031	2,638	2,493	0.6	2,612
Vantage Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(6)	—	(4)
Varinem German Midco GMBH^(8)(9)(19)	One stop	E +	6.00%	(d)	9.67%				07/2031	2,191	2,125	0.5	2,169
Varinem German Midco GMBH(8)(9)(19)	One stop				N/A(6)				07/2031	—	—	—	—
Vendavo, Inc.	One stop	SF +	5.75%	(i)	10.84%				09/2027	1,089	1,084	0.2	1,012
Vendavo, Inc.	One stop	SF +	5.75%	(i)(j)	10.69%				09/2027	179	177	—	155
Vendavo, Inc.^	One stop	SF +	5.75%	(i)	10.84%				09/2027	87	87	—	81
WebPT, Inc.	One stop	SF +	6.75%	(i)	11.91%				01/2028	35	35	—	34
Zendesk, Inc.#	One stop	SF +	5.00%	(i)	9.69%				11/2028	9,451	9,323	2.0	9,451
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	(16)	—	—
										224,888	220,705	48.4	223,236
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.25%	(j)	9.75%				02/2028	877	866	0.2	877
Ave Holdings III, Corp^	One stop	SF +	5.25%	(j)	9.75%				02/2028	653	650	0.1	653
Ave Holdings III, Corp	One stop	SF +	5.25%	(j)	9.75%				02/2028	86	85	—	86
Ave Holdings III, Corp(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
Biscuit Parent, LLC#	One stop	SF +	4.75%	(i)	9.35%				02/2031	6,018	5,977	1.3	6,018
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(13)	—	—
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(i)	9.60%				10/2029	11,243	11,149	2.5	11,243
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2030	—	(4)	—	—
CVP Holdco, Inc.^	One stop	SF +	5.00%	(h)	9.85%				06/2031	4,020	3,981	0.9	4,020
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2031	—	(5)	—	—
PetVet Care Centers LLC#	One stop	SF +	6.00%	(h)	10.85%				11/2030	4,439	4,362	0.9	4,217
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2029	—	(11)	—	(30)
PetVet Care Centers LLC(5)	One stop				N/A(6)				11/2030	—	(5)	—	—
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(i)	10.81%				08/2029	14,388	14,210	3.1	14,388
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	2,476	2,441	0.5	2,476
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	572	568	0.1	572
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	105	104	—	105
PPV Intermediate Holdings, LLC(24)	One stop	N/A			13.75%	PIK			08/2030	103	96	—	103
PPV Intermediate Holdings, LLC(24)	One stop	N/A			14.75%	PIK			08/2030	59	58	—	60
PPV Intermediate Holdings, LLC(5)	One stop				N/A(6)				08/2029	—	(5)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPV Intermediate Holdings, LLC	One stop				N/A(6)				08/2029	$—	$—	—%	$—
Radiance Borrower, LLC	One stop	SF +	5.25%	(h)	10.10%				06/2031	122	117	—	122
Radiance Borrower, LLC^(24)	One stop	SF +	5.75%	(h)	7.85%	cash/	2.75%	PIK	06/2031	6,406	6,360	1.4	6,406
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	4,686	4,645	1.0	4,686
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	311	308	0.1	311
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	306	304	0.1	306
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	242	240	0.1	242
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	248	246	0.1	248
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)(j)	14.11%	PIK			09/2029	64	61	—	64
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	101	100	—	101
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	77	76	—	77
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	71	70	—	71
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)				08/2028	—	(2)	—	—
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)				08/2028	—	(5)	—	—
Salon Lofts Group, LLC(5)	Senior secured				N/A(6)				08/2028	—	(8)	—	—
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	138	137	—	138
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	132	130	—	132
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	94	93	—	94
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	12	12	—	12
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(i)	10.35%				09/2029	482	478	0.1	482
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)	13.60%	PIK			09/2029	51	45	—	51
Salon Lofts Group, LLC(24)	Second lien	SF +	9.00%	(i)(j)	14.30%	PIK			09/2029	47	47	—	47
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(i)	10.35%				08/2028	151	150	—	151
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(8)	One stop	SF +	5.25%	(i)	9.85%				12/2029	1,071	1,057	0.2	1,071
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(8)	One stop	SF +	5.25%	(i)	9.85%				12/2028	223	220	0.1	223
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)(8)	One stop				N/A(6)				12/2029	—	(2)	—	—
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.#(8)(9)	One stop	CA +	5.25%	(l)	9.18%				12/2029	2,459	2,404	0.5	2,459
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(i)	11.01%				04/2028	453	449	0.1	439
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(i)	11.01%				04/2028	173	171	—	167
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop				N/A(6)				04/2028	—	(1)	—	(2)
										63,159	62,405	13.4	62,886
Water Utilities
Vessco Midco Holdings, LLC^	One stop	SF +	5.25%	(h)(j)	10.22%				07/2031	554	548	0.1	548
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)				07/2031	—	(1)	—	(1)
Vessco Midco Holdings, LLC	One stop	SF +	5.25%	(j)	9.54%				07/2031	27	26	—	25
										581	573	0.1	572

Total debt investments										679,499	668,313	146.1	674,121
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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Sterling Overnight Index Average (“SONIA” or “SN”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2024, as the loan could have priced or repriced based on an index rate prior to September 30, 2024.
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
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 6. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the years ended September 30,

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
2025, 2024 and 2023, the Company received Loan Origination Fees that were capitalized of $2,423, $6,356 and $2,605, respectively. For the years ended September 30, 2025, 2024 and 2023, interest income included $3,048, $1,993 and $817, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2025, 2024 and 2023, investment income included $4,523, $4,565 and $2,089, respectively, of PIK interest and the Company capitalized PIK interest of $4,523, $4,577 and $2,110, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the years ended September 30, 2025, 2024 and 2023, fee income included $345, $85 and $4 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

For the years ended September 30, 2025, 2024 and 2023, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $72,882, $51,019 and $24,855, respectively.

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

For the years ended September 30, 2025, 2024 and 2023, the Company recognized PIK and non-cash dividend income of $1,366, $1,171 and $956, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the years ended September 30, 2025, 2024 and 2023, the Company received $421, $0 and $32, respectively, of cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended September 30, 2025, 2024 and 2023, the Company recorded dividend income received in cash of $153, $0 and $4, respectively, and return of capital distributions received in cash of $247, $97 and $151, respectively.

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

Non-accrual Investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of September 30, 2025 and 2024, was $127 and $2,264, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. There were no preferred equity securities on non-accrual status as of September 30, 2025 and 2024.
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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2025, the Company did not record any U.S. federal excise tax expense. For the years ended September 30, 2024 and 2023, $91 and $143, respectively, was recorded for U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2025 and 2024, the Company had deferred debt issuance costs of $2,084 and $1,933, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2025, 2024 and 2023 was $1,200, $915 and $389, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the year ended September 30, 2025, there was no amortization of deferred offering costs. For the years ended September 30, 2024 and 2023, the Company amortized, $96 and $130, respectively, of deferred offering costs, which are included in professional fees on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of September 30, 2025, includes the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.
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

As of September 30, 2025 and 2024, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2025		As of September 30, 2024
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$542,551	$542,551	$512,551	$457,911

As of September 30, 2025 and 2024, the ratio of total contributed capital to total capital subscriptions was 100.0% and 89.3%, respectively. As of September 30, 2025, the Company had no uncalled capital commitments. As of September 30, 2024, the Company had uncalled capital commitments of $54,640.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLC common stock issued for the years ended September 30, 2025, 2024 and 2023:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the year ended September 30, 2023
Issuance of shares	11/14/22	1,018,651.533	$15.00	$15,280
Issuance of shares	02/06/23	905,468.001	15.00	13,582
Issuance of shares	06/26/23	892,101.000	15.00	13,382
Issuance of shares	09/06/23	1,351,651.533	15.00	20,275
Issuance of shares	09/27/23	2,252,752.533	15.00	33,791
Shares issued for capital drawdowns		6,420,624.600		$96,310
Issuance of shares	12/28/22	945.746	$15.00	$14
Issuance of shares	02/28/23	30,624.251	15.00	460
Issuance of shares	03/21/23	38,331.885	15.00	575
Issuance of shares	05/23/23	104,500.708	15.00	1,567
Issuance of shares	06/21/23	41,130.648	15.00	617
Shares issued through DRIP		215,533.238		$3,233

Shares issued for the year ended September 30, 2024
Issuance of shares	10/27/23	1,396,651.533	$15.00	$20,950
Issuance of shares	11/28/23	1,396,651.533	15.00	20,950
Issuance of shares	12/29/23	3,015,877.266	15.00	45,238
Issuance of shares	02/27/24	902,286.667	15.00	13,534
Issuance of shares	03/25/24	1,764,086.666	15.00	26,461
Issuance of shares	05/30/24	871,620.000	15.00	13,074
Issuance of shares	06/24/24	1,840,086.666	15.00	27,602
Issuance of shares	08/05/24	1,941,753.333	15.00	29,126
Issuance of shares	09/23/24	1,932,520.000	15.00	28,988
Shares issued for capital drawdowns		15,061,533.664		$225,923

Shares issued for the year ended September 30, 2025
Issuance of shares	12/17/24	2,031,000.000	$15.00	$30,465
Issuance of shares	03/25/25	1,963,333.333	15.00	29,450
Issuance of shares	06/23/25	1,648,333.333	15.00	24,725
Shares issued for capital drawdowns		5,642,666.666		$84,640
Issuance of shares	12/18/24	776.116	$15.00	$11
Issuance of shares	01/08/25	798.201	15.00	12
Issuance of shares	02/18/25	989.672	15.00	15
Issuance of shares	03/18/25	730.773	15.00	11
Issuance of shares	05/21/25	1,672.629	15.00	25
Issuance of shares	06/17/25	734.681	15.00	11
Issuance of shares	08/20/25	1,542.707	15.00	23
Issuance of shares	09/17/25	708.030	15.00	11
Shares issued through DRIP		7,952.809		$119

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

The base management fee incurred for the years ended September 30, 2025, 2024 and 2023 was $7,894, $5,389 and $2,587, respectively. The base management fee irrevocably waived by the Investment Adviser for the years ended September 30, 2024 and 2023 was $1,234 and $1,482, respectively.

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

For the years ended September 30, 2025, 2024 and 2023, the Income Incentive Fee incurred was $5,131, $4,262 and $2,045, respectively.

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

For the years ended September 30, 2025, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of both September 30, 2025 and 2024, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to September 30, 2025.

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

For the year ended September 30, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $83. For the year ended September 30, 2024, the Company accrued a capital gain incentive fee under GAAP of $389. For the year ended September 30, 2023, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of September 30, 2025 and 2024, there was $306 and $389, respectively, of cumulative accrual for capital gain incentive fee under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

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

As of September 30, 2025 and 2024, included in accounts payable and other liabilities is $274 and $211, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and has incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both September 30, 2025 and 2024, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2025, 2024 and 2023 were $1,217, $998 and $780, respectively. As of September 30, 2025 and 2024, accounts payable and other liabilities included $350 and $251, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of September 30, 2025, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of September 30, 2025, the Company has issued 6,806,927.360 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102,011 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of September 30, 2025, GDLCF has an aggregate commitment of $300,000. As of September 30,

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
2025, the Company has issued 20,007,020.321 shares of its common stock to GDLCF in exchange for aggregate capital contributions totaling $300,000.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2025, permits the Company to borrow a maximum of $70,000 and expires on October 21, 2027. Refer to Note 7 for discussion of the Adviser Revolver.

Note 5. Investments

Investments as of September 30, 2025 and 2024 consisted of the following:

	As of September 30, 2025			As of September 30, 2024
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$45,101	$44,612	$44,960	$43,122	$42,519	$42,954
One stop	773,985	761,047	770,221	634,349	623,795	629,153
Second lien	6,818	6,794	6,829	1,547	1,527	1,547
Subordinated debt	1,211	1,184	1,209	481	472	467
Equity	N/A	20,340	22,602	N/A	14,772	15,825
Total	$827,115	$833,977	$845,821	$679,499	$683,085	$689,946

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of September 30, 2025			As of September 30, 2024
Amortized Cost:
United States
Southeast	$156,194	18.7%		$108,288	15.9%
Mid-Atlantic	149,217	17.9		132,167	19.3
Midwest	141,387	17.0		113,648	16.6
West	133,967	16.1		106,436	15.6
Southwest	97,976	11.7		92,107	13.5
Northeast	60,044	7.2		76,128	11.1
United Kingdom	46,042	5.5		24,496	3.6
Germany	21,545	2.6		17,543	2.6
Canada	7,480	0.9		606	0.1
Finland	5,249	0.6		2,783	0.4
Australia	5,057	0.6		32	0.0	*
Jersey	4,423	0.5		—	—
Sweden	2,693	0.3		2,482	0.4
Netherlands	1,349	0.2		4,196	0.6
France	640	0.1		562	0.1
Denmark	555	0.1		552	0.1
Luxembourg	113	0.0	*	1,013	0.1
Israel	46	0.0	*	46	0.0	*
Total	$833,977	100.0%		$683,085	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2025			As of September 30, 2024
Fair Value:
United States
Southeast	$158,025	18.7%		$108,973	15.8%
Mid-Atlantic	150,372	17.8		132,842	19.3
Midwest	143,899	17.0		115,394	16.7
West	134,920	16.0		106,954	15.5
Southwest	98,167	11.6		92,640	13.4
Northeast	60,410	7.1		76,955	11.2
United Kingdom	47,510	5.6		25,580	3.7
Germany	23,572	2.8		18,282	2.6
Canada	7,582	0.9		616	0.1
Finland	5,864	0.7		3,040	0.4
Australia	5,197	0.6		21	0.0	*
Jersey	4,572	0.5		—	—
Sweden	2,838	0.3		2,604	0.4
Netherlands	1,447	0.2		3,824	0.6
France	700	0.1		579	0.1
Denmark	556	0.1		565	0.1
Luxembourg	120	0.0	*	1,017	0.1
Israel	70	0.0	*	60	0.0	*
Total	$845,821	100.0%		$689,946	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of September 30, 2025 and 2024 were as follows:

	As of September 30, 2025		As of September 30, 2024
Amortized Cost:
Aerospace & Defense	$9,390	1.1%	$7,700	1.1%
Air Freight & Logistics	5,672	0.7	—	—
Auto Components	12,774	1.5	9,942	1.5
Automobiles	45,028	5.4	36,549	5.4
Banks	3,206	0.4	1,566	0.2
Beverages	7,050	0.9	5,419	0.8
Building Products	6,195	0.7	5,801	0.8
Capital Markets	7,436	0.9	4,813	0.7
Chemicals	5,407	0.6	3,915	0.6
Commercial Services & Supplies	39,091	4.7	38,123	5.6
Construction & Engineering	1,520	0.2	323	0.0	*
Containers & Packaging	7,235	0.9	6,276	0.9
Diversified Consumer Services	55,770	6.7	47,188	6.9
Diversified Financial Services	16,780	2.0	12,080	1.8
Electric Utilities	669	0.1	—	—
Electrical Equipment	2,463	0.3	237	0.0	*
Electronic Equipment, Instruments & Components	2,130	0.3	2,131	0.3
Food & Staples Retailing	499	0.1	456	0.1
Food Products	11,559	1.4	12,215	1.8
Healthcare Equipment & Supplies	11,951	1.4	9,115	1.3
Healthcare Providers & Services	54,867	6.6	21,580	3.2
Healthcare Technology	34,326	4.1	14,374	2.1
Hotels, Restaurants & Leisure	28,221	3.4	19,709	2.9
Household Products	889	0.1	—	—
Industrial Conglomerates	9,335	1.1	4,420	0.6
Insurance	50,796	6.1	47,379	6.9
IT Services	17,751	2.1	16,225	2.4
Leisure Products	8,666	1.0	7,610	1.1
Life Sciences Tools & Services	11,870	1.4	13,153	1.9
Machinery	11,006	1.3	9,733	1.4
Marine	4,456	0.5	4,510	0.7
Media	2,156	0.3	406	0.1
Oil, Gas & Consumable Fuels	8,681	1.0	5,436	0.8
Paper & Forest Products	2,455	0.3	2,490	0.4
Pharmaceuticals	13,405	1.6	5,789	0.8
Professional Services	18,969	2.3	14,964	2.2
Road & Rail	741	0.1	—	—
Software	243,356	29.2	227,004	33.2
Specialty Retail	54,352	6.5	63,881	9.4
Transportation Infrastructure	5,206	0.6	—	—
Water Utilities	648	0.1	573	0.1
Total	$833,977	100.0%	$683,085	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2025		As of September 30, 2024
Fair Value:
Aerospace & Defense	$9,425	1.1%	$7,949	1.1%
Air Freight & Logistics	5,782	0.7	—	—
Auto Components	12,877	1.5	10,081	1.5
Automobiles	45,362	5.3	36,737	5.3
Banks	3,236	0.4	1,596	0.2
Beverages	7,283	0.9	5,510	0.8
Building Products	6,430	0.8	5,974	0.9
Capital Markets	7,507	0.9	4,871	0.7
Chemicals	5,300	0.6	3,518	0.5
Commercial Services & Supplies	39,480	4.7	38,601	5.6
Construction & Engineering	1,533	0.2	325	0.0	*
Containers & Packaging	7,303	0.9	6,299	0.9
Diversified Consumer Services	56,351	6.6	47,660	6.9
Diversified Financial Services	17,043	2.0	12,226	1.8
Electric Utilities	702	0.1	—	—
Electrical Equipment	2,509	0.3	242	0.0	*
Electronic Equipment, Instruments & Components	2,197	0.3	2,220	0.3
Food & Staples Retailing	389	0.0 *	435	0.1
Food Products	11,691	1.4	12,339	1.8
Healthcare Equipment & Supplies	12,032	1.4	9,214	1.3
Healthcare Providers & Services	55,559	6.6	21,050	3.1
Healthcare Technology	34,783	4.1	14,574	2.1
Hotels, Restaurants & Leisure	28,546	3.4	19,927	2.9
Household Products	894	0.1	—	—
Industrial Conglomerates	9,910	1.2	4,430	0.6
Insurance	51,691	6.1	48,147	7.0
IT Services	17,970	2.1	16,478	2.4
Leisure Products	8,656	1.0	7,639	1.1
Life Sciences Tools & Services	12,662	1.5	13,302	1.9
Machinery	11,099	1.3	9,831	1.4
Marine	4,434	0.5	4,495	0.7
Media	2,165	0.3	411	0.1
Oil, Gas & Consumable Fuels	8,746	1.0	5,516	0.8
Paper & Forest Products	2,554	0.3	2,558	0.4
Pharmaceuticals	13,627	1.6	5,888	0.9
Professional Services	19,439	2.3	15,168	2.2
Road & Rail	746	0.1	—	—
Software	248,245	29.3	229,946	33.3
Specialty Retail	53,830	6.4	64,217	9.3
Transportation Infrastructure	5,179	0.6	—	—
Water Utilities	654	0.1	572	0.1
Total	$845,821	100.0%	$689,946	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2025 and 2024, were valued using Level 3 inputs. As of both September 30, 2025 and 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2025 and 2024:

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$823,219	$823,219
Equity investments(1)	—	—	22,602	22,602
Money market funds(1)(2)	7,714	—	—	7,714
Total assets, at fair value:	$7,714	$—	$845,821	$853,535

As of September 30, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$674,121	$674,121
Equity investments(1)	—	—	15,825	15,825
Money market funds(1)(2)	5,658	—	—	5,658
Total assets, at fair value:	$5,658	$—	$689,946	$695,604

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2025, 2024 and 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each year was $7,374, $7,602 and $1,733, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2025 and 2024:

	For the year ended September 30, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of year	$674,121	$15,825	$689,946
Net change in unrealized appreciation (depreciation) on investments	826	1,210	2,036
Net translation of investments in foreign currencies	2,948	(2)	2,946
Realized gain (loss) on investments	(2,440)	(38)	(2,478)
Realized gain (loss) on translation of investments in foreign currencies	(28)	—	(28)
Fundings of (proceeds from) revolving loans, net	1,525	—	1,525
Fundings of investments	243,419	6,333	249,752
PIK interest and non-cash dividends	4,523	1,366	5,889
Proceeds from non-cash dividends	—	(421)	(421)
Proceeds from principal payments and sales of portfolio investments	(104,723)	(1,671)	(106,394)
Accretion of discounts and amortization of premiums	3,048	—	3,048
Fair value, end of year	$823,219	$22,602	$845,821

	For the year ended September 30, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of year	$307,905	$12,581	$320,486
Net change in unrealized appreciation (depreciation) on investments	5,294	170	5,464
Net translation of investments in foreign currencies	2,715	—	2,715
Realized gain (loss) on investments	19	924	943
Realized gain (loss) on translation of investments in foreign currencies	(379)	—	(379)
Fundings of (proceeds from) revolving loans, net	905	—	905
Fundings of investments	381,230	2,426	383,656
PIK interest and non-cash dividends	4,577	1,171	5,748
Proceeds from principal payments and sales of portfolio investments	(30,138)	(1,447)	(31,585)
Accretion of discounts and amortization of premiums	1,993	—	1,993
Fair value, end of year	$674,121	$15,825	$689,946

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$44,960	Yield analysis	Market interest rate	7.3% - 17.0% (8.6%)
		Market comparable companies	EBITDA multiples	3.5x - 26.3x (11.4x)
One stop loans(2)(3)	$763,500	Yield analysis	Market interest rate	3.8% - 20.5% (8.7%)
		Market comparable companies	EBITDA multiples	8.0x - 39.2x (15.9x)
		Market comparable companies	Revenue multiples	2.0x - 15.0x (9.0x)
	6,721	Broker/ dealer bids or quotes	Broker/ dealer bids or quotes	N/A
Subordinated debt and second lien loans(4)	$8,038	Yield analysis	Market interest rate	8.8% - 15.0% (10.5%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (14.2x)
Equity(5)	$22,602	Market comparable companies	EBITDA multiples	8.0x - 39.2x (16.5x)
			Revenue multiples	2.0x - 21.3x (13.1x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$59 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $658,119 and $105,381 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(4) $66 of loans at fair value were valued using the market comparable companies approach only.
(5)The Company valued $19,203 and $3,399 of equity investments using EBITDA and revenue multiples, respectively.

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$42,954	Yield analysis	Market interest rate	8.5% - 12.3% (9.1%)
		Market comparable companies	EBITDA multiples	1.5x - 24.0x (11.2x)
One stop loans(3)(4)	$610,928	Yield analysis	Market interest rate	6.3% - 21.0% (9.5%)
		Market comparable companies	EBITDA multiples	8.0x - 38.0x (16.6x)
		Market comparable companies	Revenue multiples	2.8x - 18.0x (9.0x)
	18,225	Broker/ dealer bids or quotes	Broker/ dealer bids or quotes	N/A
Subordinated debt and second lien loans	$2,014	Yield analysis	Market interest rate	10.8% - 15.0% (12.6%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (12.3x)
Equity(5)	$15,825	Market comparable companies	EBITDA multiples	8.5x - 24.0x (16.6x)
		Market comparable companies	Revenue multiples	2.8x - 18.0x (14.0x)

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2025 and 2024:

	As of September 30, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$314,868	$314,868	$244,053	$244,053

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2025, the Company’s asset coverage for borrowed amounts was 271.0%.

DB Credit Facility: On May 14, 2024 (the “DB Credit Facility Effective Date”), the Company and GDLC Funding II entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GDLC Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through May 14, 2027, unless there is an earlier termination or event of default. Through a series of amendments, most recently on October 17, 2024, the Company amended the DB Credit Facility to, among other things, (i) increase the borrowing capacity from $300,000 to $450,000 and decrease the applicable margin to 2.10% per annum during the DB Credit Facility Revolving Period, and 2.60% per annum after the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged. The DB Credit Facility will mature on May 14, 2030, three years from the last day of the DB Credit Facility Revolving Period, unless terminated earlier in accordance with the DB Credit Facility. As of September 30, 2025, the DB Credit Facility allowed GDLC Funding II to borrow up to $450,000.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
As of September 30, 2025, the DB Credit Facility bears interest at the applicable base rate plus 2.10% per annum during the DB Credit Facility Revolving Period and 2.60% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any other advances denominated in U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.

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

As of September 30, 2025 and 2024, the Company had $314,868 and $141,509, respectively, of outstanding debt under the DB Credit Facility.

For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$17,899	$2,332	$—
Facility fees	1,401	494	—
Amortization of debt issuance costs	1,091	170	—
Total interest expense	$20,391	$2,996	$—
Cash paid for interest expense	$16,865	$704	$—
Average stated interest rate(1)	6.3%	7.6%	N/A
Average outstanding balance	$282,095	$30,664	$—
(1) The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2025 and 2024, the Company was permitted to borrow up to $70,000 in U.S. dollars and certain agreed upon foreign currencies. On October 21, 2024, the Company entered into an amendment to the Adviser Revolver to extend the maturity date of the Adviser Revolver to October 21, 2027 from November 15, 2024. The other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2025 was 3.9%. As of September 30, 2025 and 2024, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2025, 2024 and 2023, the stated interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$4	$33	$481
Cash paid for interest expense	4	33	605
Average stated interest rate(1)	4.1%	5.0%	5.0%
Average outstanding balance	$118	$672	$9,609
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

Prior to its termination, the PNC Facility bore interest, at the Company’s election and depending on the currency of the borrowing, of either the CORRA, Euro Short Term Rate (“€STR”), SONIA, the Daily Simple SOFR, the Term SOFR Rate, or the Base Rate (each, as defined in the PNC Facility) plus a margin ranging from 2.10% to 2.45% depending on the degree of uncalled capital commitments coverage of the PNC Facility’s borrowing base versus the assets of GDLC Funding securing the facility. As of September 30, 2025, the Company had no debt outstanding under the PNC Facility and as of September 30, 2024, the Company had outstanding debt of $102,544, under the PNC Facility.

For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Year ended September 30,
	2025	2024	2023
Stated interest expense	$507	$12,603	$5,558
Facility fees	—	109	68
Amortization of debt issuance costs	109	745	389
Total interest expense	$616	$13,457	$6,015
Cash paid for interest expense	$3,311	$11,699	$4,346
Average stated interest rate (1)	5.8%	7.7%	6.7%
Average outstanding balance	$8,783	$164,363	$83,567
(1) The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to
U.S. dollar.

For the years ended September 30, 2025, 2024 and 2023, the average total debt outstanding was $290,996, $195,699 and $93,176, respectively.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
For the years ended September 30, 2025, 2024 and 2023, the effective average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 7.2%, 8.4% and 7.0%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$314,868	$—	$—	$314,868	$—
Total borrowings	$314,868	$—	$—	$314,868	$—

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

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which could differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets. The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025		2024	2023
Increase/(decrease) in Paid in Capital in Excess of Par	$(0)	*	$(188)	$(336)
Increase/(decrease) in Distributable Earnings (Losses)	0	*	188	336

* Represents an amount less than $1.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023
Net increase in net assets resulting from operations	$45,720	$44,553	$19,153
Net change in unrealized (appreciation) depreciation on investment transactions	(2,802)	(5,834)	(538)
Other income not currently taxable	(2,132)	(1,371)	(974)
Expenses not currently deductible	2	578	298
Other income for tax but not book	139	104	—
Other deductions/losses for tax not book	—	(15)	(10)
Other realized gain/loss differences	1,859	1,212	43
Taxable income before deductions for distributions	$42,786	$39,227	$17,972

The tax character of distributions paid during the years ended September 30, 2025, 2024 and 2023 were as follows:

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30,
	2025	2024	2023
Ordinary Income	$42,988	$41,580	$14,994
Long-Term Capital Gains	1,651	70	—

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2025, 2024 and 2023 were as follows:

	Year ended September 30,
	2025	2024	2023
Undistributed ordinary income – tax basis	$311	$431	$4,435
Undistributed realized gains – tax basis	—	1,651	70
Net unrealized appreciation (depreciation) on investments	8,936	6,167	265
Other temporary differences	(8,404)	(7,406)	(4,115)
Total accumulated earnings (loss) – book basis	$843	$843	$655

Capital losses in excess of capital gains earned in a tax year could generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2025, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company could elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2025, 2024, and 2023 the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses.

For the tax year ended September 30, 2025, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in tax year September 30, 2026. The amount carried forward to tax year September 30, 2026 is estimated to be approximately $311 of ordinary income, although this amount will not be finalized until the September 30, 2025 tax returns are filed in 2026.

As of September 30, 2025, the federal tax cost of investments was $833,001 resulting in estimated gross unrealized gains and losses of $19,001 and $6,181, respectively.

Note 9. Commitments and Contingencies

Commitments: As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $139,490, including $57,132 of commitments on undrawn revolvers. As of September 30, 2024, the Company had outstanding commitments to fund investments totaling $151,851, including $42,897 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company could enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2025 and 2024, there were no commitments outstanding for derivative contracts. Derivative

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Year ended September 30,
Per share data:(1)	2025	2024	2023	2022	2021*
Net asset value at beginning of period	$15.00	$15.00	$15.00	$14.97	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.31)	(1.97)	(1.71)	(1.22)	(0.04)
From capital gains	(0.05)	0.00 ^	—	—	—
Net investment income - after tax	1.37	1.65	1.67	1.31	0.11
Net realized gain (loss) on investment transactions	(0.10)	0.03	0.02	(0.02)	(0.07)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.09	0.29	0.02	(0.04)	(0.03)
Net asset value at end of period	$15.00	$15.00	$15.00	$15.00	$14.97
Total return based on net asset value per share(4)	7.79%	13.74%	11.84%	8.50%	0.06%
Number of common shares outstanding	36,414,793.025	30,764,173.550	15,702,639.886	9,066,482.048	2,424,742.000

	Year ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024	2023	2022	2021*
Ratio of net investment income - after tax to average net assets	9.14%	11.02%	11.19%	8.78%	3.07%
Ratio of total expenses to average net assets	7.19%	8.22%	7.68%	5.04%	5.15%
Ratio of management fee waiver to average net assets	—%	(0.36)%	(0.90)%	(1.43)%	(0.44)%
Ratio of incentive fee waiver to average net assets	—%	—%	—%	(0.53)%	—%
Ratio of operating expense waiver to average net assets	—%	—%	—%	(0.70)%	(1.18)%
Ratio of incentive fees to average net assets	1.00%	1.35%	1.24%	0.86%	—%
Ratio of excise tax to average net assets	—%	0.03%	0.09%	—%	—%
Ratio of net expenses to average net assets	7.19%	7.86%	6.78%	2.38%	3.53%
Ratio of total expenses (without incentive fees) to average net assets	6.19%	6.87%	5.54%	4.18%	5.15%
Total return based on average net asset value(5)	9.03%	12.93%	11.65%	6.95%	(0.45)%
Net assets at end of period	$546,222	$461,463	$235,540	$135,953	$36,288
Average debt outstanding	$290,996	$195,699	$93,176	$38,264	$3,061
Average debt outstanding per share	$7.99	$6.36	$5.93	$4.22	$1.26
Portfolio Turnover	13.67%	5.96%	2.36%	7.73%	123.44%
Asset coverage ratio(6)	271.00%	285.34%	311.93%	284.35%	321.92%

*The amounts presented for the period from July 1, 2021 (commencement of operations) to September 30, 2021 are annualized.
^     Represents an amount less than $0.01.
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

Note 11. Senior Securities

The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Adviser Revolver
September 30, 2021	$16,350	$3,219	—	N/A
September 30, 2022	$13,114	$2,843	—	N/A
September 30, 2023	$—	$3,119	—	N/A
September 30, 2024	$—	$2,853	—	N/A
September 30, 2025	$—	$2,710	—	N/A

PNC Facility
September 30, 2022	$60,000	$2,843	—	N/A
September 30, 2023	$109,347	$3,119	—	N/A
September 30, 2024	$102,544	$2,853	—	N/A

DB Credit Facility
September 30, 2024	$141,509	$2,853	—	N/A
September 30, 2025	$314,868	$2,710	—	N/A

Total Debt
September 30, 2021	$16,350	$3,219	—	N/A
September 30, 2022	$73,114	$2,843	—	N/A
September 30, 2023	$109,347	$3,119	—	N/A
September 30, 2024	$244,053	$2,853	—	N/A
September 30, 2025	$314,868	$2,710	—	N/A

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

Note 12. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2025, 2024 and 2023:

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30,
	2025	2024	2023
Earnings available to stockholders	$45,720	$44,553	$19,153
Basic and diluted weighted average shares outstanding	33,843,547	23,046,330	10,992,747
Basic and diluted earnings per share	$1.35	$1.93	$1.74

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2025, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the year ended September 30, 2025
08/02/2024	10/15/2024	12/18/2024	30,764,173.550	$0.1133	$3,485
11/14/2024	11/15/2024	01/08/2025	30,764,173.550	0.1165	3,584
11/14/2024	12/13/2024	02/18/2025	30,764,173.550	0.1456	4,478
11/14/2024	01/17/2025	03/18/2025	32,796,747.867	0.1059	3,472
02/03/2025	02/26/2025	05/21/2025	32,797,737.539	0.1197	3,925
02/03/2025	03/17/2025	05/21/2025	32,797,737.539	0.1203	3,947
02/03/2025	04/18/2025	06/17/2025	34,761,801.645	0.1047	3,639
05/02/2025	05/26/2025	08/20/2025	34,763,474.274	0.1096	3,812
05/02/2025	06/20/2025	08/20/2025	34,764,208.955	0.1061	3,687
05/02/2025	07/18/2025	09/17/2025	36,412,542.288	0.0987	3,593
08/01/2025	08/26/2025	11/20/2025	36,414,084.995	0.1220	4,441
08/01/2025	09/15/2025	11/20/2025	36,414,084.995	0.1004	3,657
Total dividends declared for the year ended September 30, 2025					$45,720

For the year ended September 30, 2024
08/03/2023	10/20/2023	12/28/2023	15,702,639.886	$0.1455	$2,284
11/17/2023	11/20/2023	12/28/2023	17,099,291.419	0.1619	2,768
11/17/2023	12/15/2023	02/21/2024	18,495,942.952	0.1596	2,953
11/17/2023	01/19/2024	03/20/2024	21,511,820.218	0.1371	2,948
02/02/2024	02/26/2024	05/22/2024	21,511,820.218	0.2181	4,692
02/02/2024	03/15/2024	05/22/2024	22,414,106.885	0.2708	6,070
02/02/2024	04/19/2024	06/17/2024	24,178,193.551	0.1358	3,283
05/03/2024	05/27/2024	08/21/2024	24,178,193.551	0.2292	5,543
05/03/2024	06/21/2024	08/21/2024	25,049,813.551	0.1407	3,524
05/03/2024	07/19/2024	09/18/2024	26,889,900.217	0.1291	3,470
08/02/2024	08/27/2024	11/19/2024	28,831,653.550	0.1225	3,533
08/02/2024	09/17/2024	11/19/2024	28,831,653.550	0.1209	3,485
Total dividends declared for the year ended September 30, 2024					$44,553

For the year ended September 30, 2023
08/05/2022	10/18/2022	12/28/2022	9,066,482.048	$0.1073	$973
11/18/2022	11/21/2022	12/28/2022	10,085,133.581	0.0418	422
11/18/2022	12/15/2022	02/28/2023	10,085,133.581	0.1097	1,106
11/18/2022	01/17/2023	03/21/2023	10,086,079.327	0.1373	1,384
02/07/2023	02/24/2023	05/23/2023	10,991,547.328	0.1535	1,687
02/07/2023	03/17/2023	05/23/2023	11,022,171.579	0.1966	2,166
02/07/2023	04/28/2023	06/21/2023	11,060,503.464	0.1362	1,506
05/05/2023	05/26/2023	08/22/2023	11,165,004.172	0.1806	2,016
05/05/2023	06/16/2023	08/22/2023	11,165,004.172	0.1868	2,086
05/05/2023	07/28/2023	09/19/2023	12,098,235.820	0.1362	1,648
08/03/2023	08/30/2023	11/22/2023	12,098,235.820	0.1400	1,694
08/03/2023	09/22/2023	11/22/2023	13,449,887.353	0.1800	2,421
Total dividends declared for the year ended September 30, 2023					$19,109

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)
The Company did not have distributions reinvested during the year ended September 30, 2024. The following table summarizes the Company’s distributions reinvested during the years ended September 30, 2025 and 2023:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the year ended September 30, 2025
December 18, 2024	776.116	$15.00	$11
January 8, 2025	798.201	15.00	12
February 18, 2025	989.672	15.00	15
March 18, 2025	730.773	15.00	11
May 21, 2025	1,672.629	15.00	25
June 17, 2025	734.681	15.00	11
August 20, 2025	1,542.707	15.00	23
September 17, 2025	708.030	15.00	11
	7,952.809		$119
For the year ended September 30, 2023
December 28, 2022	945.746	$15.00	$14
February 28, 2023	30,624.251	15.00	460
March 21, 2023	38,331.885	15.00	575
May 23, 2023	104,500.708	15.00	1,567
June 21, 2023	41,130.648	15.00	617
	215,533.238		$3,233

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

On November 20, 2025, the Company issued 1,618.760 shares through the DRIP.

On November 26, 2025, the Company entered into an amendment to the DB Credit Facility (as defined in Note 7) to among other things, (i) decrease the applicable margin to 1.60% from 2.10% per annum during the DB Credit Facility Revolving Period, (ii) extend the DB Credit Facility Revolving Period from May 14, 2027 to November 14, 2027 and (iii) extend the maturity date to November 14, 2030, three years from the last day of the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged.

On August 1, 2025 and November 14, 2025, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

November 14, 2025	January 21, 2026
In an amount (if positive) such that the net asset value of the Company as of November 30, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2025 through November 30, 2025 and the payment of this distribution is $15.00 per share.

December 12, 2025	February 18, 2026
In an amount (if positive) such that the net asset value of the Company as of December 31, 2025 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2025 through December 31, 2025 and the payment of this distribution is $15.00 per share.

January 16, 2026	March 18, 2026
In an amount (if positive) such that the net asset value of the Company as of January 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2026 through January 31, 2026 and the payment of this distribution is $15.00 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a). Evaluation of Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 108
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
3.2	Articles of Amendment, effective as of March 14, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 18, 2022).
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
4.2	Description of securities.	*
10.1	Investment Advisory Agreement, dated as of July 1, 2021, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.2	Amended and Restated Waiver Agreement, dated as of July 1, 2021, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on August 16, 2021).
10.3	Administration Agreement, dated as of July 1, 2021, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.4	Custody Agreement, dated as of June 30, 2021, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.5	Trademark License Agreement, dated as of July 1, 2021, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on June 30, 2021).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-56303), filed on August 16, 2021).
10.8	Amended and Restated Revolving Loan Agreement, dated as of November 15, 2021, by and among Golub Capital Direct Lending Corporation, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on November 18, 2021).
10.9	Amendment No. 1 to the Amended and Restated Revolving Loan Agreement, dated as of November 15, 2021, by and among Golub Direct Lending Corporation, as borrower, and GC Advisors LLC, as lender, dated as of October 21, 2024 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on October 22, 2024.
10.10	Articles of Amendment, effective as of March 14, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412) filed on March 18, 2022).
10.11	Loan Financing and Servicing Agreement, dated as of May 14, 2024, by and among GDLC Funding II LLC, as borrower, Golub Capital Direct Lending Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto as securitization subsidiaries, and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on May 16, 2024).

Number	Description

10.12	Sale and Contribution Agreement, dated as of May 14, 2024, between Golub Capital Direct Lending Corporation, as seller, and GDLC Funding II LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on May 16, 2024).
10.13	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of May 14, 2024, by and among GDLC Funding II LLC, as borrower, Golub Capital Direct Lending Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Computershare Trust Company, National Association, as collateral agent and as collateral custodian, dated as of July 11, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on July 22, 2024).
10.14	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of May 14, 2024, by and among GDLC Funding II LLC, as borrower, Golub Capital Direct Lending Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Computershare Trust Company, National Association, as collateral agent and as collateral custodian, dated as of October 17, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on October 22, 2024).
10.15	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 14, 2024, by and among GDLC Funding II LLC, as borrower, Golub Capital Direct Lending Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Computershare Trust Company, National Association, as collateral agent and as collateral custodian, dated as of November 26, 2025 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01412), filed on December 3, 2025).
14.1	Code of Ethics of the Registrant and GC Advisors.
14.2	Code of Ethics of GC Advisors LLC.
19.1	Insider Trading Policy (Included in the Code of Ethics of the Registrant and GC Advisors) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).
21.1	List of subsidiaries.	*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital Direct Lending Corporation
A Maryland Corporation

Date: December 4, 2025	By:	/s/ David B. Golub
Name: David B. Golub
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Chairman of Board of Directors	December 4, 2025
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	December 4, 2025
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Director	December 4, 2025
Lawrence E. Golub
/s/ John T. Baily	Director	December 4, 2025
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 4, 2025
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	December 4, 2025
Lofton P. Holder
/s/ Anita J. Rival	Director	December 4, 2025
Anita J. Rival
/s/ William M. Webster IV	Director	December 4, 2025
William M. Webster IV