Form 10-Q
period 2025-12-31
GOLUB CAPITAL DIRECT LENDING CORP
filed 2026-02-10
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
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

As of February 10, 2026, the Registrant had 36,417,798.158 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2025	September 30, 2025
Assets	(unaudited)
Non-controlled/non-affiliate company investments at fair value (amortized cost of $843,415 and $833,977, respectively)	$853,435	$845,821
Cash	5,294	4,700
Cash equivalents	2,252	523
Foreign currencies (cost of $2,177 and $1,573, respectively)	2,194	1,564
Restricted cash	10,213	4,946
Restricted cash equivalents	6,894	7,191
Restricted foreign currencies (cost of $519 and $1,813, respectively)	559	1,820
Interest receivable	7,735	8,843
Receivable for investments	794	877
Other assets	63	37
Total Assets	$889,433	$876,322
Liabilities
Debt	$329,681	$314,868
Less unamortized debt issuance costs	(2,298)	(2,084)
Debt less unamortized debt issuance costs	327,383	312,784
Interest payable	4,514	4,557
Distributions payable	6,795	8,098
Management and income incentive fees payable	3,482	3,473
Payable for investments purchased	7	10
Accrued trustee fees	43	39
Accounts payable and other liabilities	953	1,139
Total Liabilities	343,177	330,100
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 36,417,109.195 and 36,414,793.025 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	36	36
Paid in capital in excess of par	545,377	545,343
Distributable earnings (losses)	843	843
Total Net Assets	546,256	546,222
Total Liabilities and Total Net Assets	$889,433	$876,322
Number of common shares outstanding	36,417,109.195	36,414,793.025
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2025	2024
Investment income
Interest income	$19,490	$18,071
Payment-in-kind interest income	1,300	1,276
Dividend income	347	376
Fee income	89	54
Total investment income	21,226	19,777
Expenses
Interest and other debt financing expenses	5,269	5,218
Base management fee	2,165	1,840
Incentive fee	1,132	1,266
Administrative service fee	300	236
Professional fees	264	289
General and administrative expenses	53	44
Total expenses	9,183	8,893
Net investment income	12,043	10,884
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Foreign currency transactions	106	(726)
Net realized gain (loss) on investment transactions	106	(726)
Net change in unrealized appreciation (depreciation) from:
Investments	(1,677)	1,373
Translation of assets and liabilities in foreign currencies	(79)	448
Net change in unrealized appreciation (depreciation) on investment transactions	(1,756)	1,821
Net gain (loss) on investment transactions	(1,650)	1,095
Net realized gain (loss) on extinguishment of debt	—	(432)
Net increase (decrease) in net assets resulting from operations	$10,393	$11,547
Per Common Share Data
Basic and diluted earnings (losses) per common share (Note 10)	$0.29	$0.37
Basic and diluted weighted average common shares outstanding (Note 10)	36,415,646	31,095,433

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	30,764,173.550	$31	$460,589	$843	$461,463
Issuance of common stock	2,031,000.000	2	30,463	—	30,465
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	10,884	10,884
Net realized gain (loss) on investment transactions	—	—	—	(726)	(726)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,821	1,821
Net realized gain (loss) on extinguishment of debt	—	—	—	(432)	(432)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	776.116	—	11	—	11
Distributions from distributable earnings (losses)	—	—	—	(11,547)	(11,547)
Total increase (decrease) for the three months ended December 31, 2024	2,031,776.116	2	30,474	—	30,476
Balance at December 31, 2024	32,795,949.666	$33	$491,063	$843	$491,939
Balance at September 30, 2025	36,414,793.025	$36	$545,343	$843	$546,222
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	12,043	12,043
Net realized gain (loss) on investment transactions	—	—	—	106	106
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(1,756)	(1,756)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,316.170	—	34	—	34
Distributions from distributable earnings (losses)	—	—	—	(3,598)	(3,598)
Distributions declared and payable	—	—	—	(6,795)	(6,795)
Total increase (decrease) for the three months ended December 31, 2025	2,316.170	—	34	—	34
Balance at December 31, 2025	36,417,109.195	$36	$545,377	$843	$546,256
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$10,393	$11,547
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	353	339
Accretion of discounts and amortization of premiums	(873)	(527)
Net realized (gain) loss on foreign currency transactions	(106)	726
Net realized (gain) loss on extinguishment of debt	—	432
Net change in unrealized (appreciation) depreciation on investments	1,677	(1,373)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	79	(448)
Proceeds from (fundings of) revolving loans, net	(1,234)	(682)
Fundings of investments	(39,075)	(85,175)
Proceeds from principal payments and sales of portfolio investments	33,663	12,191
Payment-in-kind interest capitalized	(1,291)	(1,276)
Non-cash dividends capitalized	(307)	(334)
Changes in operating assets and liabilities:
Interest receivable	1,108	1,556
Receivable for investments	83	698
Other assets	(26)	—
Interest payable	(43)	(841)
Management and income incentive fees payable	9	146
Payable for investments purchased	(3)	139
Accrued trustee fees	4	(5)
Accounts payable and other liabilities	(186)	154
Net cash provided by (used in) operating activities	4,225	(62,733)
Cash flows from financing activities
Borrowings on debt	37,697	296,172
Repayments of debt	(23,074)	(251,139)
Capitalized debt issuance costs	(567)	(1,029)
Proceeds from issuance of common shares	—	30,465
Distributions paid	(11,662)	(10,492)
Net cash provided by (used in) financing activities	2,394	63,977
Net change in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies	6,619	1,244
Effect of foreign currency exchange rates	43	(863)
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, beginning of period	20,744	20,120
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, end of period	$27,406	$20,501
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,959	$5,719
Distributions declared for the period	10,393	11,547
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$34	$11
Change in distributions payable	(1,303)	1,044

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2025	September 30, 2025
Cash	$5,294	$4,700
Cash equivalents	2,252	523
Foreign currencies (cost of $2,177 and $1,573, respectively)	2,194	1,564
Restricted cash	10,213	4,946
Restricted cash equivalents	6,894	7,191
Restricted foreign currencies (cost of $519 and $1,813, respectively)	559	1,820
Total cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$27,406	$20,744
(1) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Jeppesen Holdings, LLC^	One stop	SF +	4.75%	(j)	8.59%				11/2032	$951	$947	0.2%	$944
Jeppesen Holdings, LLC	One stop				N/A(6)				11/2032	—	—	—	—
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%				09/2031	7,523	7,366	1.4	7,523
PPW Aero Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
PPW Aero Buyer, Inc.	One stop				N/A(6)				09/2031	—	—	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(j)	8.67%				09/2031	48	47	—	48
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%				09/2031	517	512	0.1	517
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%				09/2031	50	50	—	50
PPW Aero Buyer, Inc.	One stop				N/A(6)				09/2031	—	—	—	—
Titan BW Borrower L.P.^(25)	One stop	SF +	5.38%	(j)	6.38%	cash/	2.88%	PIK	07/2032	1,180	1,169	0.2	1,180
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(2)	—	—
Titan BW Borrower L.P.	One stop				N/A(6)				07/2032	—	—	—	—
										10,269	10,088	1.9	10,262
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.67%				11/2031	4,380	4,303	0.8	4,380
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(k)	8.73%				11/2031	277	271	0.1	277
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.67%				11/2031	855	847	0.1	855
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	—
										5,512	5,420	1.0	5,512
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(k)	8.62%				11/2030	442	438	0.1	429
Arnott, LLC	One stop	SF +	4.75%	(k)	8.50%				11/2030	43	42	—	40
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)	8.59%				01/2030	22	22	—	22
Collision SP Subco, LLC	One stop	SF +	4.75%	(j)(k)	8.48%				01/2030	51	49	—	51
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)	8.59%				01/2030	3,377	3,332	0.6	3,377
Collision SP Subco, LLC	One stop	SF +	4.75%	(j)(k)	8.45%				01/2030	1,972	1,958	0.5	1,972
Collision SP Subco, LLC	One stop	SF +	4.75%	(j)	8.57%				01/2030	81	73	—	81
Covercraft Parent III, Inc.(25)	Senior secured	SF +	5.00%	(j)	8.55%	cash/	0.50%	PIK	08/2027	268	267	—	222
Covercraft Parent III, Inc.(25)	Senior secured	SF +	5.00%	(j)	8.49%	cash/	0.50%	PIK	08/2027	54	54	—	45
Covercraft Parent III, Inc.(25)	Senior secured	SF +	5.00%	(j)	8.41%	cash/	0.50%	PIK	08/2027	93	93	—	77
OEConnection, LLC^	One stop	SF +	4.50%	(i)	8.23%				12/2032	6,815	6,763	1.2	6,826
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(5)	—	1
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(3)	—	1
										13,218	13,083	2.4	13,144
Automobiles
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(j)	8.98%				06/2030	2,658	2,630	0.5	2,658
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(a)(j)	9.48%				06/2030	118	114	—	118
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(j)	10.42%	cash/	2.00%	PIK	07/2027	1,868	1,857	0.4	1,868
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(i)	10.47%	cash/	2.00%	PIK	07/2026	404	403	0.1	404
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%				12/2028	1,447	1,439	0.3	1,447
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%				12/2028	864	860	0.2	864
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%				12/2028	259	257	0.1	259
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%				12/2028	157	156	—	157
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%				12/2028	149	148	—	149
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%				12/2028	130	130	—	130
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%				12/2028	107	107	—	107
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%				12/2028	104	104	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%				12/2028	104	104	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%				12/2028	86	86	—	86
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%		12/2028	$80	$79	—%	$80
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.97%		12/2028	1,225	1,192	0.2	1,225
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.97%		12/2028	22	21	—	22
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.97%		12/2028	18	18	—	18
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.97%		12/2028	11	11	—	11
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.97%		12/2028	5	5	—	5
Denali Midco 2, LLC(5)	One stop				N/A(6)		12/2028	—	(2)	—	—
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.97%		12/2028	25	25	—	25
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.97%		12/2028	2,115	2,103	0.4	2,115
Denali Midco 2, LLC(25)	Second lien	N/A			13.00%	PIK	12/2029	3,716	3,711	0.7	3,716
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	8.92%		12/2029	272	269	0.1	272
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	8.92%		12/2029	57	56	—	57
High Bar Brands Operating, LLC(5)	Senior secured				N/A(6)		12/2029	—	(1)	—	—
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	8.92%		12/2029	48	48	—	48
Lincoln Acq Buyer, LLC^	One stop	SF +	4.50%	(i)	8.22%		11/2032	469	466	0.1	466
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(i)(j)	8.22%		11/2032	15	15	—	15
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.20%		11/2032	7	6	—	6
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(k)	8.87%		07/2029	52	50	—	52
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	8.67%		07/2029	138	137	—	138
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(j)	8.67%		07/2029	10,209	10,148	1.9	10,209
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(k)	8.60%		07/2029	115	114	—	115
POY Holdings, LLC^	One stop	SF +	5.50%	(j)	9.32%		11/2027	5,096	5,047	0.9	4,892
POY Holdings, LLC^	One stop	SF +	5.50%	(j)	9.32%		11/2027	3,886	3,855	0.7	3,731
POY Holdings, LLC^	One stop	SF +	5.50%	(j)	9.32%		11/2027	224	223	—	215
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.33%		11/2027	190	189	—	180
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.32%		11/2027	121	121	—	116
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.32%		11/2027	271	270	0.1	260
POY Holdings, LLC	One stop				N/A(6)		11/2027	—	—	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.32%		11/2027	363	362	0.1	348
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.31%		11/2027	20	20	—	19
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(i)	8.47%		06/2031	112	110	—	112
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(i)	8.47%		06/2031	263	262	0.1	263
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(i)	8.47%		06/2031	600	596	0.1	600
Quick Quack Car Wash Holdings, LLC	One stop				N/A(6)		06/2031	—	—	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(i)	8.47%		06/2031	34	33	—	34
TWAS Holdings, LLC^	One stop	SF +	4.75%	(i)	8.47%		12/2029	180	179	—	179
TWAS Holdings, LLC(5)	One stop				N/A(6)		12/2029	—	(3)	—	(3)
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(j)	9.17%		12/2029	6,072	6,011	1.1	6,072
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(j)	9.17%		12/2029	251	237	—	251
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(j)	9.34%		12/2029	1,682	1,667	0.3	1,682
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(j)	8.84%		12/2029	7	6	—	7
Yorkshire Parent, Inc.^	One stop	SF +	5.00%	(j)	8.84%		12/2029	42	42	—	42
								46,468	46,093	8.4	46,050
Banks
Empyrean Solutions, LLC	One stop	SF +	4.50%	(j)	8.17%		11/2031	516	514	0.1	516
Empyrean Solutions, LLC	One stop				N/A(6)		11/2031	—	—	—	—
Empyrean Solutions, LLC(5)	One stop				N/A(6)		11/2031	—	(1)	—	—
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(j)	8.61%		12/2029	74	71	—	74
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(j)	8.59%		12/2029	1,325	1,314	0.3	1,325
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(j)	8.64%		12/2029	1,267	1,257	0.2	1,267
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(j)	8.59%		12/2029	106	105	—	106
								3,288	3,260	0.6	3,288
Beverages
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.42%		06/2030	2,770	2,736	0.5	2,770
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.42%				06/2030	$1,143	$1,133	0.2%	$1,143
Financial Information Technologies, LLC(5)	One stop				N/A(6)				06/2030	—	(1)	—	—
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.42%				06/2030	842	840	0.2	842
Spindrift Beverage Co. Inc.^	One stop	SF +	5.00%	(j)	8.94%				02/2032	1,652	1,634	0.3	1,652
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)				02/2032	—	(4)	—	—
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	—
										6,407	6,337	1.2	6,407
Building Products
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(j)	9.07%				11/2028	3,779	3,763	0.7	3,779
BECO Holding Company, Inc.(5)	One stop				N/A(6)				11/2027	—	(2)	—	—
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(j)	9.07%				11/2028	249	249	—	249
BECO Holding Company, Inc.(5)	One stop				N/A(6)				11/2028	—	(2)	—	—
										4,028	4,008	0.7	4,028
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%				01/2031	4,810	4,768	0.9	4,810
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(j)	8.42%				01/2031	427	419	0.1	427
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(j)	8.42%				01/2031	1,618	1,604	0.3	1,618
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%				01/2031	828	823	0.1	828
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%				01/2031	50	50	—	50
										7,733	7,664	1.4	7,733
Chemicals
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	—
AP Adhesives Holdings, LLC	One stop				N/A(6)				04/2031	—	—	—	—
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(j)	8.66%				04/2032	532	530	0.1	532
JSG II, Inc. and Checkers USA, Inc.^	One stop	SF +	4.50%	(i)	8.23%				09/2032	717	713	0.1	717
JSG II, Inc. and Checkers USA, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
JSG II, Inc. and Checkers USA, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(i)	8.42%				03/2029	337	335	0.1	337
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(i)(j)	8.46%				03/2029	38	37	—	38
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(i)	8.42%				03/2029	105	103	—	105
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.75%	(d)	5.87%	cash/	3.00%	PIK	09/2028	2,236	2,187	0.4	2,079
PHM NL SP Bidco B.V.(8)(10)(25)	One stop	SF +	6.75%	(h)	7.66%	cash/	3.00%	PIK	09/2028	827	822	0.2	769
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	SN +	6.75%	(g)	7.47%	cash/	3.00%	PIK	09/2028	486	476	0.1	452
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.75%	(d)	5.92%	cash/	3.00%	PIK	09/2028	236	227	—	220
										5,514	5,429	1.0	5,249
Commercial Services & Supplies
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.87%				01/2031	6,250	6,197	1.1	6,250
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.87%				01/2031	2,035	2,018	0.4	2,035
CHA Vision Holdings, Inc.(5)	One stop				N/A(6)				01/2030	—	(4)	—	—
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.87%				01/2031	50	50	—	50
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.82%				01/2031	3	2	—	3
CI (Quercus) Intermediate Holdings, LLC(5)	One stop				N/A(6)				06/2031	—	(4)	—	—
CI (Quercus) Intermediate Holdings, LLC^	One stop	SF +	5.00%	(j)	8.69%				06/2031	1,552	1,541	0.3	1,552
CI (Quercus) Intermediate Holdings, LLC(5)	One stop				N/A(6)				06/2031	—	(11)	—	—
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(j)	8.67%				06/2031	78	76	—	78
Dispatch Acquisition Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2032	846	842	0.2	842
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(a)(j)	8.59%				11/2032	56	55	—	55
Kleinfelder Intermediate, LLC^	One stop	SF +	5.00%	(j)	8.84%				09/2030	834	816	0.2	834
Kleinfelder Intermediate, LLC(5)	One stop				N/A(6)				09/2028	—	(1)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	5.00%	(j)	8.84%				09/2030	91	89	—	91
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(j)	8.17%				12/2032	5	5	—	5
Pearl Acquisition Buyer, Inc.^	One stop	SF +	4.50%	(j)	8.17%				12/2032	548	547	0.1	547
Pearl Acquisition Buyer, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
Profile Products LLC	One stop	SF +	5.50%	(j)	9.49%				11/2027	347	344	0.1	347
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Profile Products LLC	One stop	SF +	5.50%	(j)	9.49%	11/2027	$70	$70	—%	$70
Profile Products LLC	One stop	P +	4.50%	(a)	11.25%	11/2027	30	30	—	30
Profile Products LLC	One stop				N/A(6)	11/2027	—	—	—	—
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	9.00%	04/2031	55	54	—	55
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	8.97%	04/2031	73	73	—	73
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	8.97%	04/2030	33	33	—	33
PSC Parent, Inc.^	One stop	SF +	5.25%	(i)	8.99%	04/2031	437	434	0.1	437
Radwell Parent, LLC^	One stop	SF +	5.50%	(j)	9.17%	03/2029	8,300	8,237	1.5	8,300
Radwell Parent, LLC^	One stop	SF +	5.50%	(j)	9.17%	03/2029	299	295	0.1	299
Radwell Parent, LLC	One stop	SF +	5.50%	(j)	9.17%	03/2029	49	44	—	49
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)	06/2029	—	—	—	—
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.50%	(j)	8.50%	06/2029	35	35	—	34
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.50%	(i)(j)	8.44%	06/2029	103	103	—	102
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.50%	(j)	8.48%	06/2029	220	218	—	218
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)	06/2029	—	—	—	—
WRE Holding Corp.(5)	One stop				N/A(6)	07/2031	—	(3)	—	—
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.71%	07/2031	56	56	—	56
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	87	87	—	87
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.62%	07/2031	532	530	0.1	532
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	321	319	0.1	321
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	249	248	—	249
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	89	89	—	89
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	55	55	—	55
WRE Holding Corp.(5)	One stop				N/A(6)	07/2030	—	(5)	—	—
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.87%	07/2031	4,846	4,808	0.9	4,846
							28,634	28,372	5.2	28,624
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop				N/A(6)	05/2031	—	(1)	—	—
Consor Intermediate II, LLC	One stop	SF +	4.50%	(j)	8.17%	05/2031	16	15	—	16
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(j)	8.17%	05/2031	441	440	0.1	441
DCCM, LLC^	One stop	SF +	4.75%	(i)	8.47%	06/2032	473	471	0.1	473
DCCM, LLC	One stop				N/A(6)	06/2032	—	—	—	—
DCCM, LLC(5)	One stop				N/A(6)	06/2032	—	(1)	—	—
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.20%	12/2030	35	34	—	35
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.29%	12/2030	40	39	—	40
Royal Holdco Corporation^	One stop	SF +	4.50%	(j)	8.24%	12/2030	555	550	0.1	555
							1,560	1,547	0.3	1,560
Containers & Packaging
Chase Intermediate^	One stop	SF +	4.75%	(j)	8.59%	10/2028	3,999	3,984	0.8	3,999
Chase Intermediate	One stop	SF +	4.75%	(j)	8.42%	10/2028	136	134	—	136
Chase Intermediate	One stop	SF +	4.75%	(j)	8.59%	10/2028	200	199	0.1	200
Chase Intermediate	One stop	SF +	4.75%	(j)	8.59%	10/2028	55	52	—	55
Fortis Solutions Group, LLC^	One stop	SF +	5.50%	(j)	9.27%	10/2028	2,113	2,099	0.4	2,092
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	9.27%	10/2028	141	141	—	140
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	9.27%	10/2028	5	3	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(a)(j)	9.67%	10/2027	88	86	—	85
Packaging Coordinators Midco, Inc.(9)	One stop	SN +	4.50%	(g)	8.22%	07/2032	1,187	1,157	0.2	1,187
Packaging Coordinators Midco, Inc.^	One stop	SF +	4.50%	(j)	8.34%	07/2032	587	578	0.1	587
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)	07/2032	—	(1)	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)	07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop	SF +	4.50%	(j)	8.34%	07/2032	3	3	—	3
Packaging Coordinators Midco, Inc.	One stop				N/A(6)	07/2032	—	—	—	—
Packaging Coordinators Midco, Inc.	One stop				N/A(6)	07/2032	—	—	—	—
							8,514	8,435	1.6	8,489
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
ABC Legal Holdings, LLC^	One stop	SF +	4.50%	(j)	8.34%		08/2032	$667	$664	0.1%	$667
ABC Legal Holdings, LLC(5)	One stop				N/A(6)		08/2032	—	(1)	—	—
ABC Legal Holdings, LLC(5)	One stop				N/A(6)		08/2032	—	(1)	—	—
Action Termite Control, LLC	Senior secured				N/A(6)		12/2032	—	—	—	—
Action Termite Control, LLC^	Senior secured	SF +	4.25%	(j)	7.96%		12/2032	172	171	—	171
Action Termite Control, LLC(5)	Senior secured				N/A(6)		12/2032	—	(3)	—	(3)
Any Hour, LLC	One stop	SF +	5.25%	(j)	8.92%		05/2030	77	73	—	73
Any Hour, LLC(25)	One stop	N/A			13.00%	PIK	05/2031	1,029	1,016	0.2	885
Any Hour, LLC	One stop	SF +	5.25%	(i)(j)	8.96%		05/2030	350	346	0.1	325
Any Hour, LLC^	One stop	SF +	5.25%	(j)	8.92%		05/2030	2,722	2,692	0.5	2,559
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.78%		10/2030	50	49	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.82%		10/2030	2,034	1,994	0.4	2,039
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.71%		10/2029	174	155	—	174
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.82%		10/2030	8,545	8,372	1.6	8,566
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.84%		10/2030	50	49	—	50
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.81%		10/2030	34	34	—	34
Aptive Environmental, LLC^	One stop	SF +	4.75%	(i)	8.47%		10/2032	884	875	0.2	875
Aptive Environmental, LLC(5)	One stop				N/A(6)		10/2032	—	(1)	—	(1)
Aptive Environmental, LLC	One stop				N/A(6)		10/2032	—	—	—	—
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(j)	8.17%		05/2030	6	2	—	6
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(j)	8.17%		05/2030	136	135	—	136
CHVAC Services Investment, LLC	One stop	SF +	4.50%	(i)	8.23%		05/2030	10	10	—	10
CHVAC Services Investment, LLC^	One stop	SF +	4.50%	(j)	8.17%		05/2030	523	517	0.1	523
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	9.13%		07/2027	3,904	3,872	0.7	3,904
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	9.12%		07/2027	2,956	2,931	0.6	2,956
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	9.08%		07/2027	2,601	2,579	0.5	2,601
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	9.24%		07/2027	141	140	—	141
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	9.24%		07/2027	95	95	—	95
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	9.24%		07/2027	93	91	—	93
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	9.09%		07/2027	85	84	—	85
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	9.09%		07/2027	61	61	—	61
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	9.14%		07/2027	43	43	—	43
COP Hometown Acquisitions, Inc.	Senior secured				N/A(6)		07/2027	—	—	—	—
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	9.19%		07/2027	50	49	—	50
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	10.07%		12/2027	523	521	0.1	518
EMS LINQ, LLC	One stop	SF +	6.25%	(i)	10.07%		12/2027	27	27	—	26
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(j)	9.32%		07/2029	355	352	0.1	355
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(j)	9.32%		07/2029	7	7	—	7
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(j)	9.32%		07/2029	103	102	—	103
FPG Intermediate Holdco, LLC(25)	One stop	SF +	5.00%	(k)	8.70%	PIK	06/2029	43	43	—	43
FPG Intermediate Holdco, LLC(25)	One stop	SF +	5.00%	(k)	8.70%	PIK	06/2029	74	74	—	74
FPG Intermediate Holdco, LLC(25)	One stop	SF +	5.00%	(j)(k)	8.70%	PIK	06/2029	109	109	—	109
FPG Intermediate Holdco, LLC(25)	Senior secured	SF +	5.00%	(k)	8.70%	PIK	06/2029	373	353	0.1	339
FPG Intermediate Holdco, LLC(7)(25)	One stop	SF +	5.00%	(k)	8.70%	PIK	06/2029	149	125	—	125
FSS Buyer LLC	One stop	SF +	4.50%	(i)	8.22%		08/2031	273	269	0.1	273
FSS Buyer LLC	One stop				N/A(6)		08/2030	—	—	—	—
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(j)	9.07%		06/2029	426	422	0.1	426
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(i)	8.97%		06/2028	14	13	—	14
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(j)	9.09%		06/2029	206	206	—	206
Kodiak Buyer, LLC^	One stop	SF +	4.50%	(j)	8.17%		07/2032	491	489	0.1	491
Kodiak Buyer, LLC(5)	One stop				N/A(6)		07/2032	—	(1)	—	—
Kodiak Buyer, LLC(5)	One stop				N/A(6)		07/2032	—	(1)	—	—
Litera Bidco, LLC	One stop				N/A(6)		05/2028	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Litera Bidco, LLC	One stop	SF +	5.00%	(i)	8.72%				05/2028	$169	$169	—%	$169
Litera Bidco, LLC	One stop				N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC^	One stop	SF +	5.00%	(i)	8.72%				05/2028	423	422	0.1	423
Mario Purchaser, LLC^	One stop	SF +	5.75%	(j)	9.84%				04/2029	409	405	0.1	392
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.84%				04/2029	530	524	0.1	509
Mario Purchaser, LLC(25)	One stop	N/A			14.84%	PIK			04/2032	307	304	0.1	301
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.74%				04/2028	41	40	—	39
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.84%				04/2029	69	68	—	66
NSG Buyer, Inc. ^	One stop	SF +	5.00%	(j)	8.67%				11/2029	9,227	9,091	1.7	9,227
NSG Buyer, Inc.	One stop	SF +	5.00%	(j)	8.67%				11/2028	78	65	—	78
NSG Buyer, Inc.	One stop				N/A(6)				11/2029	—	—	—	—
RW AM Holdco LLC^(7)	One stop	SF +	5.25%	(j)	9.02%				04/2028	887	888	0.1	488
RW AM Holdco LLC(5)(7)	One stop				N/A(6)				04/2028	—	—	—	(27)
Salisbury House, LLC	One stop	SF +	5.00%	(i)	8.72%				08/2032	15	15	—	15
Salisbury House, LLC^	One stop	SF +	5.00%	(k)	8.73%				08/2032	749	745	0.1	749
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	—
SCP CDH Buyer, Inc.^	One stop	SF +	4.50%	(j)	8.17%				12/2032	708	705	0.1	701
SCP CDH Buyer, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
SCP CDH Buyer, Inc.(5)	One stop				N/A(6)				12/2032	—	(1)	—	(2)
Severin Acquisition, LLC^(25)	One stop	SF +	4.75%	(i)	6.22%	cash/	2.25%	PIK	10/2031	3,179	3,154	0.6	3,147
Severin Acquisition, LLC(5)	One stop				N/A(6)				10/2031	—	(3)	—	(4)
Severin Acquisition, LLC(25)	One stop	SF +	4.75%	(i)	6.22%	cash/	2.25%	PIK	10/2031	138	136	—	132
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(j)	8.17%				02/2031	672	668	0.1	672
Stellar Brands, LLC	Senior secured				N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC	One stop				N/A(6)				12/2030	—	—	—	—
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(k)	8.86%				12/2030	8,966	8,902	1.6	8,921
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(7)	—	(6)
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(4)	—	(3)
										57,232	56,488	10.3	56,263
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(4)	—	—
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(i)	8.47%				06/2031	1,743	1,724	0.3	1,747
Baker Tilly Advisory Group, LP^	One stop	SF +	4.25%	(i)	7.97%				06/2031	475	473	0.1	475
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2031	—	(1)	—	—
Banker's Toolbox, Inc.^	One stop	SF +	4.50%	(j)	8.17%				07/2029	1,724	1,710	0.3	1,724
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2029	—	(1)	—	—
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2029	—	(1)	—	—
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(25)	Subordinated debt	E +	8.00%	(d)	10.08%	PIK			07/2032	120	110	—	120
Ceres Groupe SAS & Ceres PikCo^(8)(9)(20)	One stop	E +	4.75%	(d)	6.83%				07/2031	509	465	0.1	509
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	4.75%	(d)	6.85%				07/2031	72	65	—	72
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	—
Corsair Blade IV S.A R.L.(8)(9)(14)(25)	One stop	SN +	5.75%	(g)	9.22%	cash/	0.25%	PIK	12/2030	30	23	—	30
Corsair Blade IV S.A R.L.(8)(14)(25)	One stop	SF +	5.75%	(j)	9.76%	cash/	0.25%	PIK	12/2030	92	92	—	92
Deerfield Dakota Holding, LLC(5)	One stop				N/A(6)				09/2032	—	(1)	—	—
Deerfield Dakota Holding, LLC^(25)	One stop	SF +	5.75%	(j)	6.67%	cash/	2.75%	PIK	09/2032	922	913	0.2	922
Equity Methods, LLC^	One stop	SF +	4.75%	(j)	8.42%				04/2032	1,847	1,838	0.3	1,847
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(2)	—	—
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(2)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Finastra USA, Inc.^(8)(10)	One stop	SF +	7.25%	(j)	10.97%				09/2029	$1,353	$1,353	0.2%	$1,353
Flash Topco, Inc.^	One stop	SF +	6.00%	(k)	9.70%				10/2028	318	317	0.1	312
Flash Topco, Inc.	One stop	SF +	6.00%	(k)	9.95%				10/2028	917	914	0.2	899
Flash Topco, Inc.	One stop	SF +	6.50%	(k)	10.20%				10/2028	78	77	—	77
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(i)(j)	8.22%				06/2031	2,057	2,048	0.4	2,051
Higginbotham Insurance Agency, Inc.	One stop				N/A(6)				06/2031	—	—	—	—
Higginbotham Insurance Agency, Inc.	One stop				N/A(6)				06/2031	—	—	—	—
Medlar Bidco Limited(8)(9)(21)	One stop	SN +	5.00%	(g)	8.72%				05/2032	2,042	2,001	0.4	2,042
Medlar Bidco Limited(8)(9)(21)	One stop	E +	5.00%	(c)	6.99%				05/2032	2,537	2,427	0.5	2,537
Medlar Bidco Limited(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(4)	—	—
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(j)	8.49%				10/2028	26	26	—	26
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(j)	8.49%				10/2028	116	116	—	116
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(j)	8.49%				10/2028	252	252	—	252
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(j)	8.49%				10/2028	350	350	0.1	350
Wealth Enhancement Group, LLC	One stop	SF +	4.50%	(j)	8.36%				10/2028	315	313	0.1	315
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
										17,895	17,590	3.3	17,868
Electric Utilities
Smart Energy Systems, Inc.(25)	One stop	SF +	7.50%	(j)	7.74%	cash/	3.75%	PIK	01/2030	67	67	—	66
Smart Energy Systems, Inc.^(25)	One stop	SF +	7.50%	(j)	7.74%	cash/	3.75%	PIK	01/2030	612	601	0.1	600
										679	668	0.1	666
Electrical Equipment
Power Grid Holdings, Inc.^	One stop	SF +	4.75%	(j)	8.42%				12/2030	173	170	—	172
Power Grid Holdings, Inc.	One stop	P +	3.75%	(a)	10.50%				12/2030	6	5	—	5
Wildcat TopCo, Inc.^	One stop	SF +	4.50%	(j)	8.32%				11/2031	1,856	1,840	0.4	1,856
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(3)	—	—
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	—
										2,035	2,010	0.4	2,033
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(i)	8.82%				11/2028	2,192	2,131	0.4	2,192
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(1)	—	—
										2,192	2,130	0.4	2,192
Food & Staples Retailing
GMF Parent, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
GMF Parent, Inc.^	One stop	SF +	4.50%	(j)	8.20%				12/2032	473	471	0.1	471
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(j)	4.82%	cash/	5.25%	PIK	12/2028	426	425	0.1	341
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(j)	4.82%	cash/	5.25%	PIK	12/2028	81	81	—	63
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(j)	4.82%	cash/	5.25%	PIK	12/2028	11	11	—	9
Wineshipping.com LLC(5)	One stop				N/A(6)				12/2028	—	—	—	(8)
										991	986	0.2	874
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(j)	9.67%				10/2030	6,973	6,900	1.3	6,973
Blast Bidco Inc.(5)	One stop				N/A(6)				10/2029	—	(8)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	5.00%	(k)	8.79%				08/2030	1,070	1,062	0.2	1,070
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	—
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(j)	10.07%				07/2027	543	542	0.1	543
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)(j)	10.07%				07/2027	127	126	—	127
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	SN +	4.50%	(g)	8.22%				09/2032	705	696	0.1	705
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	A +	4.50%	(e)	8.23%				09/2032	156	152	—	156
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	E +	4.50%	(c)	6.52%				09/2032	152	150	—	152
Wizard Bidco Limited^(8)(10)	One stop	SF +	6.00%	(j)	9.67%				03/2029	650	643	0.1	650
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Wizard Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.25%	(g)	8.47%	cash/	1.50%	PIK	03/2029	$421	$409	0.1%	$421
Wizard Bidco Limited^(8)(9)(10)	One stop	SN +	6.00%	(g)	9.72%				03/2029	240	217	0.1	240
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	4.75%	(g)	8.47%				09/2028	64	58	—	64
Zullas, L.C.	One stop				N/A(6)				06/2031	—	—	—	—
Zullas, L.C.^	One stop	SF +	4.75%	(i)	8.47%				06/2031	350	349	0.1	350
Zullas, L.C.	One stop	SF +	4.75%	(i)	8.47%				06/2031	57	56	—	57
										11,508	11,351	2.1	11,508
Healthcare Equipment & Supplies
Bayou Intermediate II, LLC	One stop				N/A(6)				09/2032	—	—	—	—
Bayou Intermediate II, LLC^	One stop	SF +	4.75%	(j)	8.42%				09/2032	705	702	0.1	705
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(i)(j)	8.43%				09/2032	76	75	—	76
Belmont Instrument, LLC^	One stop	SF +	5.25%	(j)	8.92%				08/2028	1,846	1,826	0.3	1,846
Belmont Instrument, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Blades Buyer, Inc.	Senior secured				N/A(6)				03/2028	—	—	—	—
Blades Buyer, Inc.(5)	Senior secured				N/A(6)				03/2028	—	(3)	—	(6)
CCSL Holdings, LLC	One stop	SF +	5.75%	(i)	9.47%				12/2028	77	76	—	77
Centegix Intermediate II, LLC^(25)	One stop	SF +	6.00%	(j)	6.63%	cash/	3.25%	PIK	08/2032	686	682	0.1	686
Centegix Intermediate II, LLC	One stop	SF +	5.50%	(j)	9.31%				08/2032	68	67	—	68
Centegix Intermediate II, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	—
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(j)	9.32%				06/2031	3,636	3,608	0.7	3,636
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				05/2030	—	(3)	—	—
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)(k)	9.18%				06/2031	796	785	0.2	796
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)	9.26%				06/2031	110	108	—	110
Isto Group, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Isto Group, Inc.^	One stop	SF +	4.75%	(j)	8.46%				09/2032	471	468	0.1	471
Isto Group, Inc.(5)	One stop				N/A(6)				09/2032	—	(1)	—	—
RTI Surgical, Inc.(5)	One stop				N/A(6)				09/2032	—	(1)	—	—
RTI Surgical, Inc.^	One stop	SF +	4.75%	(i)	8.47%				09/2032	833	829	0.3	833
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(i)	8.22%				12/2029	742	740	0.1	742
TIDI Legacy Products, Inc.	One stop				N/A(6)				12/2029	—	—	—	—
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(i)	8.22%				12/2029	199	197	—	199
YI, LLC^	One stop	SF +	5.75%	(i)	9.49%				12/2029	2,893	2,855	0.5	2,893
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(7)	—	—
ZimVie, Inc.	One stop	SF +	4.75%	(j)	8.42%				10/2032	40	39	—	39
ZimVie, Inc.^	One stop	SF +	4.75%	(j)	8.42%				10/2032	750	746	0.1	746
ZimVie, Inc.(5)	One stop				N/A(6)				10/2032	—	(1)	—	(1)
										13,928	13,785	2.5	13,916
Healthcare Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.25%	(i)	9.07%				12/2027	929	926	0.2	932
AAH TOPCO, LLC	One stop	SF +	5.25%	(i)	9.07%				12/2027	330	328	0.1	330
AAH TOPCO, LLC (25)	Subordinated debt	N/A			11.50%	PIK			12/2031	249	247	—	247
AAH TOPCO, LLC	One stop				N/A(6)				12/2027	—	—	—	—
AAH TOPCO, LLC	One stop	SF +	5.25%	(i)	9.07%				12/2027	3,954	3,935	0.7	3,964
AAH TOPCO, LLC	One stop	SF +	5.00%	(i)	8.82%				12/2027	229	226	—	229
Active Day, Inc.^	One stop	SF +	5.00%	(i)	8.72%				05/2027	442	440	0.1	440
Active Day, Inc.(5)	One stop				N/A(6)				05/2027	—	(1)	—	(1)
Active Day, Inc.	One stop	SF +	5.00%	(i)	8.72%				05/2027	151	150	—	150
Bamboo US Bidco LLC^(9)	One stop	E +	5.00%	(c)	7.07%				09/2030	1,798	1,590	0.3	1,798
Bamboo US Bidco LLC	One stop	SF +	5.00%	(i)(j)	8.83%				09/2030	121	120	—	121
Bamboo US Bidco LLC	One stop	SF +	5.00%	(i)	8.79%				09/2030	101	101	—	101
Bamboo US Bidco LLC	One stop	SF +	5.25%	(j)	9.09%				09/2030	376	375	0.1	376
Bamboo US Bidco LLC(5)	One stop				N/A(6)				10/2029	—	(10)	—	—
Bamboo US Bidco LLC^	One stop	SF +	5.25%	(j)	9.09%				09/2030	2,460	2,416	0.5	2,460
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.57%				11/2030	$460	$458	0.1%	$460
Benefit Plan Administrators of Eau Claire, LLC	One stop				N/A(6)				11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)				11/2030	—	(1)	—	—
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.57%				11/2030	2,603	2,589	0.5	2,603
BHG Holdings, LLC^	One stop	SF +	5.50%	(j)	9.34%				04/2032	3,890	3,859	0.7	3,890
BHG Holdings, LLC(5)	One stop				N/A(6)				04/2032	—	(4)	—	—
BHG Holdings, LLC(5)	One stop				N/A(6)				04/2032	—	(9)	—	—
Community Care Partners, LLC^	One stop	SF +	6.00%	(i)	9.83%				06/2026	129	129	—	129
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				04/2031	1,550	1,422	0.3	1,550
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)				04/2031	—	(3)	—	—
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(10)	One stop	SF +	5.00%	(k)	8.73%				04/2031	2,484	2,446	0.5	2,484
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)				10/2030	—	(6)	—	—
ERC Topco Holdings, LLC(25)	One stop	SF +	6.76%	(j)	1.00%	cash/	9.76%	PIK	03/2030	670	620	0.1	549
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(j)	9.46%				03/2030	117	111	—	117
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(j)	9.43%				03/2030	6	6	—	6
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^(8)(9)(11)	One stop	CA +	5.00%	(l)	7.30%				09/2029	468	456	0.1	468
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(11)	One stop	CA +	5.00%	(l)	7.30%				09/2029	172	167	—	172
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(k)	8.80%				06/2028	291	290	0.1	291
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(k)	8.80%				06/2028	46	46	—	46
Heartland Veterinary Partners LLC	Senior secured				N/A(6)				06/2028	—	—	—	—
HP TLE Buyer, Inc.^	One stop	SF +	4.75%	(j)	8.42%				07/2032	3,794	3,776	0.7	3,794
HP TLE Buyer, Inc.(5)	One stop				N/A(6)				07/2032	—	(4)	—	—
LOV Acquisition LLC^	Senior secured	SF +	4.25%	(i)	7.97%				11/2031	2,371	2,361	0.4	2,371
LOV Acquisition LLC(5)	Senior secured				N/A(6)				11/2031	—	(1)	—	—
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(j)	9.57%				08/2029	14,207	14,076	2.6	14,065
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	2,939	2,912	0.5	2,844
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	679	676	0.1	657
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	125	124	—	121
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK			08/2030	123	117	—	119
PPV Intermediate Holdings, LLC(25)	One stop	N/A			14.75%	PIK			08/2030	71	70	—	71
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(j)	9.63%				08/2029	47	43	—	43
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(j)	9.07%				08/2029	20	19	—	19
Premise Health Holding Corp.^	One stop	SF +	4.50%	(j)	8.17%				11/2032	6,429	6,341	1.2	6,365
Premise Health Holding Corp.(5)	One stop				N/A(6)				11/2031	—	(10)	—	(8)
Premise Health Holding Corp.^	One stop	SF +	4.50%	(j)	8.17%				11/2032	525	520	0.1	520
Premise Health Holding Corp.(5)	One stop				N/A(6)				11/2032	—	(1)	—	(2)
Suveto Buyer, LLC	One stop	SF +	4.50%	(i)	8.22%				09/2027	274	273	0.1	274
Suveto Buyer, LLC^	One stop	SF +	4.50%	(i)	8.22%				09/2027	1,089	1,086	0.2	1,089
Suveto Buyer, LLC	One stop	P +	3.50%	(a)	10.25%				09/2027	9	9	—	9
										56,728	55,806	10.3	56,263
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(j)	9.17%				05/2030	14	14	—	14
Amberfield Acquisition Co.	One stop	SF +	5.50%	(j)	9.17%				05/2030	19	18	—	19
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(j)	9.17%				05/2030	587	582	0.1	587
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(j)	8.52%				10/2029	1,042	1,031	0.2	1,042
Crow River Buyer, Inc.^	One stop	SF +	6.00%	(j)	9.84%				01/2029	367	363	0.1	367
Crow River Buyer, Inc.(5)	One stop				N/A(6)				01/2029	—	(1)	—	—
Crow River Buyer, Inc.^	One stop	SF +	6.00%	(i)	9.72%				01/2029	821	815	0.2	821
GHX Ultimate Parent Corporation^	One stop	SF +	4.75%	(j)	8.42%				12/2031	10,145	10,059	1.9	10,145
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				12/2031	$—	$(8)	—%	$—
Healthmark Holdings, L.P.	One stop				N/A(6)				07/2032	—	—	—	—
Healthmark Holdings, L.P.^	One stop	SF +	4.50%	(j)	8.32%				07/2032	750	746	0.1	750
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC	One stop				N/A(6)				07/2031	—	—	—	—
Kona Buyer, LLC^	One stop	SF +	4.50%	(j)	8.36%				07/2031	406	403	0.1	406
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.36%				07/2031	24	24	—	24
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.36%				07/2031	7	7	—	7
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	5.75%	(g)	9.47%				02/2031	2,072	1,919	0.4	2,072
Lacker Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(5)	—	—
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.75%	(g)	9.47%				02/2031	2,763	2,701	0.5	2,763
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				02/2031	48	48	—	40
Modernizing Medicine, Inc.^(25)	One stop	SF +	4.75%	(j)	6.17%	cash/	2.25%	PIK	04/2032	6,513	6,455	1.2	6,513
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(5)	—	—
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(j)	8.17%				09/2030	2,576	2,539	0.5	2,576
Neptune Holdings, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Netsmart Technologies, Inc.^(25)	One stop	SF +	5.20%	(i)	6.22%	cash/	2.70%	PIK	08/2031	7,076	7,024	1.3	7,076
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(7)	—	—
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	—
Netsmart Technologies, Inc.^(25)	One stop	SF +	5.20%	(i)	6.22%	cash/	2.70%	PIK	08/2031	169	169	—	169
Plasma Buyer LLC^(7)(25)	One stop	SF +	5.75%	(j)	9.42%	PIK			05/2029	315	296	—	258
Plasma Buyer LLC(7)(25)	One stop	SF +	5.75%	(j)	9.42%	PIK			05/2028	36	34	—	29
Plasma Buyer LLC(7)(25)	One stop	SF +	5.75%	(j)	9.42%	PIK			05/2029	12	11	—	10
QF Holdings, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
QF Holdings, Inc.^	One stop	SF +	4.50%	(j)	8.19%				12/2032	743	741	0.1	740
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
Signant Finance One Limited(5)	One stop				N/A(6)				10/2031	—	(1)	—	(1)
Signant Finance One Limited^(25)	One stop	SF +	4.75%	(j)	8.42%	PIK			10/2031	754	746	0.1	746
Signant Finance One Limited(5)	One stop				N/A(6)				10/2031	—	(1)	—	(2)
										37,259	36,713	6.8	37,170
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(j)(k)	9.82%				08/2028	811	807	—	811
Barteca Restaurants, LLC	One stop	SF +	6.00%	(k)	9.95%				08/2028	41	41	—	41
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)(k)	9.94%				08/2028	92	91	—	92
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	9.82%				08/2028	76	72	—	76
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CB Sports Holdings Bidco, LLC^	One stop	SF +	4.50%	(j)	8.20%				12/2032	295	294	0.1	294
CB Sports Holdings Bidco, LLC(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
CB Sports Holdings Bidco, LLC(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(j)	7.92%				10/2031	16	16	—	16
CR Fitness Holdings, LLC^	Senior secured	SF +	4.25%	(j)	7.92%				10/2032	750	748	0.1	748
CR Fitness Holdings, LLC	Senior secured				N/A(6)				10/2032	—	—	—	—
Crumbl Enterprises, LLC(5)	One stop				N/A(6)				05/2032	—	(2)	—	—
Crumbl Enterprises, LLC^	One stop	SF +	4.50%	(j)	8.17%				05/2032	4,351	4,332	0.8	4,351
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	168	167	—	168
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	106	106	—	106
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	2,058	2,033	0.4	2,058
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	311	307	0.1	311
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	70	69	—	70
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(2)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	10/2029	$143	$141	—%	$143
ESN Venture Holdings, LLC(5)(25)	One stop				N/A(6)				10/2029	—	(1)	—	—
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.54%	cash/	3.38%	PIK	10/2029	352	349	0.1	352
ESN Venture Holdings, LLC(25)	One stop	SF +	6.25%	(j)	6.69%	cash/	3.38%	PIK	10/2029	267	266	—	267
GFP Atlantic Holdco 2, LLC^	One stop	SF +	6.00%	(j)	9.87%				11/2027	1,231	1,219	0.2	1,231
GFP Atlantic Holdco 2, LLC	One stop	SF +	6.00%	(j)	9.85%				11/2027	920	899	0.2	920
Harri US LLC(25)	One stop	SF +	7.25%	(j)	6.32%	cash/	4.75%	PIK	08/2028	53	52	—	51
Harri US LLC(25)	One stop	SF +	7.25%	(j)	6.32%	cash/	4.75%	PIK	08/2028	36	36	—	34
Harri US LLC(25)	One stop	SF +	7.25%	(j)	6.32%	cash/	4.75%	PIK	08/2028	35	35	—	33
Harri US LLC(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
Harri US LLC^(25)	One stop	SF +	7.25%	(j)	6.32%	cash/	4.75%	PIK	08/2028	325	306	0.1	312
Harri US LLC	One stop	N/A			14.00%				08/2028	892	881	0.2	892
Health Buyer, LLC	Senior secured	SF +	4.75%	(i)	8.48%				04/2030	12	11	—	12
Health Buyer, LLC(5)	Senior secured				N/A(6)				04/2030	—	(1)	—	—
Health Buyer, LLC^	Senior secured	SF +	4.75%	(j)	8.42%				04/2030	296	292	0.1	296
Olo Parent, Inc.^	One stop	SF +	4.50%	(j)	8.32%				09/2032	1,039	1,037	0.2	1,039
Olo Parent, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Patriot Acquireco, LLC	One stop	SF +	4.50%	(j)	8.18%				09/2032	18	18	—	18
Patriot Acquireco, LLC^	One stop	SF +	4.50%	(j)	8.17%				09/2032	907	902	0.2	907
PB Group Holdings, LLC^(25)	One stop	SF +	5.50%	(i)	6.47%	cash/	2.75%	PIK	08/2030	3,342	3,330	0.6	3,342
PB Group Holdings, LLC	One stop	SF +	5.00%	(i)	8.72%				08/2030	162	161	—	162
QSR Acquisition Co.^	One stop	SF +	4.25%	(i)	7.97%				06/2032	5,326	5,307	1.0	5,326
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(2)	—	—
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(4)	—	—
Rooster BidCo Limited(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				03/2032	11	10	—	11
Rooster BidCo Limited(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(2)	—	—
Rooster BidCo Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				03/2032	465	442	0.1	465
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(j)	8.17%				07/2032	319	317	0.1	319
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.34%				07/2032	174	173	—	174
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				07/2032	43	42	—	43
SDC Holdco, LLC	One stop				N/A(6)				07/2032	—	—	—	—
SDC Holdco, LLC^	One stop	SF +	4.38%	(i)	8.10%				07/2032	894	890	0.2	894
SSRG Holdings, LLC(5)	One stop				N/A(6)				11/2029	—	(1)	—	—
SSRG Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2029	541	538	0.1	541
YE Brands Holding, LLC^	One stop	SF +	4.75%	(j)	8.42%				10/2027	2,910	2,895	0.5	2,910
YE Brands Holding, LLC	One stop	SF +	4.75%	(j)	8.42%				10/2027	12	12	—	12
YE Brands Holding, LLC	One stop	SF +	4.75%	(j)	8.42%				10/2027	418	415	0.1	418
										30,288	30,043	5.5	30,263
Household Durables
TLB Holdings I, LLC(5)	One stop				N/A(6)				10/2031	—	(1)	—	(1)
TLB Holdings I, LLC^	One stop	SF +	4.75%	(j)	8.62%				10/2031	445	442	0.1	442
TLB Holdings I, LLC(5)	One stop				N/A(6)				10/2031	—	(1)	—	(1)
										445	440	0.1	440
Household Products
WU Holdco, Inc.^	One stop	SF +	4.75%	(j)	8.42%				04/2032	891	887	0.2	891
WU Holdco, Inc.	One stop	SF +	4.75%	(j)	8.44%				04/2032	6	5	—	6
WU Holdco, Inc.	One stop				N/A(6)				04/2032	—	—	—	—
										897	892	0.2	897
Industrial Conglomerates
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.42%				07/2029	215	213	—	215
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.69%				07/2029	283	279	0.2	283
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.42%				07/2029	54	54	—	54
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.42%				07/2029	28	28	—	28
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.42%	07/2029	$33	$33	—%	$33
Dwyer Instruments, Inc.(5)(9)	One stop				N/A(6)	07/2029	—	(3)	—	—
Dwyer Instruments, Inc.^(9)	One stop	E +	5.00%	(c)	7.02%	07/2029	4,885	4,351	0.9	4,885
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.42%	07/2029	1,679	1,664	0.3	1,679
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.42%	07/2029	387	384	0.1	387
Essential Services Holdings Corporation^	One stop	SF +	5.00%	(j)	8.88%	06/2031	3,421	3,395	0.6	3,387
Essential Services Holdings Corporation	One stop	SF +	5.00%	(j)	8.88%	06/2030	168	165	—	165
Essential Services Holdings Corporation(5)	One stop				N/A(6)	06/2031	—	(3)	—	(7)
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(i)	8.97%	08/2029	644	636	0.1	644
Excelitas Technologies Corp.^(9)	One stop	E +	5.25%	(b)	7.15%	08/2029	128	111	—	128
Excelitas Technologies Corp.	One stop				N/A(6)	08/2028	—	—	—	—
Excelitas Technologies Corp.(5)	One stop				N/A(6)	08/2029	—	(4)	—	—
							11,925	11,303	2.2	11,881
Insurance
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	9.02%	07/2027	177	177	—	177
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	9.02%	07/2027	53	53	—	53
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(j)	9.02%	07/2027	50	49	—	50
AMBA Buyer, Inc.	One stop				N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	9.02%	07/2027	19	19	—	19
Bellwether Buyer, LLC	One stop				N/A(6)	04/2032	—	—	—	—
Bellwether Buyer, LLC^	One stop	SF +	4.50%	(i)	8.23%	04/2032	463	461	0.1	463
Bellwether Buyer, LLC(5)	One stop				N/A(6)	04/2032	—	(1)	—	—
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.34%	03/2028	851	842	0.2	851
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.29%	03/2028	572	572	0.1	572
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(j)	9.34%	03/2028	147	146	—	147
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(j)	9.34%	03/2028	704	695	0.1	704
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(i)	8.22%	07/2029	5,335	5,291	1.0	5,335
Captive Resources Midco, LLC(5)	One stop				N/A(6)	07/2028	—	(1)	—	—
Doxa Insurance Holdings LLC^	One stop	SF +	4.50%	(j)	8.17%	12/2030	4,902	4,842	0.9	4,902
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(j)	8.17%	12/2029	128	122	—	128
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(j)	8.17%	12/2030	4,663	4,630	0.9	4,663
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(j)	8.34%	12/2030	23	23	—	23
Gimlet Bidco GMBH^(8)(9)(19)	One stop	E +	5.75%	(c)	7.82%	04/2031	3,831	3,422	0.7	3,831
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.75%	(b)(c)	7.82%	04/2031	1,495	1,395	0.3	1,495
Gimlet Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)	04/2031	—	(3)	—	—
Huskies Parent, Inc.^	One stop	SF +	6.00%	(i)	9.82%	11/2029	384	380	0.1	376
Illumifin Corporation	One stop	SF +	6.00%	(j)	10.13%	09/2027	184	183	—	177
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(j)	8.82%	08/2028	4,300	4,274	0.8	4,300
Integrity Marketing Acquisition, LLC	One stop				N/A(6)	08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop				N/A(6)	08/2028	—	—	—	—
Koala Investment Holdings, Inc.^	One stop	SF +	4.50%	(j)	8.17%	08/2032	782	778	0.1	782
Koala Investment Holdings, Inc.	One stop				N/A(6)	08/2032	—	—	—	—
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)	08/2032	—	(1)	—	—
MRH Trowe Germany GMBH(8)(9)(19)	One stop				N/A(6)	11/2031	—	—	—	—
MRH Trowe Germany GMBH^(8)(9)(19)	One stop	E +	5.00%	(d)	7.11%	05/2032	574	545	0.1	574
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	5.00%	(c)	7.03%	05/2032	89	88	—	89
Oakbridge Insurance Agency LLC	One stop	SF +	5.00%	(i)	8.72%	11/2029	297	291	0.1	295
Oakbridge Insurance Agency LLC^	One stop	SF +	4.75%	(i)	8.47%	11/2029	3,117	3,089	0.6	3,086
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(i)	8.48%	11/2029	173	169	—	168
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(i)	8.47%	11/2029	1,505	1,492	0.3	1,490
Oakbridge Insurance Agency LLC(5)	One stop				N/A(6)	11/2029	—	(3)	—	(6)
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	4.75%	(k)	8.35%	06/2030	6,905	6,834	1.3	6,905
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)	06/2029	—	(1)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)	06/2030	—	(5)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(j)	8.67%				10/2028	$9,989	$9,909	1.8%	$9,989
Patriot Growth Insurance Services, LLC^	One stop	SF +	5.00%	(j)	8.82%				10/2028	656	639	0.1	656
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(j)	8.82%				10/2028	136	135	—	136
Patriot Growth Insurance Services, LLC(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Wasabi Lower Holdco, LLC(5)	Senior secured				N/A(6)				06/2032	—	(1)	—	—
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(i)	8.22%				06/2032	240	237	—	240
World Insurance Associates, LLC	One stop				N/A(6)				04/2030	—	—	—	—
World Insurance Associates, LLC	One stop	SF +	5.00%	(j)	8.68%				04/2030	421	420	0.1	421
										53,165	52,185	9.7	53,091
IT Services
CivicPlus, LLC(25)	One stop	SF +	11.75%	(j)	15.42%	PIK			06/2034	131	130	—	131
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	—
CivicPlus, LLC^(25)	One stop	SF +	6.00%	(j)	7.07%	cash/	2.75%	PIK	08/2030	1,198	1,189	0.2	1,198
CivicPlus, LLC	One stop	SF +	5.50%	(j)	9.20%				08/2030	204	202	—	204
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(3)	—	—
ContractPod Technologies, Ltd.^(8)(10)(25)	One stop	SF +	6.50%	(j)	6.92%	cash/	3.25%	PIK	07/2030	299	298	0.2	299
ContractPod Technologies, Ltd.(8)(10)(25)	One stop	SF +	6.50%	(j)	7.09%	cash/	3.25%	PIK	07/2030	74	73	—	74
ContractPod Technologies, Ltd.(5)(8)(10)	One stop				N/A(6)				07/2030	—	(1)	—	—
Critical Start, Inc.^(25)	One stop	SF +	6.76%	(j)	6.99%	cash/	3.63%	PIK	05/2028	206	205	—	204
Critical Start, Inc.^(25)	One stop	SF +	6.76%	(j)	6.99%	cash/	3.63%	PIK	05/2028	112	111	—	111
Critical Start, Inc.	One stop	P +	5.25%	(a)	12.00%				05/2028	8	8	—	8
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.50%	(d)	8.61%	PIK			07/2029	985	851	0.2	943
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.50%	(d)	8.61%	PIK			07/2029	92	82	—	88
Goldcup 31018 AB(8)(9)(16)	One stop	E +	6.25%	(d)	8.36%				01/2029	29	25	—	25
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(j)	7.70%	cash/	4.00%	PIK	11/2029	51	50	—	49
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(j)	7.70%	cash/	4.00%	PIK	11/2029	57	54	—	55
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(j)	7.70%	cash/	4.00%	PIK	11/2029	20	17	—	19
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(i)	7.73%	cash/	4.00%	PIK	11/2029	8	7	—	6
Netwrix Corporation	One stop	SF +	4.50%	(j)	8.32%				06/2029	615	611	0.1	615
Netwrix Corporation^	One stop	SF +	4.50%	(j)	8.32%				06/2029	4,341	4,326	0.8	4,341
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Netwrix Corporation	One stop	SF +	4.50%	(j)	8.32%				06/2029	266	253	0.1	266
PDQ.com Corporation	One stop				N/A(6)				10/2032	—	—	—	—
PDQ.com Corporation^	One stop	SF +	4.75%	(j)	8.42%				10/2032	506	505	0.1	503
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	(1)	—	(1)
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(4)	—	—
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(2)	—	—
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(j)	6.59%	cash/	3.25%	PIK	04/2031	8,341	8,293	1.5	8,341
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(j)	6.59%	cash/	3.25%	PIK	04/2031	51	51	—	51
WPEngine, Inc.^	One stop	SF +	5.75%	(j)	9.45%				08/2029	443	438	0.1	443
WPEngine, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.32%				07/2027	430	430	0.1	430
Zarya Holdco, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.32%				07/2027	171	169	—	171
										18,638	18,365	3.4	18,574
Leisure Products
Crunch Holdings, LLC^	One stop	SF +	4.50%	(i)	8.22%				09/2031	6,161	6,147	1.1	6,161
Crunch Holdings, LLC(5)	One stop				N/A(6)				09/2031	—	(2)	—	—
Movement Holdings, LLC^(8)(10)	One stop	SF +	5.50%	(j)	9.32%				03/2030	2,389	2,372	0.5	2,389
Movement Holdings, LLC(8)(10)	One stop	SF +	5.50%	(j)	9.32%				03/2030	81	78	—	81
Movement Holdings, LLC(5)(8)(10)	One stop				N/A(6)				03/2030	—	(11)	—	—
										8,631	8,584	1.6	8,631
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.89%				11/2029	6,215	6,109	1.1	6,184
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Celerion Buyer, Inc.(5)	One stop				N/A(6)		11/2028	$—	$(1)	—%	$—
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.89%		11/2029	842	835	0.3	838
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.69%		11/2029	1,000	995	0.2	995
Diamondback Acquisition, Inc.^	One stop	SF +	4.50%	(i)	8.22%		09/2032	746	744	0.1	744
Diamondback Acquisition, Inc.	One stop				N/A(6)		09/2032	—	—	—	—
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(i)	8.22%		09/2032	19	19	—	19
PAS Parent Inc.(5)	One stop				N/A(6)		08/2032	—	(2)	—	—
PAS Parent Inc.^	One stop	SF +	4.50%	(i)	8.22%		08/2032	3,195	3,148	0.6	3,195
PAS Parent Inc.(5)	One stop				N/A(6)		08/2031	—	(4)	—	—
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(j)	8.42%	PIK	03/2029	205	205	—	170
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(j)	8.42%	PIK	03/2029	73	73	—	73
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	9.27%		08/2027	55	55	—	54
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	9.27%		08/2027	47	47	—	46
Unchained Labs, LLC(5)	Senior secured				N/A(6)		08/2027	—	—	—	(1)
								12,397	12,223	2.3	12,317
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(i)	8.22%		08/2031	930	923	0.2	921
AI Titan Parent, Inc.	One stop	SF +	4.50%	(i)	8.32%		08/2031	42	41	—	40
AI Titan Parent, Inc.(5)	One stop				N/A(6)		08/2031	—	(1)	—	(1)
Blackbird Purchaser, Inc.^	One stop	SF +	5.75%	(j)	9.42%		12/2030	9,110	9,052	1.7	9,110
Blackbird Purchaser, Inc.(5)	One stop				N/A(6)		12/2030	—	(5)	—	—
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(i)(j)	9.43%		12/2029	769	762	0.1	769
Thermogenics, Inc.(8)(11)	One stop	SF +	4.25%	(j)	7.92%		06/2032	85	84	—	85
Thermogenics, Inc.(8)(11)	One stop				N/A(6)		06/2032	—	—	—	—
Thermogenics, Inc.^(8)(11)	One stop	SF +	4.25%	(j)	7.92%		06/2032	144	143	—	144
Thermogenics, Inc.(5)(8)(11)	One stop				N/A(6)		06/2032	—	(2)	—	—
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(m)	6.51%		06/2032	112	112	—	112
Thermogenics, Inc.(8)(9)(11)	One stop	CA +	4.25%	(m)	6.51%		06/2032	12	11	—	11
								11,204	11,120	2.0	11,191
Marine
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(j)	8.92%		04/2029	4,311	4,291	0.8	4,268
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(j)	8.92%		04/2029	97	97	—	96
Project Nike Purchaser, LLC(5)	One stop				N/A(6)		04/2029	—	(1)	—	(2)
								4,408	4,387	0.8	4,362
Media
Lotus Topco, Inc.	One stop				N/A(6)		06/2030	—	—	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	8.42%		06/2030	406	403	0.1	406
Lotus Topco, Inc.	One stop	SF +	4.75%	(j)	8.42%		06/2030	51	50	—	51
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	8.42%		06/2030	517	513	0.1	517
Shout! Factory, LLC^	One stop	SF +	5.25%	(j)	8.92%		06/2031	1,166	1,158	0.2	1,166
Shout! Factory, LLC	One stop	SF +	5.25%	(j)	8.93%		06/2031	17	16	—	17
								2,157	2,140	0.4	2,157
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.^	One stop	SF +	4.50%	(j)	8.20%		12/2032	527	525	0.1	525
Edition Holdings, Inc.	One stop				N/A(6)		12/2032	—	—	—	—
Edition Holdings, Inc.(5)	One stop				N/A(6)		12/2032	—	—	—	(1)
Edition Holdings, Inc.	One stop				N/A(6)		12/2032	—	—	—	—
								527	525	0.1	524
Paper & Forest Products
Messenger, LLC^	One stop	SF +	5.00%	(j)	8.82%		12/2027	548	546	0.1	548
Messenger, LLC^	One stop	SF +	5.00%	(j)	8.82%		12/2027	166	165	—	166
Messenger, LLC	One stop	SF +	5.00%	(j)	8.82%		12/2027	83	83	—	83
Messenger, LLC	One stop				N/A(6)		12/2027	—	—	—	—
Messenger, LLC(5)(9)	One stop				N/A(6)		12/2027	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Messenger, LLC^(9)	One stop	SN +	5.00%	(g)	8.72%				12/2027	$1,004	$926	0.2%	$1,004
Messenger, LLC^	One stop	SF +	5.00%	(j)	8.82%				12/2027	559	556	0.1	559
										2,360	2,275	0.4	2,360
Pharmaceuticals
ACP Ulysses Buyer, Inc.^	One stop	SF +	4.75%	(j)	8.42%				02/2030	226	217	—	226
Caerus Midco 3 S.A.R.L.^(8)	One stop	SF +	5.00%	(j)	8.67%				05/2029	771	763	0.2	771
Caerus Midco 3 S.A.R.L.^(8)	One stop	SF +	5.00%	(j)	8.67%				05/2029	138	136	—	138
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(j)	8.67%				05/2029	118	117	—	118
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(i)	8.73%				05/2029	78	77	—	78
Caerus Midco 3 S.A.R.L.(8)	One stop	SF +	5.00%	(j)	8.67%				05/2029	20	20	—	20
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(j)	9.57%				10/2028	582	577	0.1	559
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(j)	9.57%				10/2028	195	194	—	187
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.75%	(j)	9.57%				10/2028	163	160	—	156
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(j)	9.59%				10/2027	88	87	—	84
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.75%	(j)	9.57%				10/2028	246	244	0.1	236
Cobalt Buyer Sub, Inc.(5)	One stop				N/A(6)				10/2028	—	(2)	—	—
Creek Parent, Inc.^	One stop	SF +	5.00%	(i)	8.73%				12/2031	7,115	7,009	1.3	7,115
Creek Parent, Inc.(5)	One stop				N/A(6)				12/2031	—	(14)	—	—
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.47%	cash/	1.13%	PIK	08/2028	1,547	1,570	0.3	1,458
Spark Bidco Limited^(8)(9)(10)	Senior secured	SN +	6.00%	(g)	9.72%				08/2028	667	596	0.1	647
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(j)	9.67%				08/2028	475	471	0.1	461
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.47%	cash/	1.13%	PIK	08/2028	188	158	—	177
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.47%	cash/	1.13%	PIK	08/2028	164	148	—	155
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	3.75%	(g)	7.47%				02/2028	101	101	—	96
										12,882	12,629	2.2	12,682
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(j)	9.92%				05/2029	542	537	0.1	531
ALKU Intermediate Holdings, LLC^	One stop	SF +	5.50%	(j)	9.17%				05/2029	60	59	—	57
bswift, LLC^	One stop	SF +	4.75%	(j)	8.66%				11/2028	456	449	0.1	453
bswift, LLC^	One stop	SF +	4.75%	(j)	8.69%				11/2028	2,595	2,585	0.5	2,581
bswift, LLC	One stop	SF +	4.75%	(i)	8.57%				11/2028	370	368	0.1	368
Denali Intermediate Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(1)	—	—
Denali Intermediate Holdings, Inc.^	One stop	SF +	5.50%	(i)	9.23%				08/2032	909	900	0.2	909
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.99%				09/2028	322	319	0.1	322
DISA Holdings Corp.(25)	Subordinated debt	SF +	8.50%	(j)	10.38%	cash/	2.00%	PIK	03/2029	53	52	—	53
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.99%				09/2028	36	36	—	36
DISA Holdings Corp.	One stop	SF +	5.00%	(j)	8.99%				09/2028	45	45	—	45
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.98%				09/2028	46	44	—	46
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.99%				09/2028	488	483	0.1	488
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.98%				09/2028	358	355	0.1	358
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(5)	—	—
Eclipse Buyer, Inc.^	One stop	SF +	4.50%	(i)	8.25%				09/2031	1,264	1,254	0.2	1,264
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	—
Eliassen Group, LLC^	One stop	SF +	5.75%	(j)	9.42%				04/2028	73	73	—	70
Eliassen Group, LLC	One stop	SF +	5.75%	(j)	9.42%				04/2028	15	15	—	14
IG Investments Holdings, LLC^	One stop	SF +	5.00%	(j)	8.84%				09/2028	677	670	0.1	677
IG Investments Holdings, LLC	One stop				N/A(6)				09/2028	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(25)	One stop	SF +	6.00%	(j)	6.34%	cash/	3.50%	PIK	11/2030	3,219	3,211	0.6	2,962
NBG Acquisition Corp. and NBG-P Acquisition Corp.(25)	One stop	SF +	6.00%	(j)	6.18%	cash/	3.50%	PIK	11/2030	161	160	—	142
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(25)	One stop	SF +	6.00%	(j)	6.17%	cash/	3.50%	PIK	11/2030	236	235	—	217
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(j)	8.42%				12/2028	930	926	0.2	930
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(j)	8.42%				12/2028	131	130	—	131
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Procure Acquireco, Inc.	One stop				N/A(6)				12/2028	$—	$—	—%	$—
Procure Acquireco, Inc.(5)	One stop				N/A(6)				12/2028	—	(2)	—	—
Procure Acquireco, Inc.	One stop	SF +	4.75%	(j)	8.42%				12/2028	138	137	—	138
Varicent Intermediate Holdings Corporation(8)(11)(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	08/2031	173	172	—	172
Varicent Intermediate Holdings Corporation(8)(11)	One stop				N/A(6)				08/2031	—	—	—	—
Varicent Intermediate Holdings Corporation^(8)(11)(25)	One stop	SF +	6.26%	(j)	6.54%	cash/	3.38%	PIK	08/2031	5,570	5,507	1.0	5,542
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(8)	—	(4)
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(5)	—	(4)
										18,867	18,700	3.4	18,498
Software
Anaplan, Inc.^	One stop	SF +	4.50%	(j)	8.32%				06/2029	8,682	8,638	1.6	8,682
Anaplan, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.97%				06/2029	689	615	0.1	689
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.97%				06/2029	360	312	0.1	360
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%				07/2030	2,007	1,974	0.4	2,007
Arrow Buyer, Inc.	One stop	SF +	5.00%	(j)	8.67%				07/2030	127	127	—	127
Arrow Buyer, Inc.	One stop	SF +	5.00%	(j)	8.67%				07/2030	132	131	—	132
Artifact Bidco, Inc.	One stop				N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.15%	(j)	7.82%				05/2031	453	449	0.1	453
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(j)	6.84%	cash/	3.25%	PIK	07/2027	446	445	0.1	446
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(j)	6.84%	cash/	3.25%	PIK	07/2027	94	93	—	94
Auvik Networks Inc.(8)(11)	One stop				N/A(6)				07/2027	—	—	—	—
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(j)	6.84%	cash/	3.25%	PIK	07/2027	75	75	—	75
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(i)	9.72%				03/2031	839	830	0.2	839
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(i)	9.72%				03/2031	1,907	1,885	0.3	1,907
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(3)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	—
Baxter Planning Systems, LLC^(25)	One stop	SF +	6.26%	(j)	6.72%	cash/	3.38%	PIK	05/2031	1,288	1,281	0.2	1,288
Bayshore Intermediate #2, L.P.	One stop	SF +	5.00%	(j)	8.69%				10/2027	468	461	0.1	468
Bayshore Intermediate #2, L.P.^(25)	One stop	SF +	5.50%	(j)	6.19%	cash/	3.00%	PIK	10/2028	4,980	4,951	0.9	4,980
BestPass, Inc.^	One stop	SF +	4.75%	(i)	8.47%				08/2031	6,184	6,160	1.1	6,184
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(2)	—	—
BestPass, Inc.	One stop	SF +	4.75%	(i)	8.47%				08/2031	821	818	0.2	821
Bloomerang, LLC^(25)	One stop	SF +	6.50%	(j)	6.67%	cash/	3.50%	PIK	12/2029	4,684	4,653	0.9	4,684
Bloomerang, LLC	One stop	P +	5.00%	(a)(j)	10.71%				12/2029	520	513	0.1	520
Bloomerang, LLC(25)	One stop	SF +	6.50%	(j)	6.67%	cash/	3.50%	PIK	12/2029	468	459	0.1	468
Blue Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				06/2032	865	857	0.2	865
Blue Bidco Limited(8)(9)(10)	One stop				N/A(6)				06/2032	—	—	—	—
Blue Bidco Limited^(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	125	124	—	125
Blue Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(d)	7.17%				06/2032	498	478	0.1	498
Blue Bidco Limited(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	256	256	—	256
Bottomline Technologies, Inc.(5)	One stop				N/A(6)				05/2028	—	(1)	—	—
Bottomline Technologies, Inc.^	One stop	SF +	4.50%	(j)	8.17%				05/2029	1,789	1,771	0.3	1,789
Burning Glass Intermediate Holdings Company, Inc.	One stop	SF +	4.50%	(j)	8.32%				06/2028	28	28	—	28
Burning Glass Intermediate Holdings Company, Inc.^	One stop	SF +	4.50%	(j)	8.32%				06/2028	490	489	0.1	490
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(j)	9.86%				01/2029	507	499	0.1	507
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(j)	9.86%				01/2029	$134	$132	—%	$134
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(12)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(12)	One stop				N/A(6)				01/2029	—	(1)	—	—
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				08/2030	690	643	0.1	690
Camelia Bidco Limited^(8)(9)(10)	One stop	A +	5.50%	(f)	9.05%				08/2030	42	41	—	42
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(g)	9.22%				08/2030	135	126	—	135
Camelia Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(4)	—	—
CB Buyer, Inc.	One stop	SF +	5.25%	(i)	8.97%				07/2031	38	33	—	32
CB Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.92%				07/2031	5,824	5,781	1.1	5,765
CB Buyer, Inc.	One stop	SF +	5.25%	(j)	8.92%				07/2031	64	57	—	53
Coupa Holdings, LLC^	One stop	SF +	5.25%	(j)	9.09%				02/2030	3,033	2,982	0.6	3,033
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(3)	—	—
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(j)	10.59%				11/2030	11,639	11,518	2.1	11,639
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(13)	—	—
Daxko Acquisition Corporation^	One stop	SF +	4.75%	(i)	8.47%				10/2028	1,511	1,505	0.3	1,511
Daxko Acquisition Corporation	One stop	SF +	4.75%	(i)	8.47%				10/2028	127	127	—	127
Daxko Acquisition Corporation(5)	One stop				N/A(6)				10/2028	—	(2)	—	—
Daxko Acquisition Corporation	One stop	SF +	4.75%	(i)	8.47%				10/2028	8	8	—	8
Daxko Acquisition Corporation	One stop	SF +	4.75%	(i)	8.47%				10/2028	267	265	—	267
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.72%				09/2031	1,403	1,316	0.3	1,403
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	7.02%				09/2031	3,164	2,882	0.6	3,164
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	62	62	—	62
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	94	93	—	94
Denali Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(16)	—	—
Einstein Parent, Inc.^	One stop	SF +	6.50%	(j)	10.36%				01/2031	4,001	3,934	0.7	4,001
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(7)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(3)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(3)	—	—
Espresso Bidco, Inc.^(25)	One stop	SF +	5.76%	(j)	6.30%	cash/	3.13%	PIK	03/2032	1,733	1,710	0.3	1,733
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.42%				09/2030	5,408	5,294	1.0	5,408
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(12)	—	—
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.42%				09/2030	392	389	0.1	392
Flexera Software, LLC	One stop				N/A(6)				08/2032	—	—	—	—
Flexera Software, LLC^	One stop	SF +	4.50%	(j)	8.35%				08/2032	700	700	0.1	698
Flexera Software, LLC^(9)	One stop	E +	4.50%	(b)	6.43%				08/2032	248	247	—	247
Flexera Software, LLC^	One stop	SF +	4.50%	(j)	8.19%				08/2032	380	379	0.1	379
Gainsight, Inc.	One stop	SF +	5.75%	(j)	9.72%				07/2027	600	598	0.1	600
Gainsight, Inc.(5)	One stop				N/A(6)				07/2027	—	(1)	—	—
GTIV, LLC^	One stop	SF +	4.75%	(i)(j)	8.59%				02/2031	1,000	998	0.2	998
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	1,920	1,903	0.5	1,920
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	1,255	1,243	0.2	1,255
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	230	229	—	230
GTY Technology Holdings, Inc.(5)	One stop				N/A(6)				07/2029	—	(4)	—	—
GTY Technology Holdings, Inc.(25)	One stop	SF +	6.63%	(j)	6.27%	cash/	4.13%	PIK	07/2029	711	700	0.1	711
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.40%	cash/	4.13%	PIK	07/2029	304	302	0.1	304
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.27%	cash/	4.13%	PIK	07/2029	2,090	2,066	0.4	2,090
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(3)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(j)	8.17%				09/2031	4,184	4,150	0.8	4,184
Hyland Software, Inc.^	One stop	SF +	5.00%	(j)	8.67%				09/2030	13,092	12,958	2.4	13,092
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.^	One stop	SF +	4.50%	(j)	8.17%				01/2030	7,558	7,444	1.4	7,558
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	$—	$(11)	—%	$—
ICIMS, Inc.^	One stop	SF +	5.75%	(j)	9.61%				08/2028	14,550	14,450	2.6	13,968
ICIMS, Inc.	One stop	SF +	5.75%	(j)	9.59%				08/2028	93	91	—	82
IQN Holding Corp.	One stop	SF +	5.25%	(j)	8.93%				05/2028	45	45	—	45
IQN Holding Corp.^(25)	One stop	SF +	5.76%	(j)	6.30%	cash/	3.13%	PIK	05/2029	932	927	0.2	932
IQN Holding Corp.(25)	One stop	SF +	5.76%	(j)	6.30%	cash/	3.13%	PIK	05/2029	385	382	0.1	385
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	1,097	1,092	0.2	1,086
Island Bidco AB(8)(9)(16)(25)	One stop	E +	7.25%	(d)	2.12%	cash/	7.25%	PIK	07/2028	462	413	0.1	457
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	187	186	—	185
Island Bidco AB(8)(16)	One stop	SF +	6.50%	(k)	10.26%				07/2028	27	27	—	27
Island Bidco AB(5)(8)(9)(16)	One stop				N/A(6)				07/2028	—	—	—	(1)
Kairos Bidco Limited	One stop	SF +	4.75%	(j)	8.42%				07/2032	8	8	—	8
Kairos Bidco Limited^	One stop	SF +	4.75%	(j)	8.42%				07/2032	483	481	0.1	483
Kairos Bidco Limited(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Kairos Bidco Limited	One stop	SF +	4.75%	(j)	8.42%				07/2032	73	72	—	73
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.48%				02/2028	2,031	2,003	0.4	2,031
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.48%				02/2028	358	354	0.1	358
LeadsOnline, LLC(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.17%				02/2028	201	200	—	201
Lighthouse Bidco GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.87%				06/2031	46	44	—	46
Lighthouse Bidco GMBH^(8)(9)(19)	One stop	E +	4.75%	(c)	6.77%				12/2031	494	436	0.1	494
Lighthouse Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				12/2031	—	(2)	—	—
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(3)	—	(8)
LogicMonitor, Inc.^	One stop	SF +	5.50%	(j)	9.34%				11/2031	5,564	5,534	1.0	5,495
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	(3)
Matrix42 Holding GMBH(8)(9)(19)	One stop	E +	6.25%	(c)	8.31%				12/2029	1,021	1,003	0.2	1,021
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(15)	One stop	E +	5.00%	(c)	7.06%				11/2030	327	323	0.1	327
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.00%	(c)	7.07%				11/2031	1,617	1,436	0.3	1,617
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(15)	One stop	E +	5.00%	(c)	7.06%				11/2031	144	140	—	144
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(15)	One stop	SF +	5.00%	(j)	8.82%				11/2031	1,031	1,018	0.2	1,031
Ministry Brands Holdings LLC^	One stop	SF +	5.50%	(i)	9.32%				12/2028	1,160	1,155	0.2	1,137
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(i)	9.32%				12/2028	333	332	0.1	327
Ministry Brands Holdings LLC	One stop	P +	4.50%	(a)	11.25%				12/2027	10	9	—	8
MYOB Invest Co Pty Ltd^(8)(9)(13)(25)	One stop	A +	5.25%	(e)	6.19%	cash/	2.75%	PIK	06/2030	5,284	5,098	1.0	5,284
Navex Global Holdings Corporation^	One stop	SF +	5.00%	(j)	8.91%				10/2032	10,901	10,720	2.0	10,846
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2031	—	(2)	—	(5)
Navex Global Holdings Corporation	One stop				N/A(6)				10/2032	—	—	—	—
Naviga Inc.(7)	Senior secured	SF +	1.00%	(j)	4.77%				09/2026	7	5	—	2
Onit, Inc.^	One stop	SF +	4.75%	(j)	8.59%				01/2032	504	499	0.1	505
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(1)	—	—
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(1)	—	—
Onit, Inc.^	One stop	SF +	4.50%	(j)	8.34%				01/2032	137	137	—	137
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(12)	One stop	E +	5.00%	(c)	7.02%				11/2029	33	27	—	33
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(12)	One stop	E +	5.75%	(c)	7.77%				11/2029	769	694	0.1	771
Panzura, LLC(25)	One stop	N/A			7.00%	cash/	8.00%	PIK	08/2027	67	65	—	60
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	3,672	3,347	0.7	3,672
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	252	228	—	252
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	1,138	1,027	0.2	1,138
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.26%	(c)	4.15%	cash/	3.13%	PIK	01/2031	132	113	—	132
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.26%	(j)	5.78%	cash/	3.13%	PIK	01/2031	373	370	0.1	373
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.26%	(j)	5.78%	cash/	3.13%	PIK	01/2031	248	243	—	248
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				01/2031	$—	$(5)	—%	$—
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(j)	10.17%				09/2028	239	238	—	234
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(j)	10.17%				09/2028	146	145	—	143
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(j)	10.17%				09/2028	48	48	—	47
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(j)	10.17%				09/2028	54	54	—	52
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(j)	10.17%				09/2028	400	399	0.1	392
QAD, Inc.^	One stop	SF +	4.75%	(i)	8.47%				11/2027	3,788	3,776	0.7	3,788
QAD, Inc.(5)	One stop				N/A(6)				11/2027	—	(1)	—	—
Quant Buyer, Inc.	One stop	SF +	5.25%	(j)	9.03%				06/2029	1,541	1,515	0.3	1,525
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	9.07%				06/2029	2,367	2,356	0.4	2,343
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	9.08%				06/2029	3,243	3,223	0.6	3,211
Quant Buyer, Inc.	One stop	SF +	5.25%	(j)	9.07%				06/2029	70	70	—	69
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.18%	(g)	7.22%	cash/	1.68%	PIK	07/2029	802	701	0.1	802
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.18%	(h)	7.16%	cash/	1.68%	PIK	07/2029	141	140	—	141
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.18%	(g)	7.22%	cash/	1.68%	PIK	07/2029	59	52	—	59
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.18%	(h)	7.16%	cash/	1.68%	PIK	07/2029	915	915	0.2	915
Rainforest Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(5)	—	—
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.18%	(h)	7.16%	cash/	1.68%	PIK	07/2029	637	637	0.1	637
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	4.93%	(g)	7.22%	cash/	1.43%	PIK	07/2029	3,689	3,477	0.7	3,689
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(k)	8.62%				12/2028	4,095	4,077	0.8	4,095
Riskonnect Parent, LLC	One stop	SF +	4.75%	(j)(k)	8.44%				12/2028	56	54	—	56
Riskonnect Parent, LLC	One stop	SF +	4.75%	(k)	8.62%				12/2028	101	100	—	101
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(k)	8.62%				12/2028	3,306	3,282	0.6	3,306
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(k)	8.62%				12/2028	2,326	2,308	0.4	2,326
Riskonnect Parent, LLC(5)	One stop				N/A(6)				12/2028	—	(1)	—	—
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.00%	(c)	7.02%				07/2029	1,031	942	0.2	1,034
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	4.75%	(c)	6.78%				07/2029	2,008	1,703	0.4	2,008
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.00%	(c)	7.02%				07/2029	164	146	—	165
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	4.75%	(c)	6.83%				07/2029	160	158	—	160
Spark Bidco Limited(8)(9)(10)	One stop	SN +	3.98%	(g)	7.70%				10/2032	18	18	—	18
Spark Bidco Limited(5)(8)(10)	One stop				N/A(6)				10/2032	—	(1)	—	—
Spark Bidco Limited^(8)(10)	One stop	SF +	4.75%	(j)	8.69%				10/2032	566	562	0.1	566
Spark Bidco Limited^(8)(10)	One stop	SF +	4.75%	(j)	8.69%				10/2032	205	205	—	205
Spark Bidco Limited^(8)(9)(10)	One stop	A +	4.75%	(e)	8.33%				10/2032	117	115	—	117
Templafy APS and Templafy, LLC^(8)(18)	One stop	SF +	6.00%	(j)	9.97%				07/2028	554	547	0.1	554
Templafy APS and Templafy, LLC(8)(18)	One stop				N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(i)	8.72%				05/2031	215	205	—	215
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(i)	8.72%				05/2031	115	109	—	115
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(i)	8.72%				05/2031	8,575	8,518	1.6	8,575
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(5)	—	—
Transform Bidco Limited(8)(10)	One stop	SF +	6.50%	(i)	10.73%				06/2030	188	182	—	188
Transform Bidco Limited^(8)(10)(25)	One stop	SF +	6.75%	(j)	10.69%	PIK			01/2031	3,613	3,567	0.7	3,613
Transform Bidco Limited(8)(9)(10)(25)	One stop	A +	6.75%	(e)(j)	7.62%	cash/	2.75%	PIK	01/2031	284	275	0.1	284
Transform Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.75%	(g)	7.72%	cash/	2.75%	PIK	01/2031	45	42	—	45
Transform Bidco Limited^(8)(10)(25)	One stop	SF +	6.90%	(j)	7.94%	cash/	2.90%	PIK	01/2031	406	400	0.1	406
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(3)	—	—
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(3)	—	—
Tricentis Operations Holdings, Inc.^(25)	One stop	SF +	6.26%	(j)	5.22%	cash/	4.88%	PIK	02/2032	5,486	5,463	1.0	5,486
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(5)	—	—
Vanco Payment Solutions, LLC	One stop				N/A(6)				12/2031	—	—	—	—
Vanco Payment Solutions, LLC^	One stop	SF +	4.75%	(j)	8.42%				12/2031	745	738	0.1	738
Vantage Bidco GMBH^(8)(9)(19)	One stop	E +	6.00%	(c)	8.02%				04/2031	2,786	2,503	0.5	2,786
Vantage Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(5)	—	—
Varinem German Midco GMBH^(8)(9)(19)	One stop	E +	5.50%	(d)	7.57%				07/2031	2,311	2,129	0.4	2,311
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Varinem German Midco GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.82%		07/2031	$607	$561	0.1%	$607
Vendavo, Inc.	One stop	SF +	5.75%	(j)	9.61%		09/2027	1,075	1,072	0.2	978
Vendavo, Inc.	One stop	SF +	5.75%	(a)(j)	9.76%		09/2027	402	401	0.1	371
Vendavo, Inc.^	One stop	SF +	5.75%	(j)	9.59%		09/2027	86	86	—	79
Viper Bidco, Inc.^(9)	One stop	SN +	4.75%	(g)	8.47%		11/2031	1,434	1,334	0.3	1,438
Viper Bidco, Inc.^	One stop	SF +	4.75%	(j)	8.42%		11/2031	3,113	3,100	0.6	3,122
Viper Bidco, Inc.(5)	One stop				N/A(6)		11/2031	—	(1)	—	—
Viper Bidco, Inc.(5)	One stop				N/A(6)		11/2031	—	(1)	—	—
Viper Bidco, Inc.(5)	One stop				N/A(6)		11/2031	—	(2)	—	—
WebPT, Inc.	One stop	SF +	6.25%	(j)	10.01%		01/2028	35	34	—	27
Zendesk, Inc.(5)	One stop				N/A(6)		11/2028	—	(8)	—	—
Zendesk, Inc.	One stop	SF +	5.00%	(j)	8.69%		11/2028	1,505	1,493	0.3	1,505
Zendesk, Inc.	One stop				N/A(6)		11/2028	—	—	—	—
Zendesk, Inc.^	One stop	SF +	5.00%	(j)	8.69%		11/2028	9,335	9,247	1.7	9,335
								245,226	240,191	44.7	244,127
Specialty Retail
Ave Holdings III, Corp(5)	One stop				N/A(6)		02/2028	—	(1)	—	(3)
Ave Holdings III, Corp^	One stop	SF +	5.50%	(k)	9.62%		02/2028	865	859	0.3	840
Ave Holdings III, Corp^	One stop	SF +	5.50%	(k)	9.62%		02/2028	645	643	0.1	626
Ave Holdings III, Corp	One stop	SF +	5.50%	(k)	9.62%		02/2028	85	84	—	82
Biscuit Parent, LLC	One stop	SF +	4.75%	(j)	8.42%		02/2031	25	25	—	25
Biscuit Parent, LLC^	One stop	SF +	4.75%	(j)	8.42%		02/2031	5,992	5,958	1.1	5,992
Biscuit Parent, LLC(5)	One stop				N/A(6)		02/2031	—	(10)	—	—
Cavender Stores L.P.^	Senior secured	SF +	5.00%	(j)	8.67%		10/2029	11,102	11,031	2.0	11,102
Consilio Midco Limited^(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.77%		04/2032	1,577	1,519	0.3	1,577
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(j)	8.42%		04/2032	1,283	1,277	0.2	1,283
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(j)	8.42%		04/2032	791	787	0.1	791
Consilio Midco Limited(5)(8)(10)	Senior secured				N/A(6)		04/2032	—	(2)	—	—
Consilio Midco Limited(8)(10)	Senior secured				N/A(6)		04/2032	—	—	—	—
Consilio Midco Limited(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.23%	PIK	04/2033	319	317	0.1	319
Consilio Midco Limited(8)(9)(10)(25)	Subordinated debt	E +	7.50%	(d)	9.60%	PIK	04/2033	253	244	—	253
Consilio Midco Limited(8)(10)(25)	Subordinated debt				N/A(6)		04/2033	—	—	—	—
CVP Holdco, Inc.(5)	One stop				N/A(6)		06/2030	—	(3)	—	—
CVP Holdco, Inc.^	One stop	SF +	4.75%	(i)	8.47%		06/2031	4,020	3,989	0.8	4,020
CVP Holdco, Inc.	One stop	SF +	4.75%	(i)	8.47%		06/2031	246	242	0.1	246
Metal Supermarkets US Buyer, LLC^(8)(11)	One stop	SF +	4.75%	(j)	8.42%		12/2030	1,084	1,080	0.2	1,084
Metal Supermarkets US Buyer, LLC(8)(11)	One stop	SF +	4.75%	(j)	8.42%		12/2030	29	28	—	29
PetVet Care Centers LLC^	One stop	SF +	6.00%	(i)	9.72%		11/2030	4,383	4,324	0.7	3,945
PetVet Care Centers LLC	One stop	SF +	6.00%	(i)	9.84%		11/2029	67	58	—	10
Radiance Borrower, LLC	One stop	SF +	5.25%	(i)	8.97%		06/2031	61	57	—	61
Radiance Borrower, LLC^(25)	One stop	SF +	5.25%	(i)	8.97%		06/2031	6,522	6,485	1.2	6,522
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	4,626	4,598	0.9	4,638
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	311	309	0.1	312
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	302	301	0.1	303
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	239	238	—	240
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	293	291	0.1	294
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	76	74	—	76
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	100	99	—	100
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	76	75	—	76
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	70	70	—	70
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	82	81	—	82
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	441	438	0.1	442
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	551	547	0.1	552
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	$137	$136	—%	$137
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	156	154	—	156
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	92	92	—	93
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	14	14	—	14
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	476	473	0.1	477
Salon Lofts Group, LLC(5)	Second lien				N/A(6)		09/2029	—	(2)	—	1
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	57	56	—	57
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	149	149	—	150
Salon Lofts Group, LLC	Senior secured				N/A(6)		08/2028	—	—	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.42%		08/2028	215	214	—	216
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	269	267	0.1	270
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.67%	PIK	09/2029	119	119	—	120
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(j)	8.92%		08/2028	33	33	—	33
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^	One stop	SF +	5.25%	(j)	8.92%		12/2029	1,161	1,150	0.2	1,150
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)	One stop				N/A(6)		12/2028	—	(2)	—	(3)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)	One stop				N/A(6)		12/2029	—	(2)	—	(1)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(9)	One stop	CA +	5.25%	(m)	7.51%		12/2029	2,393	2,378	0.4	2,369
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop				N/A(6)		10/2029	—	(1)	—	—
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(i)	8.72%		10/2029	52	50	—	52
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.00%	(i)	8.72%		10/2029	1,289	1,270	0.2	1,289
								53,128	52,660	9.6	52,569
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(4)	—	—
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	8.72%		02/2032	4,306	4,283	0.8	4,306
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	8.72%		02/2032	853	848	0.2	853
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(3)	—	—
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	8.72%		02/2032	164	164	—	164
								5,323	5,288	1.0	5,323
Water Utilities
S.J. Electro Systems, LLC^	One stop	SF +	4.75%	(j)	8.66%		06/2028	377	376	0.1	376
S.J. Electro Systems, LLC(5)	One stop				N/A(6)		06/2028	—	(2)	—	(2)
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(k)	8.23%		07/2031	406	404	0.1	404
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)		07/2031	—	(1)	—	(2)
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(i)(k)	8.42%		07/2031	554	549	0.1	551
Vessco Midco Holdings, LLC	One stop				N/A(6)		07/2031	—	—	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(i)(k)	8.28%		07/2031	153	152	—	152
								1,490	1,478	0.3	1,479

Total debt investments								835,550	822,691	152.0	830,465

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.	Common stock	N/A	N/A		02/2023	N/A	21	$207	—%	$187

Air Freight & Logistics
RJW Group Holdings, Inc.	LP interest	N/A	N/A		11/2024	N/A	412	254	0.1	348

Auto Components
Arnott, LLC	Common stock	N/A	N/A		12/2024	N/A	—	33	—	22

Automobiles
CAP-KSI Holdings, LLC	LLC interest	N/A	N/A		06/2024	N/A	192	—	—	30
CAP-KSI Holdings, LLC	Preferred stock	N/A	N/A		06/2024	N/A	192	192	—	217
CG Group Holdings, LLC	LP interest	N/A	N/A		07/2021	N/A	—	51	—	40
Go Car Wash Parent, Corp.(24)	Preferred stock	N/A	17.00%	Non-Cash	04/2022	N/A	—	431	0.1	423
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		04/2022	N/A	—	166	—	—
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A		07/2022	N/A	1	81	0.1	156
POY Holdings, LLC	LP interest	N/A	N/A		11/2022	N/A	41	20	—	37
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A		06/2024	N/A	125	125	—	168
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		06/2024	N/A	25	25	—	32
Yorkshire Parent, Inc.	LP interest	N/A	N/A		12/2023	N/A	—	45	—	57
								1,136	0.2	1,160
Beverages
Spindrift Beverage Co. Inc.	LP interest	N/A	N/A		02/2025	N/A	1	705	0.2	843

Building Products
BECO Holding Company, Inc.(24)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	15	2,229	0.5	2,430
BECO Holding Company, Inc.	LP interest	N/A	N/A		11/2021	N/A	1	103	—	111
								2,332	0.5	2,541
Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP interest	N/A	N/A		01/2024	N/A	—	38	—	48
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		10/2021	N/A	36	36	—	48
Radwell Parent, LLC	LP interest	N/A	N/A		03/2022	N/A	1	105	—	125
								179	—	221
Containers & Packaging
Chase Intermediate	LP units	N/A	N/A		04/2022	N/A	19	10	—	29
Packaging Coordinators Midco, Inc.	LP interest	N/A	N/A		09/2025	N/A	8	76	—	76
								86	—	105
Diversified Consumer Services
Action Termite Control, LLC	Preferred stock	N/A	N/A		12/2025	N/A	—	14	—	14
Action Termite Control, LLC	Common stock	N/A	N/A		12/2025	N/A	—	1	—	1
CHVAC Services Investment, LLC	Common stock	N/A	N/A		05/2024	N/A	32	81	—	152
DP Flores Holdings, LLC	LLC interest	N/A	N/A		09/2022	N/A	93	74	—	148
EMS LINQ, LLC	LP interest	N/A	N/A		12/2021	N/A	33	33	—	9
FPG Intermediate Holdco, LLC	LLC interest	N/A	N/A		07/2025	N/A	1	510	0.1	434
HS Spa Holdings, Inc.	Common stock	N/A	N/A		05/2022	N/A	31	31	—	20
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kodiak Buyer, LLC	Common stock	N/A	N/A		08/2025	N/A	—	$35	$—%	$36
NSG Buyer, Inc.	LP units	N/A	N/A		11/2022	N/A	1	588	0.2	887
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A		12/2025	N/A	—	28	—	28
SCP CDH Buyer, Inc.	Common stock	N/A	N/A		12/2025	N/A	—	1	—	1
Virginia Green Acquisition, LLC	LP interest	N/A	N/A		12/2023	N/A	33	33	—	46
								1,429	0.3	1,776
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A		01/2025	N/A	2	9	—	44

Electrical Equipment
Wildcat TopCo, Inc.(24)	LP interest	N/A	N/A		12/2024	N/A	47	39	—	52

Food and Staples Retailing
GMF Parent, Inc.	LP interest	N/A	N/A		12/2025	N/A	—	79	—	79

Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		07/2021	N/A	—	34	—	10
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		09/2022	N/A	—	1	—	2
Zullas, L.C.	Common stock	N/A	N/A		06/2025	N/A	—	138	—	144
								173	—	156
Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	LLC interest	N/A	N/A		08/2025	N/A	159	159	0.1	170
Isto Group, Inc.(9)	LP interest	N/A	N/A		09/2025	N/A	1	95	—	94
ZimVie, Inc.	LP interest	N/A	N/A		10/2025	N/A	—	34	—	34
								288	0.1	298
Healthcare Providers & Services
ERC Topco Holdings, LLC	Common stock	N/A	N/A		03/2025	N/A	—	412	0.1	310
HP TLE Buyer, Inc.	Common stock	N/A	N/A		07/2025	N/A	59	59	—	60
Suveto Buyer, LLC	Common stock	N/A	N/A		11/2021	N/A	—	35	—	25
								506	0.1	395
Healthcare Technology
Amberfield Acquisition Co.	Common stock	N/A	N/A		05/2024	N/A	137	136	—	181
Modernizing Medicine, Inc.(24)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	1	960	0.2	980
Veranex, Inc.	Preferred stock	N/A	N/A		08/2025	N/A	7	2	—	—
Veranex, Inc.	Preferred stock	N/A	N/A		08/2025	N/A	24	—	—	—
Veranex, Inc.	Common stock	N/A	N/A		08/2025	N/A	3	—	—	—
								1,098	0.2	1,161
Hotels, Restaurants & Leisure
Harri US LLC	Preferred stock	N/A	N/A		10/2023	N/A	4	50	—	65
Harri US LLC	Preferred stock	N/A	N/A		02/2022	N/A	5	43	—	34
Harri US LLC	Preferred stock	N/A	N/A		10/2021	N/A	5	30	—	28
Harri US LLC	Warrant	N/A	N/A		10/2021	N/A	2	7	—	9
Harri US LLC	Warrant	N/A	N/A		03/2024	N/A	5	—	—	67
Harri US LLC	Warrant	N/A	N/A		02/2025	N/A	—	—	—	—
Harri US LLC	Warrant	N/A	N/A		06/2025	N/A	2	21	—	25
Patriot Acquireco, LLC	Common stock	N/A	N/A		09/2025	N/A	157	159	—	157
PB Group Holdings, LLC	LP interest	N/A	N/A		08/2024	N/A	34	78	—	72
Rooster BidCo Limited(8)(10)	Preferred stock	N/A	N/A		03/2025	N/A	118	123	0.1	211
Saguaro Buyer, LLC	Common stock	N/A	N/A		07/2025	N/A	—	200	0.1	248
								711	0.2	916
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Oakbridge Insurance Agency LLC	LP interest	N/A			N/A		11/2023	N/A	2	$34	—%	$37

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		05/2022	N/A	17	17	—	5
Kentik Technologies, Inc.	Preferred stock	N/A			N/A		09/2021	N/A	33	189	—	196
Kentik Technologies, Inc.	Warrant	N/A			N/A		11/2024	N/A	1	5	—	6
Netwrix Corporation	LLC interest	N/A			N/A		06/2022	N/A	4	8	—	9
										219	—	216
Leisure Products
Movement Holdings, LLC(8)(10)	LLC interest	N/A			N/A		03/2024	N/A	—	144	—	76

Life Sciences Tools & Services
Celerion Buyer, Inc.(24)	Common stock	N/A			N/A		11/2022	N/A	275	—	0.1	621
PAS Parent Inc.	LP interest	N/A			N/A		12/2021	N/A	1	82	—	116
PAS Parent Inc.	Preferred stock	N/A			N/A		03/2023	N/A	—	12	—	20
Reaction Biology Corporation	Common stock	N/A			N/A		03/2025	N/A	10	341	0.1	246
										435	0.2	1,003
Paper & Forest Products
Messenger, LLC	Common stock	N/A			N/A		12/2021	N/A	—	—	—	—
Messenger, LLC	Preferred stock	N/A			N/A		12/2021	N/A	1	99	—	115
										99	—	115
Pharmaceuticals
Cobalt Buyer Sub, Inc.(24)	Preferred stock	N/A			13.75%	Non-Cash	10/2021	N/A	—	807	0.2	831
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		10/2021	N/A	—	10	—	3
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		10/2021	N/A	—	—	—	—
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	318	318	0.1	391
										1,135	0.3	1,225
Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	584	0.1	593
Enboarder, Inc.(8)	Preferred stock	N/A			N/A		01/2022	N/A	3	32	—	20
Filevine, Inc.	Preferred stock	N/A			N/A		04/2022	N/A	36	231	0.2	695
Filevine, Inc.	Preferred stock	N/A			N/A		05/2024	N/A	2	15	—	41
Filevine, Inc.	Warrant	N/A			N/A		04/2022	N/A	5	8	—	93
Procure Acquireco, Inc.	LP interest	N/A			N/A		12/2021	N/A	—	42	—	66
										912	0.3	1,508
Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	336	336	0.1	603
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		07/2021	N/A	2	17	—	26
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		02/2023	N/A	—	2	—	3
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		10/2021	N/A	243	243	0.1	298
CB Buyer, Inc.	LP interest	N/A			N/A		07/2024	N/A	77	77	—	66
Cynet Security Ltd.(8)(17)	Preferred stock	N/A			N/A		08/2022	N/A	13	46	—	73
Denali Bidco Limited(8)(10)	LP units	N/A			N/A		08/2023	N/A	35	21	—	61
Energy Worldnet, LLC	LLC interest	N/A			N/A		02/2025	N/A	50	51	—	55
GTY Technology Holdings, Inc.	LP interest	N/A			N/A		07/2022	N/A	26	26	—	56
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	63	—	68
Kaseya Inc.(24)	Preferred stock	SF +	10.75%	(j)	14.35%	Non-Cash	06/2022	N/A	1	1,589	0.3	1,629
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	46	46	—	54
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.2	275
Menlo Ridgeview Co-Invest, LLC(8)	LLC interest	N/A			N/A		05/2025	N/A	88	90	—	98
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ministry Brands Holdings LLC	LP interest	N/A			N/A		12/2021	N/A	46	$47	—%	$32
Navex Global Holdings Corporation	LP interest	N/A			N/A		10/2025	N/A	—	152	—	152
Onit, Inc.	Common stock	N/A			N/A		09/2025	N/A	—	6	—	7
Panzura, LLC	LLC units	N/A			N/A		03/2025	N/A	1	4	—	—
QAD, Inc.	Preferred stock	N/A			N/A		11/2021	N/A	—	97	—	97
QAD, Inc.	Common stock	N/A			N/A		11/2021	N/A	7	—	—	20
Riskonnect Parent, LLC(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	1	1,435	0.3	1,432
Riskonnect Parent, LLC(24)	Preferred stock	SF +	10.50%	(j)	14.70%	Non-Cash	07/2022	N/A	1	1,005	0.2	1,033
Riskonnect Parent, LLC	LP interest	N/A			N/A		11/2021	N/A	52	52	—	53
Riskonnect Parent, LLC(24)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	58	—	63
StrongDM, Inc.	Preferred stock	N/A			N/A		05/2025	N/A	40	213	—	213
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	1
Togetherwork Holdings, LLC	Preferred stock	N/A			N/A		07/2024	N/A	91	399	0.1	429
Transform Bidco Limited(8)(10)	LP interest	N/A			N/A		04/2025	N/A	219	220	—	219
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	46
Zendesk, Inc.	Common stock	N/A			N/A		11/2022	N/A	21	211	—	201
										6,804	1.3	7,363
Specialty Retail
Ave Holdings III, Corp(7)(24)	Preferred stock	N/A			11.50%	Non-Cash	02/2022	N/A	1	1,390	0.2	1,005
Ave Holdings III, Corp	Common stock	N/A			N/A		02/2022	N/A	—	127	—	9
Metal Supermarkets US Buyer, LLC(8)(11)	Common stock	N/A			N/A		12/2024	N/A	—	—	—	1
Metal Supermarkets US Buyer, LLC(8)(11)	Preferred stock	N/A			N/A		12/2024	N/A	—	33	—	36
Salon Lofts Group, LLC	Common stock	N/A			N/A		08/2022	N/A	—	123	—	66
VSG Acquisition Corp. and Sherrill, Inc.	LP interest	N/A			N/A		04/2022	N/A	—	5	—	6
										1,678	0.2	1,123

Total equity investments										20,724	4.2	22,970

Total investments										843,415	156.2	853,435

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					3.64%	(26)				$9,146	1.7%	$9,146
Total money market funds										9,146	1.7	9,146
Total investments and money market funds										$852,561	157.9%	$862,581
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2025
(Dollar and share amounts in thousands)

^	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Sterling Overnight Index Average (“SONIA” or “SN”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2025. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2025, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2025, as the loan could have priced or repriced based on an index rate prior to December 31, 2025.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of December 31, 2025.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.94% as of December 31, 2025.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of December 31, 2025.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.11% as of December 31, 2025.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 3.74% as of December 31, 2025.
(f) Denotes that all or a portion of the contract was indexed to the Six-Month AUD, which was 4.12% as of December 31, 2025.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of December 31, 2025.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.87% as of December 31, 2025.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 3.69% as of December 31, 2025.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.65% as of December 31, 2025.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.57% as of December 31, 2025.
(l) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.30% as of December 31, 2025.
(m) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.26% as of December 31, 2025.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2025.
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
(6)The entire commitment was unfunded as of December 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of December 31, 2025, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 11.4% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during three months ended December 31, 2025.
(26)The rate shown is the annualized seven-day yield as of December 31, 2025.
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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC(5)	One stop				N/A(6)		12/2028	$—	$(37)	—%	$—
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.41%		12/2028	22	21	—	22
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.41%		12/2028	18	18	—	18
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.41%		12/2028	11	11	—	11
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.41%		12/2028	5	5	—	5
Denali Midco 2, LLC(5)	One stop				N/A(6)		12/2028	—	(2)	—	—
Denali Midco 2, LLC	One stop	SF +	5.25%	(h)	9.41%		12/2028	25	25	—	25
Denali Midco 2, LLC^	One stop	SF +	5.25%	(h)	9.41%		12/2028	2,119	2,106	0.4	2,119
Denali Midco 2, LLC(25)	Second lien	N/A			13.00%	PIK	12/2029	3,595	3,591	0.7	3,595
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	9.25%		12/2029	273	269	0.1	273
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(i)	9.25%		12/2029	57	56	—	57
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.24%		12/2029	3	2	—	3
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(i)	9.25%		12/2029	48	47	—	48
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(i)	9.00%		07/2029	138	137	—	138
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	9.03%		07/2029	155	153	—	155
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(i)	9.00%		07/2029	10,234	10,169	1.9	10,234
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	9.24%		07/2029	116	114	—	116
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.65%		11/2027	5,108	5,053	0.9	5,057
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.65%		11/2027	3,897	3,861	0.7	3,858
POY Holdings, LLC^	One stop	SF +	5.50%	(i)	9.65%		11/2027	224	223	—	222
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.64%		11/2027	130	128	—	127
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.65%		11/2027	121	121	—	120
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.65%		11/2027	271	270	0.1	269
POY Holdings, LLC	One stop				N/A(6)		11/2027	—	—	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.65%		11/2027	364	362	0.1	360
POY Holdings, LLC	One stop	SF +	5.50%	(i)	9.64%		11/2027	20	20	—	20
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	4.75%	(h)	8.91%		06/2031	601	597	0.1	601
Quick Quack Car Wash Holdings, LLC	One stop				N/A(6)		06/2031	—	—	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(h)	8.91%		06/2031	34	33	—	34
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(h)	8.91%		06/2031	128	125	—	128
Quick Quack Car Wash Holdings, LLC	One stop	SF +	4.75%	(h)	8.91%		06/2031	16	16	—	16
Yorkshire Parent, Inc.^	One stop	SF +	5.50%	(i)	9.50%		12/2029	6,072	6,006	1.1	6,072
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.50%		12/2029	251	237	0.1	251
Yorkshire Parent, Inc.	One stop	SF +	5.50%	(i)	9.79%		12/2029	1,682	1,666	0.3	1,682
Yorkshire Parent, Inc.	One stop	SF +	5.00%	(i)	9.31%		12/2029	1	—	—	1
Yorkshire Parent, Inc.^	One stop	SF +	5.00%	(i)	9.31%		12/2029	42	42	—	42
								44,316	43,910	8.0	44,214
Banks
Empyrean Solutions, LLC	One stop	SF +	4.50%	(i)	8.50%		11/2031	516	514	0.1	516
Empyrean Solutions, LLC	One stop				N/A(6)		11/2031	—	—	—	—
Empyrean Solutions, LLC(5)	One stop				N/A(6)		11/2031	—	(1)	—	—
OSP Hamilton Purchaser, LLC^	One stop	SF +	5.00%	(i)	9.31%		12/2029	1,328	1,317	0.2	1,328
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.32%		12/2029	1,271	1,259	0.2	1,271
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.31%		12/2029	106	105	—	106
OSP Hamilton Purchaser, LLC	One stop	SF +	5.00%	(i)	9.32%		12/2029	15	12	—	15
								3,236	3,206	0.5	3,236
Beverages
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(i)	8.75%		06/2030	2,777	2,741	0.5	2,777
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(i)	8.75%		06/2030	844	842	0.2	844
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(i)	8.75%		06/2030	1,146	1,135	0.2	1,146
Financial Information Technologies, LLC(5)	One stop				N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop				N/A(6)		06/2030	—	(1)	—	—
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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Daxko Acquisition Corporation	One stop	SF +	4.75%	(h)	8.91%				10/2028	$8	$8	—%	$8
Daxko Acquisition Corporation	One stop	SF +	4.75%	(h)	8.91%				10/2028	23	21	—	23
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(f)	8.97%				09/2031	1,400	1,315	0.3	1,394
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	7.08%				09/2031	3,163	2,879	0.6	3,147
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	60	60	—	60
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	91	90	—	90
Denali Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(17)	—	(10)
Einstein Parent, Inc.^	One stop	SF +	6.50%	(i)	10.83%				01/2031	4,001	3,930	0.7	4,001
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(7)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(3)	—	—
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(3)	—	—
Espresso Bidco, Inc.^(25)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	03/2032	1,719	1,696	0.3	1,719
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	8.75%				09/2030	5,422	5,302	1.0	5,422
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(13)	—	—
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(i)	8.75%				09/2030	393	390	0.1	393
Flexera Software, LLC	One stop				N/A(6)				08/2032	—	—	—	—
Flexera Software, LLC^	One stop	SF +	4.75%	(i)	8.96%				08/2032	700	700	0.1	699
Flexera Software, LLC^(9)	One stop	E +	4.75%	(b)	6.63%				08/2032	248	247	0.1	248
Gainsight, Inc.	One stop	SF +	6.25%	(i)	10.60%				07/2027	600	597	0.1	600
Gainsight, Inc.(5)	One stop				N/A(6)				07/2027	—	(1)	—	—
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	1,900	1,882	0.4	1,900
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	1,242	1,229	0.2	1,242
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.50%	cash/	4.13%	PIK	07/2029	227	226	—	227
GTY Technology Holdings, Inc.	One stop	SF +	6.00%	(i)	10.00%				07/2029	78	74	—	78
GTY Technology Holdings, Inc.(25)	One stop	SF +	6.63%	(i)	6.67%	cash/	4.13%	PIK	07/2029	704	691	0.1	704
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.82%	cash/	4.13%	PIK	07/2029	301	299	0.1	301
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(i)	6.67%	cash/	4.13%	PIK	07/2029	2,069	2,042	0.4	2,069
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(3)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(i)	8.50%				09/2031	4,379	4,342	0.8	4,379
Hornet Security Holding GMBH^(8)(9)(19)	One stop	E +	4.75%	(b)	6.62%				02/2031	2,645	2,408	0.5	2,672
Hornet Security Holding GMBH^(8)(9)(19)	One stop	E +	4.75%	(b)	6.62%				02/2031	1,763	1,605	0.3	1,781
Hornet Security Holding GMBH(8)(9)(19)	One stop	E +	4.75%	(b)	6.66%				08/2030	43	38	—	43
Hornet Security Holding GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.80%				02/2031	366	351	0.1	375
Hyland Software, Inc.^	One stop	SF +	5.00%	(h)	9.16%				09/2030	13,125	12,984	2.4	13,125
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	—
Icefall Parent, Inc.^	One stop	SF +	4.50%	(i)	8.81%				01/2030	7,558	7,437	1.4	7,558
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(12)	—	—
ICIMS, Inc.^(25)	One stop	SF +	5.75%	(i)	10.07%				08/2028	14,550	14,440	2.5	13,823
ICIMS, Inc.	One stop	SF +	5.75%	(i)	10.07%				08/2028	79	77	—	65
IQN Holding Corp.^(25)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	05/2029	927	921	0.2	927
IQN Holding Corp.	One stop	SF +	5.25%	(i)	9.25%				05/2028	33	33	—	33
IQN Holding Corp.(25)	One stop	SF +	5.75%	(i)	6.63%	cash/	3.13%	PIK	05/2029	382	378	0.1	382
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	1,088	1,081	0.2	1,088
Island Bidco AB(8)(9)(16)(25)	One stop	E +	7.25%	(c)	2.04%	cash/	7.25%	PIK	07/2028	453	405	0.1	453
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(j)	7.67%	cash/	3.50%	PIK	07/2028	185	184	—	185
Island Bidco AB(8)(16)	One stop	SF +	6.50%	(j)	10.59%				07/2028	27	27	—	27
Island Bidco AB(8)(9)(16)	One stop				N/A(6)				07/2028	—	—	—	—
Kairos Bidco Limited	One stop	SF +	4.75%	(i)	8.75%				07/2032	8	8	—	8
Kairos Bidco Limited^	One stop	SF +	4.75%	(i)	8.75%				07/2032	483	480	0.1	481
Kairos Bidco Limited(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
Kairos Bidco Limited	One stop	SF +	4.75%	(i)	8.75%				07/2032	73	72	—	72
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.79%				02/2028	2,036	2,005	0.4	2,036
LeadsOnline, LLC^	One stop	SF +	4.50%	(i)	8.79%				02/2028	359	354	0.1	359
LeadsOnline, LLC(5)	One stop				N/A(6)				02/2028	—	(1)	—	—
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

Money market funds (included in cash equivalents and restricted cash equivalents)
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
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2025.
(26)The rate shown is the annualized seven-day yield as of September 30, 2025.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 1. Organization

Golub Capital Direct Lending Corporation (“GDLC” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on June 30, 2021. On July 1, 2021, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GDLC’s common stock in private placements. In addition, for U.S. federal income tax purposes, GDLC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Restricted cash, restricted cash equivalents and restricted foreign currencies: Restricted cash, restricted cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash, restricted cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three months ended December 31, 2025 and 2024, the Company received Loan Origination Fees that were capitalized of $401 and $939, respectively. For the three months ended December 31, 2025 and 2024, interest income included $873 and $527, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2025 and 2024, investment income included $1,300 and $1,276, respectively, of PIK interest and the Company capitalized PIK interest of $1,291 and $1,276, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three months ended December 31, 2025, fee income included $42 from non-recurring prepayment premiums. For the three months ended December 31, 2024, fee income included no non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three months ended December 31, 2025 and 2024, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $19,814 and $19,154, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2025 and 2024, the Company recognized PIK and non-cash dividend income of $307 and $334, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2025 and 2024, the Company received no cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended December 31, 2025 and 2024, the Company recorded dividend income received in cash of $40 and $42, respectively, and return of capital distributions received in cash of $9 and $64, respectively.

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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of December 31, 2025 and September 30, 2025, was $885 and $127, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of December 31, 2025, there was one preferred equity security on non-accrual status with a fair value of $1,005. There were no preferred equity securities on non-accrual status as of September 30, 2025.
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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2025 and 2024, the Company did not record any U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2025. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2025 and September 30, 2025, the Company had deferred debt issuance costs of $2,298 and $2,084, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2025 and 2024 was $353 and $339, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three months ended December 31, 2025 and 2024, there was no amortization of deferred offering costs recognized in the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of December 31, 2025, includes the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations. The Company has elected to early adopt ASC Topic 280 as of March 31, 2025.
Recent accounting updates: In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.

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

As of December 31, 2025 and September 30, 2025, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2025		As of September 30, 2025
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$542,551	$542,551	$542,551	$542,551

As of both December 31, 2025 and September 30, 2025, the ratio of total contributed capital to total capital subscriptions was 100.0% and the Company had no uncalled capital commitments.

The following table summarizes the shares of GDLC common stock issued for the three months ended December 31, 2025 and 2024:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the three months ended December 31, 2024
Issuance of shares	12/17/24	2,031,000.000	$15.00	$30,465
Shares issued for capital drawdowns		2,031,000.000		$30,465
Issuance of shares	12/18/24	776.116	$15.00	$11
Shares issued through DRIP		776.116		$11

Shares issued for the three months ended December 31, 2025
Issuance of shares	11/20/25	1,618.760	$15.00	$24
Issuance of shares	12/17/25	697.410	15.00	10
Shares issued through DRIP		2,316.170		$34

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

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears.
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

The base management fee incurred for the three months ended December 31, 2025 and 2024 was $2,165 and $1,840, respectively.

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

For the three months ended December 31, 2025 and 2024, the Income Incentive Fee incurred was $1,318 and $1,215, respectively.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 10.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ended December 31, 2021, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis from the date the Company elected to be a BDC.

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

For the three months ended December 31, 2025 and 2024, the Company did not accrue a Capital Gain Incentive Fee. As of both December 31, 2025 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2025.

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

For the three months ended December 31, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $186. For the three months ended December 31, 2024, the Company accrued a capital gain incentive fee under GAAP of $51. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of December 31, 2025 and September 30, 2025, there was $120 and $306, respectively, of cumulative accrual for capital gain incentive fee under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition.

The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 10.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a) “liquidation” includes the sale of all or substantially all of the Company’s assets or the acquisition of all or substantially all of the shares of the Company’s common stock in a single or series of related transactions and (b) “adjusted capital” means the NAV of the Company calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation.

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would exceed an incentive fee cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is equal to the difference between (a) 10% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by the Company since June 30, 2021.

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

As of December 31, 2025 and September 30, 2025, included in accounts payable and other liabilities is $300 and $274, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and has incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both December 31, 2025 and September 30, 2025, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2025 and 2024 were $350 and $251, respectively. As of December 31, 2025 and September 30, 2025, included in accounts payable and other liabilities were $384 and $350, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP's capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of December 31, 2025, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of December 31, 2025, the Company has issued 6,806,927.360 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102,011 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of December 31, 2025, GDLCF has an aggregate commitment of $300,000. As of December 31, 2025, the Company has issued 20,007,020.321 shares of its common stock to GDLCF in exchange for aggregate capital contributions totaling $300,000.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2025, permits the Company to borrow a maximum of $70,000 and expires on October 21, 2027. Refer to Note 7 for discussion of the Adviser Revolver.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Investments

Investments as of December 31, 2025 and September 30, 2025 consisted of the following:

	As of December 31, 2025			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$45,201	$44,735	$44,949	$45,101	$44,612	$44,960
One stop	784,499	772,147	779,664	773,985	761,047	770,221
Second lien	4,700	4,684	4,704	6,818	6,794	6,829
Subordinated debt	1,150	1,125	1,148	1,211	1,184	1,209
Equity	N/A	20,724	22,970	N/A	20,340	22,602
Total	$835,550	$843,415	$853,435	$827,115	$833,977	$845,821

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of December 31, 2025			As of September 30, 2025
Amortized Cost:
United States
Mid-Atlantic	$157,337	18.7%		$149,217	17.9%
Southeast	155,528	18.3		156,194	18.7
Midwest	150,948	17.9		141,387	17.0
West	130,867	15.5		133,967	16.1
Southwest	94,091	11.2		97,976	11.7
Northeast	59,845	7.1		60,044	7.2
United Kingdom	48,179	5.7		46,042	5.5
Germany	17,439	2.1		21,545	2.6
Canada	8,410	1.0		7,480	0.9
Finland	5,866	0.7		5,249	0.6
Australia	5,098	0.6		5,057	0.6
Jersey	4,424	0.5		4,423	0.5
Sweden	2,676	0.3		2,693	0.3
Netherlands	1,351	0.2		1,349	0.2
France	640	0.1		640	0.1
Denmark	555	0.1		555	0.1
Luxembourg	115	0.0	*	113	0.0	*
Israel	46	0.0	*	46	0.0	*
Total	$843,415	100.0%		$833,977	100.0%
* Represents an amount less than 0.1%

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2025			As of September 30, 2025
Fair Value:
United States
Mid-Atlantic	$158,307	18.5%		$150,372	17.8%
Southeast	157,381	18.5		158,025	18.7
Midwest	153,232	18.0		143,899	17.0
West	131,259	15.4		134,920	16.0
Southwest	94,169	11.0		98,167	11.6
Northeast	59,856	7.0		60,410	7.1
United Kingdom	49,615	5.8		47,510	5.6
Germany	19,069	2.2		23,572	2.8
Canada	8,492	1.0		7,582	0.9
Finland	6,486	0.8		5,864	0.7
Australia	5,284	0.6		5,197	0.6
Jersey	4,579	0.5		4,572	0.5
Sweden	2,810	0.3		2,838	0.3
Netherlands	1,445	0.2		1,447	0.2
France	701	0.1		700	0.1
Denmark	555	0.1		556	0.1
Luxembourg	122	0.0	*	120	0.0	*
Israel	73	0.0	*	70	0.0	*
Total	$853,435	100.0%		$845,821	100.0%
* Represents an amount less than 0.1%

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2025 and September 30, 2025 were as follows:

	As of December 31, 2025		As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$10,295	1.2%	$9,390	1.1%
Air Freight & Logistics	5,674	0.7	5,672	0.7
Auto Components	13,116	1.6	12,774	1.5
Automobiles	47,229	5.6	45,028	5.4
Banks	3,260	0.4	3,206	0.4
Beverages	7,042	0.8	7,050	0.9
Building Products	6,340	0.8	6,195	0.7
Capital Markets	7,664	0.9	7,436	0.9
Chemicals	5,429	0.6	5,407	0.6
Commercial Services & Supplies	28,551	3.4	39,091	4.7
Construction & Engineering	1,547	0.2	1,520	0.2
Containers & Packaging	8,521	1.0	7,235	0.9
Diversified Consumer Services	57,917	6.9	55,770	6.7
Diversified Financial Services	17,590	2.1	16,780	2.0
Electric Utilities	677	0.1	669	0.1
Electrical Equipment	2,049	0.2	2,463	0.3
Electronic Equipment, Instruments & Components	2,130	0.3	2,130	0.3
Food & Staples Retailing	1,065	0.1	499	0.1
Food Products	11,524	1.4	11,559	1.4
Healthcare Equipment & Supplies	14,073	1.7	11,951	1.4
Healthcare Providers & Services	56,312	6.7	54,867	6.6
Healthcare Technology	37,811	4.5	34,326	4.1
Hotels, Restaurants & Leisure	30,754	3.5	28,221	3.4
Household Durables	440	0.1	—	—
Household Products	892	0.1	889	0.1
Industrial Conglomerates	11,303	1.3	9,335	1.1
Insurance	52,219	6.2	50,796	6.1
IT Services	18,584	2.2	17,751	2.1
Leisure Products	8,728	1.0	8,666	1.0
Life Sciences Tools & Services	12,658	1.5	11,870	1.4
Machinery	11,120	1.3	11,006	1.3
Marine	4,387	0.5	4,456	0.5
Media	2,140	0.3	2,156	0.3
Oil, Gas & Consumable Fuels	525	0.1	8,681	1.0
Paper & Forest Products	2,374	0.3	2,455	0.3
Pharmaceuticals	13,764	1.6	13,405	1.6
Professional Services	19,612	2.3	18,969	2.3
Road & Rail	—	—	741	0.1
Software	246,995	29.3	243,356	29.2
Specialty Retail	54,338	6.4	54,352	6.5
Transportation Infrastructure	5,288	0.6	5,206	0.6
Water Utilities	1,478	0.2	648	0.1
Total	$843,415	100.0%	$833,977	100.0%
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2025		As of September 30, 2025
Fair Value:
Aerospace & Defense	$10,449	1.2%	$9,425	1.1%
Air Freight & Logistics	5,860	0.7	5,782	0.7
Auto Components	13,166	1.5	12,877	1.5
Automobiles	47,210	5.4	45,362	5.3
Banks	3,288	0.4	3,236	0.4
Beverages	7,250	0.8	7,283	0.9
Building Products	6,569	0.8	6,430	0.8
Capital Markets	7,733	0.9	7,507	0.9
Chemicals	5,249	0.6	5,300	0.6
Commercial Services & Supplies	28,845	3.4	39,480	4.7
Construction & Engineering	1,560	0.2	1,533	0.2
Containers & Packaging	8,594	1.0	7,303	0.9
Diversified Consumer Services	58,039	6.8	56,351	6.6
Diversified Financial Services	17,868	2.1	17,043	2.0
Electric Utilities	710	0.1	702	0.1
Electrical Equipment	2,085	0.2	2,509	0.3
Electronic Equipment, Instruments & Components	2,192	0.3	2,197	0.3
Food & Staples Retailing	953	0.1	389	0.0 *
Food Products	11,664	1.4	11,691	1.4
Healthcare Equipment & Supplies	14,214	1.7	12,032	1.4
Healthcare Providers & Services	56,658	6.6	55,559	6.6
Healthcare Technology	38,331	4.5	34,783	4.1
Hotels, Restaurants & Leisure	31,179	3.7	28,546	3.4
Household Durables	440	0.1	—	—
Household Products	897	0.1	894	0.1
Industrial Conglomerates	11,881	1.4	9,910	1.2
Insurance	53,128	6.2	51,691	6.1
IT Services	18,790	2.2	17,970	2.1
Leisure Products	8,707	1.0	8,656	1.0
Life Sciences Tools & Services	13,320	1.6	12,662	1.5
Machinery	11,191	1.3	11,099	1.3
Marine	4,362	0.5	4,434	0.5
Media	2,157	0.3	2,165	0.3
Oil, Gas & Consumable Fuels	524	0.1	8,746	1.0
Paper & Forest Products	2,475	0.3	2,554	0.3
Pharmaceuticals	13,907	1.6	13,627	1.6
Professional Services	20,006	2.3	19,439	2.3
Road & Rail	—	—	746	0.1
Software	251,490	29.5	248,245	29.3
Specialty Retail	53,692	6.3	53,830	6.4
Transportation Infrastructure	5,323	0.6	5,179	0.6
Water Utilities	1,479	0.2	654	0.1
Total	$853,435	100.0%	$845,821	100.0%
* Represents an amount less than 0.1%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2025 and 2024. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of the portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2025 and September 30, 2025, were valued using Level 3 inputs. As of both December 31, 2025 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. The Valuation Designee may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood when performing the enterprise value analysis. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

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

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of December 31, 2025 and September 30, 2025:

As of December 31, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$830,465	$830,465
Equity investments(1)	—	—	22,970	22,970
Money market funds(1)(2)	9,146	—	—	9,146
Total assets, at fair value:	$9,146	$—	$853,435	$862,581

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$823,219	$823,219
Equity investments(1)	—	—	22,602	22,602
Money market funds(1)(2)	7,714	—	—	7,714
Total assets, at fair value:	$7,714	$—	$845,821	$853,535

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash equivalents and restricted cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2025 and 2024 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $(963) and $1,389, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2025 and 2024:

	For the three months ended December 31, 2025
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$823,219	$22,602	$845,821
Net change in unrealized appreciation (depreciation) on investments	(1,661)	(16)	(1,677)
Net translation of investments in foreign currencies	(146)	—	(146)
Realized gain (loss) on translation of investments in foreign currencies	320	—	320
Fundings of (proceeds from) revolving loans, net	1,234	—	1,234
Fundings of investments	38,043	1,032	39,075
PIK interest and non-cash dividends	1,291	307	1,598
Proceeds from principal payments and sales of portfolio investments	(32,708)	(955)	(33,663)
Accretion of discounts and amortization of premiums	873	—	873
Fair value, end of period	$830,465	$22,970	$853,435
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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$44,949	Yield analysis	Market interest rate	7.3% - 21.0% (8.7%)
		Market comparable companies	EBITDA multiples	3.7x - 20.5x (11.2x)
One stop loans(3)(4)	$772,836	Yield analysis	Market interest rate	3.5% - 20.0% (8.8%)
		Market comparable companies	EBITDA multiples	7.5x - 30.0x (15.8x)
			Revenue multiples	1.7x - 15.0x (8.7x)
	6,828	Broker/ dealer bids or quotes	Broker/ dealer bids or quotes	N/A
Subordinated debt and second lien loans	$5,852	Yield analysis	Market interest rate	8.5% - 13.3% (9.6%)
		Market comparable companies	EBITDA multiples	9.5x - 21.5x (14.5x)
Equity(5)	$22,970	Market comparable companies	EBITDA multiples	7.5x - 29.8x (15.4x)
			Revenue multiples	1.7x - 21.0x (13.0x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$2 of loans at fair value were valued using the market comparable companies approach only.
(3)$666 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $669,587 and $103,249 of one stop loans using EBITDA and revenue multiples, respectively.
(5)The Company valued $19,496 and $3,474 of equity investments using EBITDA and revenue multiples, respectively.

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans	$44,960	Yield analysis	Market interest rate	7.3% - 17.0% (8.6%)
		Market comparable companies	EBITDA multiples	3.5x - 26.3x (11.4x)
One stop loans(2)(3)	$763,500	Yield analysis	Market interest rate	3.8% - 20.5% (8.7%)
		Market comparable companies	EBITDA multiples	8.0x - 39.2x (15.9x)
		Market comparable companies	Revenue multiples	2.0x - 15.0x (9.0x)
	6,721	Broker/ dealer bids or quotes	Broker/ dealer bids or quotes	N/A
Subordinated debt and second lien loans(4)	$8,038	Yield analysis	Market interest rate	8.8% - 15.0% (10.5%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (14.2x)
Equity(5)	$22,602	Market comparable companies	EBITDA multiples	8.0x - 39.2x (16.5x)
		Market comparable companies	Revenue multiples	2.0x - 21.3x (13.1x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$59 of loans at fair value were valued using the market comparable companies approach only.
(3)The Company valued $658,119 and $105,381 of one stop loans using EBITDA and revenue multiples, respectively.
(4)$66 of loans at fair value were valued using the market comparable companies approach only.
(1)The Company valued $19,203 and $3,399 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$329,681	$329,681	$314,868	$314,868

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2025, the Company’s asset coverage for borrowed amounts was 263.5%.

DB Credit Facility: On May 14, 2024 (the “DB Credit Facility Effective Date”), the Company and GDLC Funding II entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GDLC Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through November 14, 2027, unless there is an earlier termination or event of default. Through a series of amendments, most recently on November 26, 2025, the Company amended the DB Credit Facility to, among other things, (i) decrease the applicable margin to 1.60% from 2.10% per annum during the DB Credit Facility Revolving Period, and to 2.10% from 2.60% per annum after the DB Credit Facility Revolving Period, (ii) extend the DB Credit Facility Revolving Period from May 14, 2027 to November 14, 2027 and (iii) extend the maturity date to November 14, 2030, three years from the last day of the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged. As of December 31, 2025, the DB Credit Facility allowed GDLC Funding II to borrow up to $450,000.

As of December 31, 2025, the DB Credit Facility bears interest at the applicable base rate plus 1.60% per annum during the DB Credit Facility Revolving Period and 2.10% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any other advances denominated in U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the DB Credit Facility Effective Date, respectively.

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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2025 and September 30, 2025, the Company had $329,681 and $314,868, respectively, of outstanding debt under the DB Credit Facility.

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$4,544	$4,084
Facility fees	372	284
Amortization of debt issuance costs	353	230
Total interest expense	$5,269	$4,598
Cash paid for interest expense	$4,959	$2,408
Annualized average stated interest rate(1)	5.6%	6.7%
Average outstanding balance	$321,675	$241,880
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2025 and September 30, 2025, the Company was permitted to borrow up to $70,000 in U.S. dollars and certain agreed upon foreign currencies. On October 21, 2024, the Company entered into an amendment to the Adviser Revolver to extend the maturity date of the Adviser Revolver to October 21, 2027 from November 15, 2024. The other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2025 was 3.6%. As of December 31, 2025 and September 30, 2025, the Company had no outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2025 and 2024, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$—	$4
Cash paid for interest expense	—	—
Annualized average stated interest rate(1)	N/A	4.1%
Average outstanding balance	$—	$466
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.

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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three months ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended December 31,
	2025	2024
Stated interest expense	$—	$507
Amortization of debt issuance costs	—	109
Total interest expense	$—	$616
Cash paid for interest expense	$—	$3,311
Annualized average stated interest rate(1)	N/A	6.7%
Average outstanding balance	$—	$30,082
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.

For the three months ended December 31, 2025 and 2024, the average total debt outstanding was $321,675 and $272,428, respectively.

For the three months ended December 31, 2025 and 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 6.5% and 7.6%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2025 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$329,681	$—	$—	$329,681	$—
Total borrowings	$329,681	$—	$—	$329,681	$—

Note 8. Commitments and Contingencies

Commitments: As of December 31, 2025, the Company had outstanding commitments to fund investments totaling $128,023, including $56,034 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $139,490, including $57,132 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company could enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2025 and September 30, 2025, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2025	2024
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.29)	(0.38)
Net investment income	0.33	0.35
Net realized gain (loss) on investment transactions	—	(0.02)
Net realized gain (loss) on extinguishment of debt	—	(0.01)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.04)	0.06
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	1.90%	2.50%
Number of common shares outstanding	36,417,109.195	32,795,949.666

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2025	2024
Ratio of net investment income - after tax to average net assets*	8.78%	9.30%
Ratio of total expenses to average net assets*(5)	6.08%	6.79%
Ratio of incentive fees to average net assets(5)	0.21%	0.27%
Ratio of net expenses to average net assets*(5)	6.08%	6.79%
Ratio of total expenses (without incentive fees) to average net assets*(5)	5.87%	6.52%
Total return based on average net asset value(6)	1.91%	2.49%
Total return based on average net asset value - annualized*(6)	7.58%	9.88%
Net assets at end of period	$546,256	$491,939
Average debt outstanding	$321,675	$272,428
Average debt outstanding per share	$8.83	$8.31
Portfolio Turnover*	15.63%	6.70%
Asset coverage ratio(7)	263.45%	270.03%
Asset coverage ratio per unit(8)	$2,635	$2,700
Average market value per unit(9):
PNC Facility	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

*Annualized for periods less than one year, unless otherwise noted.
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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Earnings available to stockholders	$10,393	$11,547
Basic and diluted weighted average shares outstanding	36,415,646	31,095,433
Basic and diluted earnings per share	$0.29	$0.37

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2025
08/01/2025	10/15/2025	12/17/2025	36,414,793.025	$0.0988	$3,598
11/14/2025	11/14/2025	01/21/2026	36,414,793.025	0.0943	3,435
11/14/2025	12/12/2025	02/18/2026	36,416,411.785	0.0923	3,360
Total dividends declared for the three months ended December 31, 2025					$10,393

For the three months ended December 31, 2024
08/02/2024	10/15/2024	12/18/2024	30,764,173.550	$0.1133	$3,485
11/14/2024	11/15/2024	01/08/2025	30,764,173.550	0.1165	3,584
11/14/2024	12/13/2024	02/18/2025	30,764,173.550	0.1456	4,478
Total dividends declared for three months ended December 31, 2024					$11,547

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2025 and 2024:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the three months ended December 31, 2025
November 20, 2025	1,618.760	$15.00	$24
December 17, 2025	697.410	15.00	10
	2,316.170		$34
For the three months ended December 31, 2024
December 18, 2024	776.116	$15.00	$11
	776.116		$11

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

On January 21, 2026, the Company issued 688.963 shares of common stock through the DRIP.

On November 14, 2025 and February 2, 2026, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

February 25, 2026	May 20, 2026
In an amount (if positive) such that the net asset value of the Company as of February 28, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2026 through February 28, 2026 and the payment of this distribution is $15.00 per share.

March 16, 2026	May 20, 2026
In an amount (if positive) such that the net asset value of the Company as of March 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2026 through March 31, 2026 and the payment of this distribution is $15.00 per share.

April 17, 2026	June 17, 2026
In an amount (if positive) such that the net asset value of the Company as of April 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2026 through April 30, 2026 and the payment of this distribution is $15.00 per share.

See Notes to Consolidated Financial Statements

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including, without limitation, those caused by global health pandemics or other large scale events;
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
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics or other large scale events;
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

See Notes to Consolidated Financial Statements

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $90.0 billion in capital under management(1) as of January 1, 2026, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

(1) “Capital under management” is a gross measure of invested capital including leverage as of January 1, 2026.
See Notes to Consolidated Financial Statements

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

As of December 31, 2025 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of December 31, 2025		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$44,949	5.3%	$44,960	5.3%
One stop	779,664	91.3	770,221	91.1
Second lien	4,704	0.6	6,829	0.8
Subordinated debt	1,148	0.1	1,209	0.1
Equity	22,970	2.7	22,602	2.7
Total	$853,435	100.0%	$845,821	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2025 and September 30, 2025, one stop loans included $85.6 million and $82.7 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2025 and September 30, 2025, we had debt and equity investments in 295 and 277 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Weighted average income yield*(1)	9.6%	10.0%	10.7%
Weighted average investment income yield*(2)	10.0%	10.4%	11.0%
Weighted average income yield of total investments*(3)	9.4%	9.8%	10.6%
Weighted average investment income yield of total investments*(4)	9.8%	10.2%	10.9%
Total return based on average net asset value*(5)	7.6%	8.5%	9.9%
Net investment income - return on equity*(6)	8.8%	8.8%	9.3%
See Notes to Consolidated Financial Statements

*Annualized for periods less than one year, unless otherwise noted.
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

As of December 31, 2025, GDLC has earned an inception-to-date internal rate of return, or IRR, of 10.5% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the three months ended December 31, 2025 and 2024, GDLC earned a fiscal year-to-date IRR of 7.8% and 10.2%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP, outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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
See Notes to Consolidated Financial Statements

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

See Notes to Consolidated Financial Statements

Recent Developments

On January 21, 2026, we issued 688.963 shares of common stock through our DRIP.

On November 14, 2025 and February 2, 2026, our board of directors declared distributions to holders of record of our common stock as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 16, 2026	March 18, 2026
In an amount (if positive) such that our net asset value as of January 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period January 1, 2026 through January 31, 2026 and the payment of this distribution is $15.00 per share.

February 25, 2026	May 20, 2026
In an amount (if positive) such that our net asset value as of February 28, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2026 through February 28, 2026 and the payment of this distribution is $15.00 per share.

March 16, 2026	May 20, 2026
In an amount (if positive) such that our net asset value as of March 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2026 through March 31, 2026 and the payment of this distribution is $15.00 per share.

April 17, 2026	June 17, 2026
In an amount (if positive) such that our net asset value as of April 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2026 through April 30, 2026 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 are as follows:
See Notes to Consolidated Financial Statements

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Interest income	$18,617	$19,023	$17,544	$(406)	$1,073
Payment-in-kind interest income	1,300	1,164	1,276	136	24
Discount Amortization	873	822	527	51	346
Non-cash dividend income	307	336	334	(29)	(27)
Dividend income	40	110	42	(70)	(2)
Fee income	89	144	54	(55)	35
Total investment income	21,226	21,599	19,777	(373)	1,449
Net expenses	9,183	9,490	8,893	(307)	290
Net investment income	12,043	12,109	10,884	(66)	1,159
Net realized gain (loss) on investment transactions	106	(895)	(726)	1,001	832
Net change in unrealized appreciation (depreciation) on investment transactions	(1,756)	477	1,821	(2,233)	(3,577)
Net gain (loss) on investment transactions	(1,650)	(418)	1,095	(1,232)	(2,745)
Net realized gain (loss) on extinguishment of debt	—	—	(432)	—	432
Net increase (decrease) in net assets resulting from operations	$10,393	$11,691	$11,547	$(1,298)	$(1,154)
Average earning debt investments, at fair value	$834,013	$813,231	$701,360	$20,782	$132,653
Average earning preferred equity investments, at fair value	$9,265	$10,186	$9,785	$(921)	$(520)

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

Investment Income

Investment income decreased from the three months ended September 30, 2025 to the three months ended December 31, 2025 by $0.4 million, primarily due to a decrease in interest income driven by the impact of declining interest base and spread rates that was partially offset by an increase in the average earning debt investments balance of $20.8 million.

Investment income increased from the three months ended December 31, 2024 to the three months ended December 31, 2025 by $1.4 million, primarily due to (i) an increase in interest income due to an increase in the average earning debt investments balance of $132.7 million and (ii) increased discount amortization and prepayment fee income driven by increased loan repayments that was partially offset by the impact of declining interest base and spread rates.
The annualized income yield by debt security type for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 are as follows:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Senior secured	9.3%	9.5%	10.2%
One stop	9.5%	9.9%	10.6%
Second lien	13.0%	13.0%	13.5%
Subordinated debt	11.2%	10.8%	12.7%

Income yields on senior secured and one stop loans decreased for the three months ended December 31, 2025 as compared to the three months ended September 30, 2025 and for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily due to declining interest base and spread rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.4% of our loan portfolio at fair
See Notes to Consolidated Financial Statements

value is subject to an interest rate floor. As of December 31, 2025 and September 30, 2025, the weighted average base rate floor of our loans was 0.72% and 0.73%, respectively.

As of December 31, 2025, we have second lien investments in two portfolio companies and subordinated debt investments decreased to five portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment and the impact of prepayment fees.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Interest and facility fee expenses	$4,916	$5,001	$4,879	$(85)	$37
Amortization of debt issuance costs	353	325	339	28	14
Base management fee	2,165	2,128	1,840	37	325
Income incentive fee	1,318	1,345	1,215	(27)	103
Capital gain incentive fee accrued (reversal) under GAAP	(186)	(4)	51	(182)	(237)
Administrative service fee	300	274	236	26	64
Professional fees	264	330	289	(66)	(25)
General and administrative expenses	53	91	44	(38)	9
Net expenses	$9,183	$9,490	$8,893	$(307)	$290
Average debt outstanding	$321,675	$300,975	$272,428	$20,700	$49,247

Interest Expense
Interest and other debt financing expenses, net of amortization of debt issuance costs, decreased by $0.1 million from the three months ended September 30, 2025 to the three months ended December 31, 2025, primarily due to lower interest base rates on our floating rate borrowings and to a lesser extent, reduced interest rate spreads incurred on our DB Credit Facility (as defined in Note 7) resulting from the November 2025 amendment that reduced the interest rate spread to SOFR plus 1.60% from SOFR plus 2.10% (the “DB Facility Amendment”). Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $0.1 million from the three months ended December 31, 2024 to the three months ended December 31, 2025, primarily due to an increase in average debt outstanding of $49.2 million that was partially offset by decreasing interest base rates on borrowings from our floating rate borrowings and, to a lesser extent, the DB Facility Amendment. For more information about our outstanding borrowings for the three months ended December 31, 2025 and 2024, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended December 31, 2025, September 30, 2025 and December 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.5%, 7.0% and 7.6%, respectively.

The effective annualized average interest rate decreased from the three months ended September 30, 2025 to the three months ended December 31, 2025 and for the three months ended December 31, 2024 to the three months ended December 31, 2025 primarily due to reduced borrowing costs resulting from decreased interest base rates on our floating rate borrowings and, to a lesser extent, lower interest rate spreads resulting from the DB Credit Facility Amendment.

See Notes to Consolidated Financial Statements

Management Fees

The base management fee, increased for the three months ended September 30, 2025 to the three months ended December 31, 2025 primarily due to an increase in average gross assets.

The base management fee, increased for the three months ended December 31, 2024 to the three months ended December 31, 2025 primarily due to an increase in average gross assets.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee decreased modestly from the three months ended September 30, 2025 to the three months ended December 31, 2025 primarily due to a decrease in Pre-Incentive Fee Net Investment Income and a lower rate of return on the value of our net assets driven by a decrease in the investment income yield on our investment portfolio due to declining interest base rates. The Income Incentive Fee increased by $0.1 million from the three months ended December 31, 2024 to the three months ended December 31, 2025, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven primarily by net funds growth.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 10.0% for each of the three months ended December 31, 2025, September 30, 2025 and December 31, 2024.

As of December 31, 2025 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of December 31, 2025 and September 30, 2025, there was $0.1 million and $0.3 million, respectively, of capital gain incentive fee accrual under GAAP included in accounts payable and other liabilities on the Consolidated Statements of Financial Condition. For the three months ended December 31, 2025 and September 30, 2025, we recorded a reversal of the capital gain incentive fee under GAAP of $0.2 million and less than $0.1 million, respectively. For the three months ended December 31, 2024, the accrual for capital gain incentive fee under GAAP was less than $0.1 million.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2025 and September 30, 2025, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses decreased by $0.1 million from the three months ended September 30, 2025 to the three months ended December 31, 2025, primarily due to lower general and administrative expenses and professional fees that were partially offset by an increase in administrative service fees.

In total, professional fees, the administrative service fee, and general and administrative expenses remained relatively flat increasing less than $0.1 million from the three months ended December 31, 2024 to the three months ended December 31, 2025.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 were $0.4 million, $0.3 million and $0.3 million, respectively.

As of both December 31, 2025 and September 30, 2025, included in accounts payable and other liabilities were $0.4 million of expenses paid on behalf of us by the Administrator.

See Notes to Consolidated Financial Statements

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended			Variances	Variances
	December 31, 2025	September 30, 2025	December 31, 2024	December 31, 2025 vs. September 30, 2025	December 31, 2025 vs. December 31, 2024
	(In thousands)
Net realized gain (loss) from investments	$—	$(758)	$—	$758	$—
Net realized gain (loss) from foreign currency transactions	106	(137)	(726)	243	832
Net realized gain (loss) on investment transactions	$106	$(895)	$(726)	$1,001	$832
Unrealized appreciation from investments	$1,629	$2,390	$2,510	$(761)	$(881)
Unrealized (depreciation) from investments	(3,306)	(1,882)	(1,137)	(1,424)	(2,169)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(79)	(31)	448	(48)	(527)
Net change in unrealized appreciation (depreciation) on investment transactions	$(1,756)	$477	$1,821	$(2,233)	$(3,577)
Net realized gain (loss) on extinguishment of debt	$—	$—	$(432)	$—	432

During the three months ended December 31, 2025, we had a net realized gain on investment transactions of $0.1 million, driven by net realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended September 30, 2025, we had a net realized loss on investment transactions of $0.9 million, primarily attributable to (i) realized losses on the restructuring of debt and equity investments of two portfolio company investments and (ii) net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars. During the three months ended December 31, 2024, we had a net realized loss on investment transactions of $0.7 million, driven by realized losses on the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended December 31, 2025, we had $1.6 million in unrealized appreciation on 82 portfolio company investments, which was offset by $3.3 million in unrealized depreciation on 224 portfolio company investments. For the three months ended September 30, 2025, we had $2.4 million in unrealized appreciation on 98 portfolio company investments, which was offset by $1.9 million in unrealized depreciation on 196 portfolio company investments. For the three months ended December 31, 2024, we had $2.5 million in unrealized appreciation on 95 portfolio company investments, which was offset by $1.1 million in unrealized depreciation on 139 portfolio company investments.

Unrealized appreciation for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.

Unrealized depreciation for the three months ended December 31, 2025 and September 30, 2025 primarily resulted from isolated deterioration in the performance of (i) investments in portfolio companies that were moved to or on non-accrual status and (ii) debt and equity investments in certain portfolio companies with preexisting credit challenges. Unrealized depreciation for the three months ended December 31, 2024 primarily resulted from isolated deterioration in the credit performance of certain portfolio companies that were on non-accrual status as well as isolated deterioration in the credit performance of a small number of portfolio companies.

Liquidity and Capital Resources

For the three months ended December 31, 2025, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $6.6 million. During the period, cash provided by operating activities was $4.2 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $33.7 million and net investment income after tax of $10.4 million, partially offset by fundings of portfolio investments of $39.1 million. During the same period, cash provided by financing activities was $2.4 million, primarily driven by borrowings on debt of $37.7 million, partially offset by repayments of debt of $23.1 million and distributions paid of $11.7 million.
See Notes to Consolidated Financial Statements

For the three months ended December 31, 2024, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $1.2 million. During the period, we used $62.7 million in operating activities, primarily as a result of fundings of portfolio investments of $85.2 million, which was partially offset by proceeds from principal payments of portfolio investments of $12.2 million. During the same period, cash provided by financing activities was $64.0 million, primarily driven by borrowings on debt of $296.2 million and proceeds from the issuance of common stock of $30.5 million, that were partially offset by repayments of debt of $251.1 million and distributions paid of $10.5 million.

As of December 31, 2025 and September 30, 2025, we had cash, cash equivalents and foreign currencies totaling $9.7 million and $6.8 million and restricted cash, restricted cash equivalents and restricted foreign currencies totaling $17.7 million and $14.0 million, respectively. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash, restricted cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of December 31, 2025 and September 30, 2025, we had investor capital subscriptions totaling $542.6 million and no uncalled capital commitments.

Revolving Debt Facilities

DB Credit Facility - On May 14, 2024, we and GDLC Funding II entered into the DB Credit Facility (as defined in Note 7 of our consolidated financial statements). As of December 31, 2025 and September 30, 2025, the DB Credit Facility allowed GDLC Funding II to borrow up to $450.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2025 and September 30, 2025, we had $329.7 million and $314.9 million, respectively, outstanding under the DB Credit Facility. As of December 31, 2025 and September 30, 2025, subject to leverage and borrowing base restrictions, we had approximately $120.3 million and $135.1 million of remaining commitments, respectively, and $86.5 million and $104.1 million, respectively, of availability on the DB Credit Facility.

Adviser Revolver - As of December 31, 2025 and September 30, 2025, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of December 31, 2025 and September 30, 2025, we had no outstanding debt under the Adviser Revolver.

PNC Facility - On November 18, 2024, all amounts outstanding under our PNC Facility, (as defined in Note 7 of our consolidated financial statements) were repaid, following which the agreements governing the PNC Facility were terminated.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of December 31, 2025, our asset coverage for borrowed amounts was 263.5%.

As of December 31, 2025, we had outstanding commitments to fund investments totaling $128.0 million, including $56.0 million of unfunded commitments on revolvers. As of September 30, 2025, we had outstanding commitments to fund investments totaling $139.5 million, including $57.1 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of December 31, 2025 and September 30, 2025, respectively. A summary of maturity requirements for our principal borrowings under the DB Credit Facility and the Adviser Revolver as of December 31, 2025 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2025. As of
See Notes to Consolidated Financial Statements

December 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2025 and September 30, 2025, we had investments in 295 and 277 portfolio companies, respectively, with a total fair value of $853.4 million and $845.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025		September 30, 2025		December 31, 2024
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$2,600	7.9%	$1,000	2.1%	$2,620	2.9%
One stop	29,804	91.1	44,039	91.3	81,629	92.0
Subordinated debt	—	—	151	0.3	—	—
Second lien	—	—	2,255	4.7	3,259	3.7
Equity	311	1.0	781	1.6	1,222	1.4
Total new investment commitments	$32,715	100.0%	$48,226	100.0%	$88,730	100.0%

For the three months ended December 31, 2025 and 2024, we had approximately $33.7 million and $12.2 million, respectively, in proceeds from principal payments and sales of portfolio investments.

See Notes to Consolidated Financial Statements

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2025(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$45,194	$44,730	$44,947	$45,094	$44,607	$44,958
Non-accrual(3)	7	5	2	7	5	2
One stop
Performing	783,100	770,793	778,781	773,840	760,922	770,096
Non-accrual(3)	1,399	1,354	883	145	125	125
Second lien
Performing	4,700	4,684	4,704	6,818	6,794	6,829
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt
Performing	1,150	1,125	1,148	1,211	1,184	1,209
Non-accrual(3)	—	—	—	—	—	—
Equity
Performing	N/A	19,334	21,965	N/A	20,340	22,602
Non-accrual(3)	N/A	1,390	1,005	N/A	—	—
Total	$835,550	$843,415	$853,435	$827,115	$833,977	$845,821

(1)As of December 31, 2025, $127.0 million and $127.7 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of December 31, 2025, $0.5 million and $0.4 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2025, $136.1 million and $136.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loans to be PIK interest. As of September 30, 2025, less than $0.1 million at both amortized cost and fair value of our loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. Preferred equity securities accruing contractual PIK dividend income may be placed on non-accrual status if there is reasonable doubt that the amortized cost or capitalized PIK and non-cash dividend income is collectible. See “— Critical Accounting Policies — Revenue Recognition.”
As of December 31, 2025, we had loans in four portfolio companies and preferred equity securities in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value was 0.3% and 0.2%, respectively. As of September 30, 2025, we had loans in two portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value was less than 0.1%. As of September 30, 2025, we did not have any preferred equity securities on non-accrual status.

As of December 31, 2025 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 99.4% and 99.5%, respectively.

See Notes to Consolidated Financial Statements

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2025, September 30, 2025 and December 31, 2024:

	Three months ended
	December 31, 2025	September 30, 2025	December 31, 2024
Weighted average rate of new investment fundings	8.4%	9.1%	9.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.7%	4.9%	5.1%
Weighted average fees of new investment fundings	0.6%	0.6%	1.0%
Weighted average rate of sales and payoffs of portfolio investments	8.7%	10.1%	10.7%

As of December 31, 2025, 97.4% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 97.0% and 96.9% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2025 and September 30, 2025, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $80.2 million and $82.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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
See Notes to Consolidated Financial Statements

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$21,264	2.5%	$53,996	6.4%
4	780,634	91.5	763,080	90.2
3	50,734	5.9	28,707	3.4
2	803	0.1	38	0.0 *
1	—	—	—	—
Total	$853,435	100.0%	$845,821	100.0%
* Represents an amount less than 0.1%.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of December 31, 2025 and September 30, 2025:

	Average Price[1]
Category	As of December 31, 2025	As of September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.8%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	93.8	93.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	60.5	36.0
Total	99.4%	99.5%

(1)Includes only debt investments held as of December 31, 2025 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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

See Notes to Consolidated Financial Statements

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, chief executive officer of GC Advisors and an interested director of Golub Capital Direct Lending Corporation, and Mr. David Golub, our president, chief executive officer, and chairman, are managers of GC Advisors, and each of Messrs. Lawrence Golub and David Golub own an indirect pecuniary interest in GC Advisors.
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
•As of December 31, 2025, GGP Class B-P, LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $102.0 million. As of December 31, 2025, we have issued 6,806,927.360 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102.0 million. We have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•As of December 31, 2025, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors, has an aggregate commitment to us of $300.0 million. As of December 31, 2025, we have issued 20,007,020.321 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate capital contributions totaling $300.0 million.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Unlevered Corporation, or GDLCU, Golub Capital BDC 4, Inc., or GBDC 4, Golub Capital Private Credit Fund, or GCRED, Golub Capital Private Income Fund I, or GPIF I, and Golub Capital Private Income Fund S, or GPIF S, all of which are business development companies that primarily focus on investing in one stop and
See Notes to Consolidated Financial Statements

other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GDLCU, GBDC 4, GCRED, GPIF I and GPIF S. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLCU, GBDC 4, GCRED, GPIF I, GPIF S and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of directors.

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
See Notes to Consolidated Financial Statements

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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2025 and 2024. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation at least every other quarter under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2025 and September 30, 2025 were valued using Level 3 inputs. As of both December 31, 2025 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.

See Notes to Consolidated Financial Statements

When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value. The Valuation Designee may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood when performing the enterprise value analysis. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

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

See Notes to Consolidated Financial Statements

Revenue Recognition

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

Non-accrual investments: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans as of December 31, 2025 and September 30, 2025, was $0.9 million and $0.1 million, respectively. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of December 31, 2025, there was one preferred equity security on non-accrual status with a fair value of $1.0 million. As of September 30, 2025 there were no preferred equity securities on non-accrual status.

See Notes to Consolidated Financial Statements

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2025 and 2024, we did not record any U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2025 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.72% and 0.73%, respectively. In addition, the DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 1.60% as of December 31, 2025. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

See Notes to Consolidated Financial Statements

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2025 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(16,047)	$(6,594)	$(9,453)
Down 150 basis points	(12,076)	(4,945)	(7,131)
Down 100 basis points	(8,069)	(3,297)	(4,772)
Down 50 basis points	(4,036)	(1,648)	(2,388)
Up 50 basis points	4,038	1,648	2,390
Up 100 basis points	8,077	3,297	4,780
Up 150 basis points	12,114	4,945	7,169
Up 200 basis points	16,152	6,594	9,558

(1)Assumes applicable three-month base rate as of December 31, 2025, with the exception of SONIA and Prime that utilize the December 31, 2025 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2025, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, DB Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
See Notes to Consolidated Financial Statements

Item 4. Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
See Notes to Consolidated Financial Statements

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 14, 2024, by and among GDLC Funding II LLC, as borrower, Golub Capital Direct Lending Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Computershare Trust Company, National Association, as collateral agent and as collateral custodian, dated as of November 26, 2025.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital Direct Lending Corporation

Date: February 10, 2026	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)