Form 10-Q
period 2026-03-31
GOLUB CAPITAL DIRECT LENDING CORP
filed 2026-05-14
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

As of May 14, 2026, the Registrant had 36,419,182.971 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2026	September 30, 2025
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $857,591 and $833,977, respectively)	$852,846	$845,821
Cash	2,909	4,700
Cash equivalents	2,132	523
Foreign currencies (cost of $1,579 and $1,573, respectively)	1,548	1,564
Restricted cash	8,363	4,946
Restricted cash equivalents	6,961	7,191
Restricted foreign currencies (cost of $537 and $1,813, respectively)	538	1,820
Interest receivable	6,058	8,843
Receivable for investments	466	877
Other assets	37	37
Total Assets	$881,858	$876,322
Liabilities
Debt	$335,173	$314,868
Less unamortized debt issuance costs	(1,909)	(2,084)
Debt less unamortized debt issuance costs	333,264	312,784
Interest payable	4,151	4,557
Distributions payable	—	8,098
Management and income incentive fees payable	2,749	3,473
Payable for investments purchased	60	10
Accrued trustee fees	65	39
Accounts payable and other liabilities	735	1,139
Total Liabilities	341,024	330,100
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 36,419,182.971 and 36,414,793.025 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	36	36
Paid in capital in excess of par	545,408	545,343
Distributable earnings (losses)	(4,610)	843
Total Net Assets	540,834	546,222
Total Liabilities and Total Net Assets	$881,858	$876,322
Number of common shares outstanding	36,419,182.971	36,414,793.025
Net asset value per common share	$14.85	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Investment income
Interest income	$18,046	$18,955	$37,536	$37,026
Payment-in-kind interest income	1,425	1,061	2,725	2,337
Dividend income	308	368	655	744
Fee income	42	162	131	216
Total investment income	19,821	20,546	41,047	40,323
Expenses
Interest and other debt financing expenses	4,897	5,269	10,166	10,487
Base management fee	2,122	1,917	4,287	3,757
Incentive fee	506	1,255	1,638	2,521
Administrative service fee	288	272	588	508
Professional fees	284	253	548	542
General and administrative expenses	81	45	134	89
Total expenses	8,178	9,011	17,361	17,904
Net investment income	11,643	11,535	23,686	22,419
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	(1,720)	—	(1,720)
Foreign currency transactions	88	20	194	(706)
Net realized gain (loss) on investment transactions	88	(1,700)	194	(2,426)
Net change in unrealized appreciation (depreciation) from:
Investments	(13,666)	1,236	(15,343)	2,609
Translation of assets and liabilities in foreign currencies	(94)	273	(173)	721
Net change in unrealized appreciation (depreciation) on investment transactions	(13,760)	1,509	(15,516)	3,330
Net gain (loss) on investment transactions	(13,672)	(191)	(15,322)	904
Net realized gain (loss) on extinguishment of debt	—	—	—	(432)
Net increase (decrease) in net assets resulting from operations	$(2,029)	$11,344	$8,364	$22,891
Per Common Share Data
Basic and diluted earnings (loss) per common share (Note 10)	$(0.06)	$0.34	$0.23	$0.72
Basic and diluted weighted average common shares outstanding (Note 10)	36,418,073	32,949,965	36,416,846	32,012,509

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	30,764,173.550	$31	$460,589	$843	$461,463
Issuance of common stock	3,994,333.333	4	59,911	—	59,915
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	22,419	22,419
Net realized gain (loss) on investment transactions	—	—	—	(2,426)	(2,426)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	3,330	3,330
Net realized gain (loss) on extinguishment of debt	—	—	—	(432)	(432)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	3,294.762	—	49	—	49
Distributions from distributable earnings (losses)	—	—	—	(15,019)	(15,019)
Distributions declared and payable	—	—	—	(7,872)	(7,872)
Total increase (decrease) for the six months ended March 31, 2025	3,997,628.095	4	59,960	—	59,964
Balance at March 31, 2025	34,761,801.645	$35	$520,549	$843	$521,427
Balance at December 31, 2024	32,795,949.666	$33	$491,063	$843	$491,939
Issuance of common stock	1,963,333.333	2	29,448	—	29,450
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,535	11,535
Net realized gain (loss) on investment transactions	—	—	—	(1,700)	(1,700)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,509	1,509
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,518.646	—	38	—	38
Distributions from distributable earnings (losses)	—	—	—	(3,472)	(3,472)
Distributions declared and payable	—	—	—	(7,872)	(7,872)
Total increase (decrease) for the three months ended March 31, 2025	1,965,851.979	2	29,486	—	29,488
Balance at March 31, 2025	34,761,801.645	$35	$520,549	$843	$521,427
Balance at September 30, 2025	36,414,793.025	$36	$545,343	$843	$546,222
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	23,686	23,686
Net realized gain (loss) on investment transactions	—	—	—	194	194
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(15,516)	(15,516)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	4,389.946	—	65	—	65
Distributions from distributable earnings (losses)	—	—	—	(13,817)	(13,817)
Total increase (decrease) for the six months ended March 31, 2026	4,389.946	—	65	(5,453)	(5,388)
Balance at March 31, 2026	36,419,182.971	$36	$545,408	$(4,610)	$540,834
Balance at December 31, 2025	36,417,109.195	$36	$545,377	$843	$546,256
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,643	11,643
Net realized gain (loss) on investment transactions	—	—	—	88	88
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(13,760)	(13,760)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,073.776	—	31	—	31
Distributions from distributable earnings (losses)	—	—	—	(3,424)	(3,424)
Total increase (decrease) for the three months ended March 31, 2026	2,073.776	—	31	(5,453)	(5,422)
Balance at March 31, 2026	36,419,182.971	$36	$545,408	$(4,610)	$540,834
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,364	$22,891
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	742	587
Accretion of discounts and amortization of premiums	(1,446)	(1,530)
Net realized (gain) loss on investments	—	1,720
Net realized (gain) loss on foreign currency transactions	(194)	706
Net realized (gain) loss on extinguishment of debt	—	432
Net change in unrealized (appreciation) depreciation on investments	15,343	(2,609)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	173	(721)
Proceeds from (fundings of) revolving loans, net	(2,495)	(940)
Fundings of investments	(57,214)	(131,733)
Proceeds from principal payments and sales of portfolio investments	41,255	52,630
Payment-in-kind interest capitalized	(2,716)	(2,337)
Non-cash dividends capitalized	(614)	(702)
Proceeds from non-cash dividends	—	339
Changes in operating assets and liabilities:
Interest receivable	2,785	1,988
Receivable for investments	411	538
Other assets	—	2
Interest payable	(406)	(354)
Management and income incentive fees payable	(724)	314
Payable for investments purchased	50	—
Accrued trustee fees	26	(4)
Accounts payable and other liabilities	(404)	306
Net cash provided by (used in) operating activities	2,936	(58,477)
Cash flows from financing activities
Borrowings on debt	60,297	354,150
Repayments of debt	(39,124)	(324,039)
Capitalized debt issuance costs	(567)	(1,095)
Proceeds from issuance of common shares	—	59,915
Distributions paid	(21,850)	(21,989)
Net cash provided by (used in) financing activities	(1,244)	66,942
Net change in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies	1,692	8,465
Effect of foreign currency exchange rates	15	(615)
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, beginning of period	20,744	20,120
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, end of period	$22,451	$27,970
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,830	$10,254
Distributions declared for the period	13,817	22,891
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$65	$49
Change in distributions payable	(8,098)	854

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2026	September 30, 2025
Cash	$2,909	$4,700
Cash equivalents	2,132	523
Foreign currencies (cost of $1,579 and $1,573, respectively)	1,548	1,564
Restricted cash	8,363	4,946
Restricted cash equivalents	6,961	7,191
Restricted foreign currencies (cost of $537 and $1,813, respectively)	538	1,820
Total cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$22,451	$20,744
(1) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Jeppesen Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2032	$951	$947	0.2%	$932
Jeppesen Holdings, LLC(5)	One stop				N/A(6)				11/2032	—	—	—	(1)
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.70%				09/2031	7,503	7,357	1.4	7,468
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(a)(j)	8.91%				09/2031	19	18	—	19
PPW Aero Buyer, Inc.	One stop				N/A(6)				09/2031	—	—	—	—
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(j)	8.70%				09/2031	48	47	—	47
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.70%				09/2031	516	511	0.1	513
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.70%				09/2031	50	50	—	50
PPW Aero Buyer, Inc.	One stop				N/A(6)				09/2031	—	—	—	—
Titan BW Borrower L.P.^(25)	One stop	SF +	5.38%	(j)	6.17%	cash/	2.88%	PIK	07/2032	1,186	1,175	0.2	1,172
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(2)	—	(2)
Titan BW Borrower L.P.	One stop	SF +	4.75%	(j)	8.42%				07/2032	59	59	—	58
										10,332	10,162	1.9	10,256
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.70%				11/2031	4,380	4,306	0.8	4,339
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(k)	8.73%				11/2031	277	271	0.1	274
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.70%				11/2031	855	847	0.2	847
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(1)
										5,512	5,423	1.1	5,459
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(k)	8.49%				11/2030	441	438	0.1	425
Arnott, LLC	One stop	SF +	4.75%	(j)(k)	8.41%				11/2030	55	55	—	53
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)	8.42%				01/2030	22	22	—	22
Collision SP Subco, LLC	One stop	SF +	4.75%	(k)	8.48%				01/2030	51	49	—	51
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)	8.42%				01/2030	3,369	3,326	0.6	3,369
Collision SP Subco, LLC	One stop	SF +	4.75%	(j)(k)	8.46%				01/2030	1,967	1,954	0.4	1,967
Collision SP Subco, LLC	One stop	SF +	4.75%	(j)	8.42%				01/2030	81	74	—	81
Covercraft Parent III, Inc.(7)(25)	Senior secured	SF +	5.00%	(i)	8.27%	cash/	0.50%	PIK	08/2027	268	267	—	185
Covercraft Parent III, Inc.(7)(25)	Senior secured	SF +	5.00%	(i)	8.27%	cash/	0.50%	PIK	08/2027	54	54	—	37
Covercraft Parent III, Inc.(7)(25)	Senior secured	SF +	5.00%	(i)(j)	8.30%	cash/	0.50%	PIK	08/2027	93	93	—	64
OEConnection, LLC^	One stop	SF +	4.50%	(i)	8.17%				12/2032	6,815	6,765	1.3	6,840
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(5)	—	3
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(3)	—	3
										13,216	13,089	2.4	13,100
Automobiles
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(j)	8.94%				06/2030	2,652	2,624	0.5	2,624
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(a)(j)	8.94%				06/2030	202	199	0.1	199
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(j)	10.45%	cash/	2.00%	PIK	07/2027	1,872	1,863	0.3	1,854
CG Group Holdings, LLC(25)	One stop	SF +	8.75%	(i)	10.42%	cash/	2.00%	PIK	07/2026	406	406	0.1	402
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%				12/2028	1,447	1,440	0.3	1,440
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%				12/2028	864	860	0.2	860
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%				12/2028	259	257	—	257
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%				12/2028	157	156	—	156
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%				12/2028	149	149	—	149
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%				12/2028	130	130	—	130
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%				12/2028	107	107	—	107
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%				12/2028	104	104	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%				12/2028	104	104	—	104
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%				12/2028	86	86	—	86
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%		12/2028	$80	$79	—%	$80
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.92%		12/2028	2,954	2,924	0.6	2,935
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.92%		12/2028	22	21	—	22
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.92%		12/2028	18	18	—	18
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.92%		12/2028	11	11	—	11
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.92%		12/2028	5	5	—	5
Denali Midco 2, LLC(5)	One stop				N/A(6)		12/2028	—	(1)	—	(2)
Denali Midco 2, LLC	One stop	SF +	5.25%	(i)	8.92%		12/2028	25	25	—	25
Denali Midco 2, LLC^	One stop	SF +	5.25%	(i)	8.92%		12/2028	2,112	2,101	0.4	2,101
Denali Midco 2, LLC(25)	Second lien	N/A			13.00%	PIK	12/2029	3,838	3,832	0.7	3,799
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	8.95%		12/2029	272	268	—	268
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	8.95%		12/2029	57	56	—	56
High Bar Brands Operating, LLC(5)	Senior secured				N/A(6)		12/2029	—	(1)	—	(1)
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	8.95%		12/2029	48	48	—	47
Lincoln Acq Buyer, LLC^	One stop	SF +	4.50%	(j)	8.20%		11/2032	469	467	0.1	469
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.20%		11/2032	5	5	—	5
Lincoln Acq Buyer, LLC(5)	One stop				N/A(6)		11/2032	—	(1)	—	—
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%		11/2032	56	56	—	56
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%		11/2032	19	19	—	19
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(k)	8.66%		07/2029	206	205	0.1	206
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(j)	8.70%		07/2029	137	137	—	137
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.00%	(j)	8.70%		07/2029	10,183	10,127	1.9	10,183
National Express Wash Parent Holdco, LLC	One stop	SF +	5.00%	(k)	8.59%		07/2029	192	191	—	192
POY Holdings, LLC^	One stop	SF +	5.50%	(j)	9.35%		11/2027	5,083	5,041	0.9	4,829
POY Holdings, LLC^	One stop	SF +	5.50%	(j)	9.35%		11/2027	3,876	3,849	0.7	3,682
POY Holdings, LLC^	One stop	SF +	5.50%	(j)	9.35%		11/2027	224	222	0.1	212
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.35%		11/2027	232	230	—	219
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.35%		11/2027	121	120	—	115
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.35%		11/2027	270	269	—	257
POY Holdings, LLC	One stop				N/A(6)		11/2027	—	—	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.35%		11/2027	362	361	0.1	344
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.35%		11/2027	20	20	—	19
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%		06/2031	86	85	—	86
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%		06/2031	414	412	0.1	414
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	5.00%	(i)	8.67%		06/2031	598	594	0.1	598
Quick Quack Car Wash Holdings, LLC	One stop				N/A(6)		06/2031	—	—	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%		06/2031	34	33	—	34
Strickland's Enterprises, LLC	Senior secured	SF +	4.50%	(j)	8.17%		01/2031	572	569	0.1	569
Strickland's Enterprises, LLC	Senior secured				N/A(6)		01/2031	—	—	—	—
Strickland's Enterprises, LLC(5)	Senior secured				N/A(6)		01/2031	—	(1)	—	(1)
TWAS Holdings, LLC^	One stop	SF +	4.75%	(i)	8.42%		12/2029	180	179	0.1	180
TWAS Holdings, LLC(5)	One stop				N/A(6)		12/2029	—	(3)	—	—
Yorkshire Parent, Inc.^	Senior secured	SF +	4.50%	(j)	8.20%		12/2029	6,072	6,014	1.1	6,072
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(a)(j)	8.19%		12/2029	479	466	0.1	479
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(j)	8.17%		12/2029	1,682	1,668	0.3	1,682
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(j)	8.17%		12/2029	8	8	—	8
Yorkshire Parent, Inc.^	Senior secured	SF +	4.50%	(j)	8.17%		12/2029	42	42	—	42
								49,603	49,255	9.0	48,943
Banks
Empyrean Solutions, LLC	One stop	SF +	4.50%	(j)	8.20%		11/2031	516	514	0.1	498
Empyrean Solutions, LLC(5)	One stop				N/A(6)		11/2031	—	—	—	(3)
Empyrean Solutions, LLC(5)	One stop				N/A(6)		11/2031	—	(1)	—	(7)
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(j)	8.45%		12/2029	742	739	0.1	722
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(j)	8.42%		12/2029	1,322	1,311	0.3	1,289
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(j)	8.42%				12/2029	$1,264	$1,254	0.2%	$1,233
OSP Hamilton Purchaser, LLC	One stop	SF +	4.75%	(j)	8.42%				12/2029	106	105	—	99
										3,950	3,922	0.7	3,831
Beverages
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.45%				06/2030	2,763	2,731	0.5	2,735
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.45%				06/2030	1,140	1,130	0.2	1,129
Financial Information Technologies, LLC(5)	One stop				N/A(6)				06/2030	—	(1)	—	(2)
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.45%				06/2030	839	838	0.2	831
Spindrift Beverage Co. Inc.^	One stop	SF +	5.00%	(j)	8.65%				02/2032	1,652	1,635	0.3	1,652
Spindrift Beverage Co. Inc.	One stop	SF +	5.00%	(j)	8.67%				02/2032	53	50	—	53
Spindrift Beverage Co. Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	—
										6,447	6,382	1.2	6,398
Building Products
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(j)	9.10%				11/2028	3,769	3,755	0.7	3,759
BECO Holding Company, Inc.(5)	One stop				N/A(6)				11/2027	—	(1)	—	(1)
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(j)	9.10%				11/2028	249	247	—	249
BECO Holding Company, Inc.(5)	One stop				N/A(6)				11/2028	—	(2)	—	(1)
										4,018	3,999	0.7	4,006
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.45%				01/2031	4,798	4,758	0.9	4,654
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(j)	8.44%				01/2031	549	542	0.1	521
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(j)	8.45%				01/2031	1,614	1,601	0.3	1,566
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.45%				01/2031	826	821	0.1	801
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.45%				01/2031	50	49	—	48
										7,837	7,771	1.4	7,590
Chemicals
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	(2)
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	—	—	(1)
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%				04/2032	531	528	0.1	526
JSG II, Inc. and Checkers USA, Inc.^	One stop	SF +	4.50%	(i)	8.17%				09/2032	715	711	0.1	711
JSG II, Inc. and Checkers USA, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)				09/2032	—	—	—	(1)
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(i)	8.45%				03/2029	336	334	0.1	334
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(j)	8.45%				03/2029	36	35	—	35
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(j)	8.45%				03/2029	105	103	—	102
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.75%	(c)	4.63%	cash/	4.25%	PIK	09/2028	2,299	2,288	0.4	2,138
PHM NL SP Bidco B.V.(8)(10)(25)	One stop	SF +	6.75%	(h)	6.28%	cash/	4.25%	PIK	09/2028	873	868	0.2	812
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	SN +	6.75%	(g)	7.48%	cash/	3.00%	PIK	09/2028	477	476	0.1	444
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.75%	(d)	5.92%	cash/	3.00%	PIK	09/2028	233	227	—	216
										5,605	5,569	1.0	5,314
Commercial Services & Supplies
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.67%				01/2031	6,234	6,184	1.2	6,205
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.67%				01/2031	2,029	2,013	0.4	2,020
CHA Vision Holdings, Inc.(5)	One stop				N/A(6)				01/2030	—	(4)	—	(2)
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.67%				01/2031	50	50	—	50
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.67%				01/2031	5	5	—	5
CI (Quercus) Intermediate Holdings, LLC(5)	One stop				N/A(6)				06/2031	—	(3)	—	(7)
CI (Quercus) Intermediate Holdings, LLC^	One stop	SF +	5.00%	(j)	8.70%				06/2031	1,657	1,646	0.3	1,642
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(j)	8.70%				06/2031	18	7	—	16
CI (Quercus) Intermediate Holdings, LLC	One stop				N/A(6)				06/2031	—	—	—	—
Dispatch Acquisition Holdings, LLC^	One stop	SF +	4.75%	(j)	8.45%				11/2032	846	842	0.2	842
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(j)	8.45%				11/2032	72	71	—	71
Kleinfelder Intermediate, LLC^	One stop	SF +	4.50%	(j)	8.17%				09/2030	832	815	0.2	830
Kleinfelder Intermediate, LLC(5)	One stop				N/A(6)				09/2028	—	(1)	—	—
Kleinfelder Intermediate, LLC	One stop	SF +	4.50%	(j)	8.17%				09/2030	90	90	—	90
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(j)	8.20%	12/2032	$10	$10	—%	$10
Pearl Acquisition Buyer, Inc.^	One stop	SF +	4.50%	(j)	8.20%	12/2032	550	549	0.1	550
Pearl Acquisition Buyer, Inc.	One stop				N/A(6)	12/2032	—	—	—	—
Profile Products LLC	One stop	SF +	5.50%	(j)	9.27%	11/2027	346	344	0.1	344
Profile Products LLC	One stop	SF +	5.50%	(j)	9.27%	11/2027	70	70	—	70
Profile Products LLC	One stop	P +	4.50%	(a)	11.25%	11/2027	29	29	—	29
Profile Products LLC	One stop	P +	4.50%	(a)	11.25%	11/2027	15	14	—	14
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	8.92%	04/2031	105	104	—	105
PSC Parent, Inc.	One stop	SF +	5.25%	(j)	8.92%	04/2031	73	72	—	73
PSC Parent, Inc.	One stop	SF +	5.25%	(i)(j)	8.92%	04/2030	44	44	—	44
PSC Parent, Inc.^	One stop	SF +	5.25%	(j)	8.91%	04/2031	436	433	0.1	437
Radwell Parent, LLC^	One stop	SF +	5.50%	(j)	9.20%	03/2029	8,278	8,220	1.5	8,233
Radwell Parent, LLC^	One stop	SF +	5.50%	(j)	9.20%	03/2029	298	294	0.1	297
Radwell Parent, LLC	One stop	SF +	5.50%	(j)	9.20%	03/2029	68	64	—	66
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)	06/2029	—	—	—	—
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(j)	8.01%	06/2029	35	34	—	34
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(j)	8.02%	06/2029	103	103	—	102
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(j)	8.02%	06/2029	219	217	—	217
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)	06/2029	—	—	—	—
WRE Holding Corp.(5)	One stop				N/A(6)	07/2031	—	(3)	—	(6)
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.71%	07/2031	56	55	—	55
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	87	87	—	86
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.61%	07/2031	531	529	0.1	526
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	320	319	0.1	317
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	249	248	—	247
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	89	89	—	88
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.60%	07/2031	55	55	—	55
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.67%	07/2030	134	129	—	129
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.74%	07/2031	4,833	4,797	0.9	4,793
							28,866	28,621	5.3	28,677
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop				N/A(6)	05/2031	—	(1)	—	(1)
Consor Intermediate II, LLC	One stop	SF +	4.50%	(j)	8.20%	05/2031	20	19	—	19
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(j)	8.20%	05/2031	441	439	0.1	437
DCCM, LLC^	One stop	SF +	4.75%	(i)	8.42%	06/2032	472	470	0.1	472
DCCM, LLC	One stop				N/A(6)	06/2032	—	—	—	—
DCCM, LLC(5)	One stop				N/A(6)	06/2032	—	(1)	—	—
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.19%	12/2030	35	34	—	34
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.19%	12/2030	70	69	—	68
Royal Holdco Corporation^	One stop	SF +	4.50%	(j)	8.17%	12/2030	554	549	0.1	549
							1,592	1,578	0.3	1,578
Containers & Packaging
Chase Intermediate^	One stop	SF +	4.75%	(j)	8.42%	10/2028	3,989	3,975	0.7	3,909
Chase Intermediate	One stop	SF +	4.75%	(j)	8.44%	10/2028	136	135	—	129
Chase Intermediate	One stop	SF +	4.75%	(j)	8.42%	10/2028	200	198	0.1	196
Chase Intermediate	One stop	SF +	4.75%	(j)	8.42%	10/2028	55	52	—	39
Fortis Solutions Group, LLC^	One stop	SF +	5.50%	(j)	9.30%	10/2028	2,107	2,095	0.4	2,093
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	9.30%	10/2028	141	141	—	140
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	9.30%	10/2028	5	3	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	9.30%	10/2027	136	134	—	135
Packaging Coordinators Midco, Inc.(9)	One stop	SN +	5.00%	(g)	8.73%	07/2032	1,159	1,152	0.2	1,136
Packaging Coordinators Midco, Inc.^	One stop	SF +	5.00%	(j)	8.67%	07/2032	586	577	0.1	574
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)	07/2032	—	(1)	—	(1)
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)	07/2032	—	—	—	(2)
Packaging Coordinators Midco, Inc.	One stop	SF +	5.00%	(j)	8.67%	07/2032	7	7	—	7
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	$—	$—	—%	$(1)
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
										8,521	8,468	1.5	8,358
Diversified Consumer Services
ABC Legal Holdings, LLC^	One stop	SF +	4.25%	(j)	7.92%				08/2032	665	662	0.1	651
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(3)
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(4)
Action Termite Control, LLC	Senior secured				N/A(6)				12/2032	—	—	—	—
Action Termite Control, LLC^	Senior secured	SF +	4.25%	(j)	7.95%				12/2032	171	170	—	171
Action Termite Control, LLC(5)	Senior secured				N/A(6)				12/2032	—	(3)	—	—
Any Hour, LLC(25)	One stop	SF +	5.75%	(j)	6.20%	cash/	3.25%	PIK	05/2030	78	77	—	73
Any Hour, LLC(25)	One stop	N/A			13.00%	PIK			05/2031	1,062	1,050	0.2	807
Any Hour, LLC(25)	One stop	SF +	5.75%	(j)	6.20%	cash/	3.25%	PIK	05/2030	383	378	0.1	357
Any Hour, LLC^(25)	One stop	SF +	5.75%	(j)	6.20%	cash/	3.25%	PIK	05/2030	2,743	2,715	0.5	2,578
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.68%				10/2030	50	49	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.67%				10/2030	2,029	1,991	0.4	2,012
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.69%				10/2029	305	286	0.1	300
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.67%				10/2030	8,523	8,359	1.6	8,455
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.67%				10/2030	50	49	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.67%				10/2030	50	50	—	49
Aptive Environmental, LLC^	One stop	SF +	4.75%	(i)	8.42%				10/2032	884	875	0.2	884
Aptive Environmental, LLC(5)	One stop				N/A(6)				10/2032	—	(1)	—	—
Aptive Environmental, LLC	One stop				N/A(6)				10/2032	—	—	—	—
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(j)	8.44%				05/2030	66	62	—	59
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(j)	8.45%				05/2030	136	135	—	135
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(j)	8.42%				05/2030	10	10	—	10
CHVAC Services Investment, LLC^	One stop	SF +	4.75%	(j)	8.45%				05/2030	523	517	0.1	518
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	3,894	3,867	0.7	3,860
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	2,948	2,928	0.5	2,922
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	8.92%				07/2027	2,594	2,576	0.5	2,571
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	140	140	—	139
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	95	95	—	94
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	92	91	—	92
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.92%				07/2027	85	84	—	84
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	61	61	—	61
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	43	43	—	42
COP Hometown Acquisitions, Inc.	Senior secured	P +	4.25%	(a)	11.00%				07/2027	24	24	—	24
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	8.90%				07/2027	50	49	—	49
EMS LINQ, LLC	One stop	SF +	6.25%	(k)	9.98%				12/2027	523	522	0.1	513
EMS LINQ, LLC	One stop	SF +	6.25%	(j)(k)	9.98%				12/2027	27	27	—	26
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.50%	(j)	9.35%				07/2029	354	351	0.1	354
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(j)	9.35%				07/2029	7	7	—	7
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(j)	9.35%				07/2029	103	102	—	103
FPG Intermediate Holdco, LLC(25)	One stop	SF +	5.00%	(k)	8.70%	PIK			06/2029	44	44	—	44
FPG Intermediate Holdco, LLC(25)	One stop	SF +	5.00%	(j)(k)	8.69%	PIK			06/2029	76	76	—	76
FPG Intermediate Holdco, LLC(25)	One stop	SF +	5.00%	(j)(k)	8.67%	PIK			06/2029	112	112	—	112
FPG Intermediate Holdco, LLC(25)	Senior secured	SF +	5.00%	(j)(k)	8.70%	PIK			06/2029	381	363	0.1	324
FPG Intermediate Holdco, LLC(7)(25)	One stop	SF +	5.00%	(j)(k)	8.70%	PIK			06/2029	152	125	—	122
FSS Buyer LLC	One stop	SF +	4.50%	(i)	8.17%				08/2031	272	269	—	261
FSS Buyer LLC(5)	One stop				N/A(6)				08/2030	—	—	—	(2)
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	425	421	0.1	425
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(i)	9.71%				06/2028	22	22	—	22
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(j)	8.92%				06/2029	206	205	—	206
Kodiak Buyer, LLC^	One stop	SF +	4.25%	(j)	7.95%				07/2032	491	489	0.1	489
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kodiak Buyer, LLC(5)	One stop				N/A(6)				07/2032	$—	$(1)	—%	$(1)
Kodiak Buyer, LLC(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
Litera Bidco, LLC	One stop				N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(i)	8.67%				05/2028	168	168	—	166
Litera Bidco, LLC(5)	One stop				N/A(6)				05/2028	—	—	—	(1)
Litera Bidco, LLC^	One stop	SF +	5.00%	(i)	8.67%				05/2028	422	421	0.1	416
Mario Purchaser, LLC^	One stop	SF +	5.75%	(j)	9.55%				04/2029	409	405	0.1	395
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.55%				04/2029	530	524	0.1	512
Mario Purchaser, LLC(25)	One stop	N/A			14.55%	PIK			04/2032	318	316	0.1	305
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.56%				04/2028	44	44	—	43
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.55%				04/2029	69	68	—	67
NSG Buyer, Inc. ^	One stop	SF +	5.00%	(j)	8.70%				11/2029	9,216	9,089	1.7	9,143
NSG Buyer, Inc.	One stop	SF +	5.00%	(j)	8.70%				11/2028	78	66	—	74
NSG Buyer, Inc.	One stop				N/A(6)				11/2029	—	—	—	—
RW AM Holdco LLC^(7)	One stop	SF +	5.25%	(j)	9.05%				04/2028	887	888	0.1	390
RW AM Holdco LLC(5)(7)	One stop	SF +	5.25%	(j)	9.02%				04/2028	18	18	—	(16)
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	—	—	(1)
Salisbury House, LLC^	One stop	SF +	4.75%	(k)	8.48%				08/2032	747	744	0.2	740
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
SCP CDH Buyer, Inc.^	One stop	SF +	4.50%	(j)	8.20%				12/2032	708	705	0.1	705
SCP CDH Buyer, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
SCP CDH Buyer, Inc.(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
Severin Acquisition, LLC^(25)	One stop	SF +	4.75%	(i)	6.17%	cash/	2.25%	PIK	10/2031	3,189	3,165	0.6	3,093
Severin Acquisition, LLC	One stop	SF +	4.50%	(i)	8.18%				10/2031	105	102	—	93
Severin Acquisition, LLC(25)	One stop	SF +	4.75%	(i)	6.17%	cash/	2.25%	PIK	10/2031	158	156	—	139
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(i)	8.17%				02/2031	670	666	0.1	670
Stellar Brands, LLC	Senior secured				N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC	One stop				N/A(6)				12/2030	—	—	—	—
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(k)	8.85%				12/2030	8,944	8,882	1.7	8,902
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(7)	—	(4)
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2030	—	(4)	—	(3)
										57,629	56,934	10.4	55,994
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(4)	—	(3)
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(i)	8.42%				06/2031	1,738	1,720	0.3	1,756
Baker Tilly Advisory Group, LP^	One stop	SF +	4.50%	(i)	8.17%				06/2031	543	540	0.1	537
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2031	—	—	—	(1)
Banker's Toolbox, Inc.^	One stop	SF +	4.50%	(j)	8.20%				07/2029	1,912	1,899	0.4	1,893
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2029	—	—	—	(1)
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2029	—	(1)	—	(2)
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(25)	Subordinated debt	E +	7.50%	(d)	9.65%	PIK			07/2032	124	116	—	119
Ceres Groupe SAS & Ceres PikCo^(8)(9)(20)	One stop	E +	4.75%	(c)	6.78%				07/2031	501	465	0.1	493
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	4.75%	(d)	6.85%				07/2031	71	67	—	70
Ceres Groupe SAS & Ceres PikCo(5)(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	(1)
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%	(c)	7.37%				07/2031	750	751	0.1	739
Corsair Blade IV S.A R.L.(8)(9)(14)(25)	One stop	SN +	5.75%	(g)	9.23%	cash/	0.25%	PIK	12/2030	29	23	—	14
Corsair Blade IV S.A R.L.(8)(14)(25)	One stop	SF +	5.75%	(j)	9.17%	cash/	0.25%	PIK	12/2030	92	92	—	90
Deerfield Dakota Holding, LLC	One stop	SF +	5.25%	(i)	8.93%				09/2032	17	16	—	16
Deerfield Dakota Holding, LLC^(25)	One stop	SF +	5.75%	(j)	6.70%	cash/	2.75%	PIK	09/2032	926	917	0.2	916
Equity Methods, LLC^	One stop	SF +	4.50%	(j)	8.20%				04/2032	1,847	1,839	0.3	1,819
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	(5)
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(2)	—	(6)
Flash Topco, Inc.^	One stop	SF +	6.00%	(k)	9.70%				10/2028	317	316	0.1	310
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Flash Topco, Inc.	One stop	SF +	6.00%	(k)	9.95%				10/2028	$915	$912	0.2%	$897
Flash Topco, Inc.	One stop	SF +	6.50%	(j)(k)	10.20%				10/2028	88	88	—	88
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(i)	8.17%				06/2031	2,051	2,043	0.4	2,042
Higginbotham Insurance Agency, Inc.	One stop				N/A(6)				06/2031	—	—	—	—
Higginbotham Insurance Agency, Inc.(5)	Senior secured				N/A(6)				06/2031	—	—	—	(1)
Medlar Bidco Limited(8)(9)(21)	One stop	SN +	4.50%	(g)	8.23%				05/2032	2,004	2,002	0.4	1,991
Medlar Bidco Limited(8)(9)(21)	One stop	E +	4.50%	(c)	6.52%				05/2032	2,496	2,427	0.5	2,480
Medlar Bidco Limited(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(4)	—	(4)
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.91%				10/2028	26	26	—	26
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.91%				10/2028	116	115	—	115
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.91%				10/2028	252	251	—	251
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.91%				10/2028	349	349	—	348
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)(k)	7.90%				10/2028	504	503	0.1	501
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	(1)	—	(2)
										17,668	17,464	3.2	17,485
Electric Utilities
Smart Energy Systems, Inc.(25)	One stop	SF +	7.50%	(j)	7.41%	cash/	3.75%	PIK	01/2030	68	68	—	68
Smart Energy Systems, Inc.^(25)	One stop	SF +	7.50%	(j)	7.41%	cash/	3.75%	PIK	01/2030	618	607	0.1	618
										686	675	0.1	686
Electrical Equipment
Wildcat TopCo, Inc.^	One stop	SF +	4.50%	(j)	8.20%				11/2031	1,851	1,836	0.3	1,835
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(3)	—	(3)
Wildcat TopCo, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	(3)
										1,851	1,831	0.3	1,829
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(i)	8.77%				11/2028	2,186	2,131	0.4	2,155
CST Holding Company	One stop	SF +	5.00%	(j)	8.86%				11/2028	15	14	—	14
										2,201	2,145	0.4	2,169
Food & Staples Retailing
GMF Parent, Inc.	One stop	SF +	4.50%	(j)	8.19%				12/2032	3	2	—	3
GMF Parent, Inc.^	One stop	SF +	4.50%	(j)	8.19%				12/2032	473	471	0.1	473
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	(1)	—	—
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	(1)	—	—
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(j)	4.85%	cash/	5.25%	PIK	12/2028	437	436	0.1	315
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(j)	4.85%	cash/	5.25%	PIK	12/2028	83	83	—	57
Wineshipping.com LLC(25)	One stop	SF +	6.25%	(j)	4.85%	cash/	5.25%	PIK	12/2028	12	12	—	8
Wineshipping.com LLC(5)	One stop				N/A(6)				12/2028	—	—	—	(10)
										1,008	1,002	0.2	846
Food Products
Blast Bidco Inc.^	One stop	SF +	6.00%	(j)	9.70%				10/2030	6,955	6,886	1.3	6,955
Blast Bidco Inc.(5)	One stop				N/A(6)				10/2029	—	(7)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	4.75%	(k)	8.54%				08/2030	1,057	1,049	0.2	1,057
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	—
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(j)	10.10%				07/2027	542	540	0.1	542
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(j)	10.10%				07/2027	105	105	—	105
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	SN +	4.25%	(g)	7.98%				09/2032	692	697	0.1	688
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	A +	4.25%	(e)	8.55%				09/2032	162	152	—	161
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	E +	4.25%	(c)	6.38%				09/2032	150	150	—	148
Wizard Bidco Limited^(8)(10)	One stop	SF +	6.00%	(h)	9.63%				03/2029	650	643	0.1	637
Wizard Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.25%	(g)	8.48%	cash/	1.50%	PIK	03/2029	415	411	0.1	397
Wizard Bidco Limited^(8)(9)(10)	One stop	SN +	6.00%	(g)	9.73%				03/2029	235	217	0.1	230
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	4.75%	(g)	8.48%				09/2028	63	58	—	60
Zullas, L.C.	One stop				N/A(6)				06/2031	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zullas, L.C.^	One stop	SF +	4.75%	(j)	8.42%				06/2031	$349	$348	0.1%	$349
Zullas, L.C.	One stop	SF +	4.75%	(j)	8.42%				06/2031	57	56	—	57
										11,432	11,304	2.1	11,386
Healthcare Equipment & Supplies
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(i)(j)	8.44%				09/2032	44	43	—	43
Bayou Intermediate II, LLC^	One stop	SF +	4.75%	(j)	8.45%				09/2032	705	702	0.1	698
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(i)(j)	8.44%				09/2032	106	106	—	105
Belmont Instrument, LLC^	One stop	SF +	5.25%	(j)	8.95%				08/2028	1,842	1,814	0.4	1,833
Belmont Instrument, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Blades Buyer, Inc.	Senior secured				N/A(6)				03/2028	—	—	—	—
Blades Buyer, Inc.	Senior secured	SF +	4.75%	(i)	8.42%				03/2028	429	427	0.1	424
CCSL Holdings, LLC	One stop	SF +	5.75%	(i)	9.42%				12/2028	101	101	—	101
Centegix Intermediate II, LLC^(25)	One stop	SF +	5.76%	(j)	6.28%	cash/	3.13%	PIK	08/2032	778	774	0.1	774
Centegix Intermediate II, LLC	One stop	SF +	5.25%	(j)	8.94%				08/2032	23	23	—	23
Centegix Intermediate II, LLC	One stop	SF +	2.63%	(j)	6.33%				08/2032	113	113	—	113
CMI Parent Inc.	One stop				N/A(6)				01/2033	—	—	—	—
CMI Parent Inc.	One stop	SF +	4.50%	(j)	8.20%				01/2033	699	698	0.1	696
CMI Parent Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(1)
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(j)	9.17%				06/2031	3,627	3,600	0.7	3,610
HuFriedy Group Acquisition, LLC(5)	One stop				N/A(6)				05/2030	—	(3)	—	(2)
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)(k)	9.20%				06/2031	794	783	0.2	790
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)(k)	9.18%				06/2031	109	108	—	108
Isto Group, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Isto Group, Inc.^	One stop	SF +	4.75%	(j)	8.45%				09/2032	469	467	0.1	467
Isto Group, Inc.(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
RTI Surgical, Inc.(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
RTI Surgical, Inc.^	One stop	SF +	4.75%	(j)	8.42%				09/2032	831	827	0.2	827
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(i)	8.17%				12/2029	740	738	0.2	735
TIDI Legacy Products, Inc.(5)	One stop				N/A(6)				12/2029	—	—	—	(2)
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(i)	8.17%				12/2029	198	196	—	197
YI, LLC^	One stop	SF +	5.75%	(i)	9.43%				12/2029	2,886	2,850	0.5	2,845
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(7)	—	(8)
ZimVie, Inc.	One stop	SF +	4.75%	(j)	8.45%				10/2032	40	39	—	39
ZimVie, Inc.^	One stop	SF +	4.75%	(j)	8.45%				10/2032	748	745	0.1	745
ZimVie, Inc.(5)	One stop				N/A(6)				10/2032	—	(1)	—	(1)
										15,282	15,139	2.8	15,157
Healthcare Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.25%	(i)	9.02%				12/2027	927	924	0.2	927
AAH TOPCO, LLC	One stop	SF +	5.25%	(i)	9.02%				12/2027	329	328	0.1	329
AAH TOPCO, LLC (25)	Subordinated debt	N/A			11.50%	PIK			12/2031	257	255	—	252
AAH TOPCO, LLC	One stop				N/A(6)				12/2027	—	—	—	—
AAH TOPCO, LLC	One stop	SF +	5.25%	(i)	9.02%				12/2027	3,944	3,928	0.7	3,946
AAH TOPCO, LLC	One stop	SF +	5.00%	(i)	8.77%				12/2027	371	369	0.1	369
Active Day, Inc.^	One stop	SF +	5.00%	(i)	8.67%				05/2027	441	439	0.1	440
Active Day, Inc.(5)	One stop				N/A(6)				05/2027	—	(1)	—	(1)
Active Day, Inc.	One stop	SF +	5.00%	(i)	8.67%				05/2027	151	150	—	150
Bamboo US Bidco LLC^(9)	One stop	E +	5.00%	(c)	7.03%				09/2030	1,765	1,588	0.3	1,755
Bamboo US Bidco LLC	One stop	SF +	5.00%	(j)	8.67%				09/2030	120	120	—	120
Bamboo US Bidco LLC	One stop	SF +	5.00%	(i)(j)	8.67%				09/2030	121	121	—	120
Bamboo US Bidco LLC	One stop	SF +	5.00%	(j)	8.67%				09/2030	375	374	0.1	373
Bamboo US Bidco LLC(5)	One stop				N/A(6)				10/2029	—	(9)	—	(3)
Bamboo US Bidco LLC^	One stop	SF +	5.00%	(j)	8.67%				09/2030	2,454	2,414	0.5	2,441
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2030	459	457	0.1	456
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Benefit Plan Administrators of Eau Claire, LLC	One stop				N/A(6)		11/2030	$—	$—	—%	$—
Benefit Plan Administrators of Eau Claire, LLC(5)	One stop				N/A(6)		11/2030	—	(1)	—	(1)
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.42%		11/2030	2,596	2,583	0.5	2,582
BHG Holdings, LLC^	One stop	SF +	5.50%	(i)	9.17%		04/2032	3,880	3,851	0.7	3,849
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	—	(4)	—	(4)
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	—	(8)	—	(9)
Community Care Partners, LLC^	One stop	SF +	6.00%	(i)	9.78%		06/2026	128	128	—	128
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%		04/2031	1,521	1,423	0.3	1,490
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)		04/2031	—	(3)	—	(11)
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(10)	One stop	SF +	5.00%	(k)	8.73%		04/2031	2,484	2,448	0.5	2,434
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)		10/2030	—	(6)	—	(10)
ERC Topco Holdings, LLC(25)	One stop	SF +	6.50%	(j)	10.46%	PIK	03/2030	687	638	0.1	550
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(a)(j)	9.45%		03/2030	119	114	—	119
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(j)	9.46%		03/2030	6	6	—	6
FYI Optical Acquisitions, Inc. & FYI USA, Inc.^(8)(9)(11)	One stop	CA +	5.00%	(l)	7.30%		09/2029	461	454	0.1	458
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(11)	One stop	CA +	5.00%	(l)	7.30%		09/2029	170	167	—	168
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(k)	8.80%		06/2028	291	290	0.1	291
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(k)	8.80%		06/2028	46	46	—	46
Heartland Veterinary Partners LLC	Senior secured				N/A(6)		06/2028	—	—	—	—
HP TLE Buyer, Inc.^	One stop	SF +	4.75%	(j)	8.45%		07/2032	3,794	3,777	0.7	3,794
HP TLE Buyer, Inc.(5)	One stop				N/A(6)		07/2032	—	(4)	—	—
LOV Acquisition LLC^	Senior secured	SF +	4.25%	(i)	7.92%		11/2031	2,109	2,100	0.4	2,088
LOV Acquisition LLC(5)	Senior secured				N/A(6)		11/2031	—	(1)	—	(2)
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(j)	9.42%		08/2029	14,171	14,049	2.6	13,888
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	3,040	3,014	0.5	2,919
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	702	699	0.1	674
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	129	128	—	124
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	127	122	—	122
PPV Intermediate Holdings, LLC(25)	One stop	N/A			14.75%	PIK	08/2030	73	72	—	73
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(j)	9.41%		08/2029	141	137	—	134
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(j)	8.92%		08/2029	20	19	—	19
Premise Health Holding Corp.^	One stop	SF +	4.75%	(j)	8.45%		11/2032	6,413	6,329	1.2	6,351
Premise Health Holding Corp.(5)	One stop				N/A(6)		11/2031	—	(10)	—	(8)
Premise Health Holding Corp.^	One stop	SF +	4.75%	(j)	8.45%		11/2032	524	519	0.1	519
Premise Health Holding Corp.	One stop	SF +	4.75%	(j)	8.45%		11/2032	133	131	—	131
Signature MD, Inc.	One stop				N/A(6)		02/2032	—	—	—	—
Signature MD, Inc.(5)	One stop				N/A(6)		02/2032	—	(1)	—	(1)
Signature MD, Inc.	One stop	SF +	4.50%	(i)	8.17%		02/2032	484	481	0.1	481
Suveto Buyer, LLC	One stop	SF +	4.50%	(i)	8.17%		09/2027	409	408	0.1	408
Suveto Buyer, LLC^	One stop	SF +	4.50%	(i)	8.17%		09/2027	1,086	1,083	0.2	1,084
Suveto Buyer, LLC	One stop	P +	3.50%	(a)	10.25%		09/2027	14	13	—	13
								57,472	56,648	10.5	56,571
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.50%	(j)	9.20%				05/2030	$14	$14	—%	$14
Amberfield Acquisition Co.	One stop	SF +	5.50%	(j)	9.20%				05/2030	19	18	—	19
Amberfield Acquisition Co.^	One stop	SF +	5.50%	(j)	9.20%				05/2030	587	582	0.1	585
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(j)	8.55%				10/2029	1,040	1,029	0.2	1,024
Crow River Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%				01/2029	367	363	0.1	358
Crow River Buyer, Inc.(5)	One stop				N/A(6)				01/2029	—	—	—	(1)
Crow River Buyer, Inc.^	One stop	SF +	5.00%	(i)	8.67%				01/2029	821	815	0.1	801
GHX Ultimate Parent Corporation^(25)	One stop	SF +	5.00%	(j)	6.20%	cash/	2.50%	PIK	02/2033	10,183	10,075	1.9	10,082
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				02/2033	—	(11)	—	(12)
GHX Ultimate Parent Corporation(25)	One stop	SF +	5.00%	(j)	6.20%	cash/	2.50%	PIK	02/2033	546	545	0.1	541
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
Healthmark Holdings, L.P.^	One stop	SF +	4.50%	(j)	8.17%				07/2032	784	780	0.1	777
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(1)	—	(1)
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(1)	—	(7)
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				07/2031	301	299	0.1	296
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				07/2031	88	88	—	87
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(1)	—	(1)
Kona Buyer, LLC^	One stop	SF +	4.50%	(j)	8.17%				07/2031	405	402	0.1	399
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				07/2031	24	24	—	23
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				07/2031	7	7	—	7
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	6.25%	(g)	9.98%				02/2031	2,034	1,920	0.4	2,034
Lacker Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(5)	—	—
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	6.25%	(g)	9.98%				02/2031	2,712	2,700	0.5	2,712
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				02/2031	47	48	—	23
Modernizing Medicine, Inc.^(25)	One stop	SF +	4.75%	(j)	6.20%	cash/	2.25%	PIK	04/2032	6,550	6,494	1.2	6,484
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(5)	—	(6)
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(j)	8.20%				09/2030	2,569	2,534	0.5	2,530
Neptune Holdings, Inc.(5)	One stop				N/A(6)				08/2029	—	—	—	(1)
Netsmart Technologies, Inc.^(25)	One stop	SF +	5.20%	(i)	6.17%	cash/	2.70%	PIK	08/2031	7,124	7,074	1.3	6,946
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(6)	—	(21)
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	(23)
Netsmart Technologies, Inc.^(25)	One stop	SF +	5.20%	(i)	6.17%	cash/	2.70%	PIK	08/2031	171	170	—	166
Plasma Buyer LLC^(7)(25)	One stop	SF +	5.75%	(j)	9.45%	PIK			05/2029	322	296	—	193
Plasma Buyer LLC(7)(25)	One stop	SF +	6.25%	(j)	9.45%	cash/	0.50%	PIK	05/2028	37	34	—	22
Plasma Buyer LLC(7)(25)	One stop	SF +	6.25%	(j)	9.45%	cash/	0.50%	PIK	05/2029	12	11	—	7
Plasma Buyer LLC(25)	One stop	SF +	6.25%	(j)	9.46%	cash/	0.50%	PIK	03/2027	7	7	—	7
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(2)
QF Holdings, Inc.^	One stop	SF +	4.50%	(j)	8.20%				12/2032	743	742	0.1	728
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(3)
Signant Finance One Limited(5)(8)(10)	One stop				N/A(6)				10/2031	—	(1)	—	(1)
Signant Finance One Limited^(8)(10)(25)	One stop	SF +	4.75%	(j)	8.45%				10/2031	754	747	0.1	747
Signant Finance One Limited(5)(8)(10)	One stop				N/A(6)				10/2031	—	(1)	—	(2)
										38,268	37,783	6.9	37,530
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(j)(k)	9.85%				08/2028	809	806	0.1	809
Barteca Restaurants, LLC	One stop	SF +	6.00%	(k)	9.95%				08/2028	41	41	—	41
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)(k)	9.87%				08/2028	92	91	—	92
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	9.85%				08/2028	76	72	—	76
CB Sports Holdings Bidco, LLC	One stop	SF +	4.50%	(j)	8.18%				12/2032	35	35	—	35
CB Sports Holdings Bidco, LLC^	One stop	SF +	4.50%	(j)	8.19%				12/2032	295	294	0.1	295
CB Sports Holdings Bidco, LLC(5)	One stop				N/A(6)				12/2032	—	(1)	—	—
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(j)	7.95%				10/2031	8	8	—	8
CR Fitness Holdings, LLC^	Senior secured	SF +	4.25%	(j)	7.95%				10/2032	750	748	0.1	746
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CR Fitness Holdings, LLC(5)	Senior secured				N/A(6)				10/2032	$—	$—	—%	$(1)
Crumbl Enterprises, LLC(5)	One stop				N/A(6)				05/2032	—	(2)	—	(2)
Crumbl Enterprises, LLC^	One stop	SF +	4.50%	(j)	8.20%				05/2032	4,341	4,322	0.8	4,319
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	169	168	—	168
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	107	106	—	107
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	2,070	2,047	0.4	2,059
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	313	309	0.1	311
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	70	70	—	70
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(2)	—	(1)
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	144	142	—	143
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	54	53	—	53
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	354	351	0.1	352
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.58%	cash/	3.38%	PIK	10/2029	269	268	—	268
Harri US LLC(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	54	53	—	50
Harri US LLC(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	36	36	—	34
Harri US LLC(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	35	35	—	33
Harri US LLC(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
Harri US LLC^(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	329	312	0.1	308
Harri US LLC(25)	One stop	N/A			14.00%	PIK			08/2028	924	913	0.2	924
Excel Fitness Consolidator, LLC	Senior secured	SF +	4.75%	(i)	8.42%				04/2030	16	16	—	16
Excel Fitness Consolidator, LLC(5)	Senior secured				N/A(6)				04/2030	—	(1)	—	(1)
Excel Fitness Consolidator, LLC^	Senior secured	SF +	4.75%	(j)	8.45%				04/2030	294	292	0.1	293
Olo Parent, Inc.^	One stop	SF +	4.50%	(j)	8.17%				09/2032	1,039	1,037	0.2	1,013
Olo Parent, Inc.(5)	One stop				N/A(6)				09/2032	—	—	—	(2)
Patriot Acquireco, LLC	One stop	SF +	4.50%	(j)	8.22%				09/2032	18	18	—	18
Patriot Acquireco, LLC^	One stop	SF +	4.50%	(j)	8.22%				09/2032	905	900	0.2	900
PB Group Holdings, LLC^(25)	One stop	SF +	5.50%	(i)	6.42%	cash/	2.75%	PIK	08/2030	3,357	3,345	0.6	3,340
PB Group Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%				08/2030	253	252	—	251
QSR Acquisition Co.^	One stop	SF +	4.25%	(i)	7.92%				06/2032	5,312	5,295	1.0	5,153
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(2)	—	(14)
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(4)	—	(36)
Rooster BidCo Limited(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				03/2032	22	22	—	22
Rooster BidCo Limited(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(2)	—	—
Rooster BidCo Limited^(8)(9)(10)	One stop	SN +	4.50%	(g)	8.23%				03/2032	456	443	0.1	456
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(j)	8.20%				07/2032	318	317	0.1	318
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.20%				07/2032	174	173	—	174
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.20%				07/2032	80	79	—	80
SDC Holdco, LLC(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
SDC Holdco, LLC^	One stop	SF +	4.38%	(i)	8.05%				07/2032	892	888	0.2	887
SSRG Holdings, LLC(5)	One stop				N/A(6)				11/2029	—	(1)	—	—
SSRG Holdings, LLC^	One stop	SF +	4.75%	(j)	8.45%				11/2029	539	537	0.1	539
YE Brands Holding, LLC^	One stop	SF +	4.75%	(j)	8.45%				10/2027	2,903	2,890	0.5	2,888
YE Brands Holding, LLC	One stop				N/A(6)				10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	4.75%	(j)	8.45%				10/2027	417	415	0.1	415
										28,370	28,184	5.2	28,005
Household Durables
TLB Holdings I, LLC	One stop	SF +	4.75%	(i)	8.42%				10/2031	9	8	—	9
TLB Holdings I, LLC^	One stop	SF +	4.75%	(j)	8.42%				10/2031	492	490	0.1	492
TLB Holdings I, LLC(5)	One stop				N/A(6)				10/2031	—	(1)	—	—
										501	497	0.1	501
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc.^	One stop	SF +	4.75%	(j)	8.45%				04/2032	$889	$885	0.2%	$885
WU Holdco, Inc.	One stop	SF +	4.75%	(j)	8.45%				04/2032	14	14	—	14
WU Holdco, Inc.(5)	One stop				N/A(6)				04/2032	—	—	—	(1)
										903	899	0.2	898
Industrial Conglomerates
Anova Buyer, Inc.	One stop	SF +	4.75%	(k)	8.49%				01/2033	468	465	0.1	465
Anova Buyer, Inc.	One stop	SF +	4.75%	(j)	8.45%				01/2033	5	4	—	3
Anova Buyer, Inc.	One stop				N/A(6)				01/2033	—	—	—	—
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.45%				07/2029	214	213	0.1	213
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.45%				07/2029	352	348	0.1	346
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.45%				07/2029	54	54	—	54
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.45%				07/2029	28	28	—	28
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.45%				07/2029	33	33	—	33
Dwyer Instruments, Inc.(5)(9)	One stop				N/A(6)				07/2029	—	(2)	—	—
Dwyer Instruments, Inc.^(9)	One stop	E +	5.00%	(c)	7.12%				07/2029	4,794	4,343	0.9	4,791
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.45%				07/2029	1,674	1,661	0.3	1,662
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.45%				07/2029	386	384	0.1	384
Essential Services Holdings Corporation^(25)	One stop	SF +	5.50%	(j)	6.42%	cash/	2.75%	PIK	06/2031	3,421	3,396	0.6	3,394
Essential Services Holdings Corporation	One stop	SF +	5.00%	(a)(j)	8.66%				06/2030	168	165	—	164
Essential Services Holdings Corporation(5)	One stop				N/A(6)				06/2031	—	(2)	—	(5)
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(i)	8.92%				08/2029	644	637	0.1	635
Excelitas Technologies Corp.^(9)	One stop	E +	5.25%	(b)	7.14%				08/2029	126	111	—	124
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2029	—	(3)	—	(9)
										12,367	11,835	2.3	12,281
Insurance
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	9.05%				07/2027	177	176	—	177
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	9.05%				07/2027	53	53	—	53
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(j)	9.05%				07/2027	49	49	—	49
AMBA Buyer, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	9.05%				07/2027	19	19	—	19
Bellwether Buyer, LLC	One stop	SF +	4.50%	(i)	8.18%				04/2032	25	25	—	25
Bellwether Buyer, LLC^	One stop	SF +	4.50%	(i)	8.17%				04/2032	463	461	0.1	461
Bellwether Buyer, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	(1)
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	851	843	0.2	846
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	572	572	0.1	569
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	147	146	—	146
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	704	696	0.1	700
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(i)	8.17%				07/2029	5,335	5,294	1.0	5,335
Captive Resources Midco, LLC(5)	One stop				N/A(6)				07/2028	—	(1)	—	—
Doxa Insurance Holdings LLC^	One stop	SF +	4.50%	(j)	8.20%				12/2030	4,890	4,832	0.9	4,855
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(j)	8.20%				12/2029	303	297	0.1	297
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(j)	8.20%				12/2030	4,651	4,620	0.9	4,617
Doxa Insurance Holdings LLC	One stop	SF +	4.50%	(j)	8.19%				12/2030	84	84	—	83
Gimlet Bidco GMBH^(8)(9)(19)	One stop	E +	5.75%	(c)	7.78%				04/2031	3,769	3,425	0.7	3,735
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.75%	(c)	7.78%				04/2031	1,535	1,463	0.3	1,521
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.00%	(c)	7.01%				04/2031	59	58	—	54
Huskies Parent, Inc.^	One stop	SF +	6.00%	(i)	9.77%				11/2029	385	382	0.1	373
Illumifin Corporation	One stop	SF +	6.00%	(j)	9.93%				09/2027	184	183	—	177
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(j)	8.67%				08/2028	4,289	4,265	0.8	4,284
Integrity Marketing Acquisition, LLC	One stop				N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
Koala Investment Holdings, Inc.^	One stop	SF +	4.25%	(j)	7.95%				08/2032	782	779	0.1	775
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	—	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)				08/2032	$—	$(1)	—%	$(1)
Majesco(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Majesco	One stop	SF +	4.50%	(j)	8.20%				01/2033	923	921	0.2	910
MRH Trowe Germany GMBH(5)(8)(9)(19)	One stop				N/A(6)				11/2031	—	—	—	(1)
MRH Trowe Germany GMBH^(8)(9)(19)	One stop	E +	5.00%	(d)	7.16%				05/2032	565	545	0.1	558
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	5.00%	(d)	7.15%				05/2032	105	106	—	102
Oakbridge Insurance Agency LLC	One stop	SF +	5.00%	(i)	8.67%				11/2029	638	633	0.1	636
Oakbridge Insurance Agency LLC^	One stop	SF +	4.75%	(i)	8.42%				11/2029	3,109	3,083	0.6	3,080
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(i)	8.42%				11/2029	114	110	—	109
Oakbridge Insurance Agency LLC	One stop	SF +	4.75%	(i)	8.42%				11/2029	1,502	1,489	0.3	1,487
Oakbridge Insurance Agency LLC(5)	One stop				N/A(6)				11/2029	—	(3)	—	(6)
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	5.00%	(j)(k)	8.61%				06/2030	8,080	8,003	1.5	8,000
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(j)	8.70%				10/2028	9,966	9,894	1.8	9,915
Patriot Growth Insurance Services, LLC^	One stop	SF +	5.00%	(j)	8.85%				10/2028	654	639	0.1	653
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(j)	8.85%				10/2028	135	135	—	135
Patriot Growth Insurance Services, LLC(5)	One stop				N/A(6)				10/2028	—	(1)	—	—
Wasabi Lower Holdco, LLC(5)	Senior secured				N/A(6)				06/2032	—	(1)	—	(1)
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(i)	8.17%				06/2032	240	237	—	234
World Insurance Associates, LLC	One stop				N/A(6)				04/2030	—	—	—	—
World Insurance Associates, LLC	One stop	SF +	5.00%	(j)	8.70%				04/2030	457	456	0.1	454
										55,814	54,964	10.2	55,411
IT Services
CivicPlus, LLC(25)	One stop	SF +	11.75%	(j)	15.45%	PIK			06/2034	136	135	—	132
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	(4)
CivicPlus, LLC^(25)	One stop	SF +	6.00%	(j)	6.92%	cash/	2.75%	PIK	08/2030	1,207	1,198	0.2	1,182
CivicPlus, LLC(25)	One stop	SF +	6.00%	(j)	6.92%	cash/	2.75%	PIK	08/2030	205	203	—	198
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(3)	—	(12)
ContractPod Technologies, Ltd.^(8)(10)(25)	One stop	SF +	6.50%	(j)	6.95%	cash/	3.25%	PIK	07/2030	302	301	0.1	296
ContractPod Technologies, Ltd.(8)(10)(25)	One stop	SF +	6.50%	(j)	6.93%	cash/	3.25%	PIK	07/2030	133	132	—	130
ContractPod Technologies, Ltd.(5)(8)(10)	One stop				N/A(6)				07/2030	—	(1)	—	(3)
Critical Start, Inc.^(25)	One stop	SF +	6.82%	(j)	6.24%	cash/	4.25%	PIK	05/2028	208	207	—	201
Critical Start, Inc.^(25)	One stop	SF +	6.75%	(j)	6.17%	cash/	4.25%	PIK	05/2028	113	112	—	110
Critical Start, Inc.	One stop	P +	5.25%	(a)(j)	11.47%				05/2028	16	16	—	15
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.37%	(d)	8.50%	PIK			07/2029	991	873	0.2	944
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.38%	(d)	8.51%	PIK			07/2029	92	84	—	88
Goldcup 31018 AB(5)(8)(9)(16)	One stop				N/A(6)				01/2029	—	—	—	(4)
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(i)	7.68%	cash/	4.00%	PIK	11/2029	51	51	—	50
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(i)	7.68%	cash/	4.00%	PIK	11/2029	58	55	—	56
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(i)	7.68%	cash/	4.00%	PIK	11/2029	20	17	—	19
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(i)	7.68%	cash/	4.00%	PIK	11/2029	8	7	—	6
Netwrix Corporation	One stop	SF +	4.50%	(j)	8.17%				06/2029	613	610	0.1	598
Netwrix Corporation^	One stop	SF +	4.50%	(j)	8.17%				06/2029	4,330	4,316	0.8	4,222
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	(3)
Netwrix Corporation	One stop	SF +	4.50%	(j)	8.17%				06/2029	266	253	0.1	203
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(2)
PDQ.com Corporation^	One stop	SF +	4.50%	(j)	8.20%				10/2032	506	505	0.1	483
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	(1)	—	(11)
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(4)	—	(7)
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(2)	—	(3)
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(j)	6.42%	cash/	3.25%	PIK	04/2031	8,410	8,364	1.6	8,326
ReliaQuest Holdings, LLC^(25)	One stop	SF +	6.00%	(j)	6.42%	cash/	3.25%	PIK	04/2031	51	51	—	51
WPEngine, Inc.^	One stop	SF +	5.75%	(j)	9.44%				08/2029	443	438	0.1	437
WPEngine, Inc.(5)	One stop				N/A(6)				08/2029	—	—	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.17%		07/2027	$429	$429	0.1%	$422
Zarya Holdco, Inc.	One stop	SF +	6.50%	(j)	10.16%		07/2027	6	6	—	5
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.17%		07/2027	170	169	—	168
								18,764	18,519	3.4	18,292
Leisure Products
Crunch Holdings, LLC^	One stop	SF +	4.50%	(i)	8.17%		09/2031	6,146	6,132	1.1	6,146
Crunch Holdings, LLC(5)	One stop				N/A(6)		09/2031	—	(2)	—	—
Movement Holdings, LLC^(8)(10)	One stop	SF +	5.50%	(k)	9.24%		03/2030	2,383	2,367	0.5	2,383
Movement Holdings, LLC(5)(8)(10)	One stop				N/A(6)		03/2030	—	(3)	—	—
								8,529	8,494	1.6	8,529
Life Sciences Tools & Services
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%		11/2029	6,199	6,099	1.1	6,194
Celerion Buyer, Inc.(5)	One stop				N/A(6)		11/2028	—	(1)	—	—
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.67%		11/2029	840	834	0.2	839
Celerion Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.70%		11/2029	998	993	0.2	997
Diamondback Acquisition, Inc.^	One stop	SF +	4.50%	(i)	8.17%		09/2032	744	743	0.2	722
Diamondback Acquisition, Inc.(5)	One stop				N/A(6)		09/2032	—	—	—	(5)
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(i)(j)	8.17%		09/2032	22	22	—	19
PAS Parent Inc.(5)	One stop				N/A(6)		08/2032	—	(2)	—	3
PAS Parent Inc.^	One stop	SF +	4.50%	(i)	8.17%		08/2032	3,187	3,144	0.6	3,196
PAS Parent Inc.(5)	One stop				N/A(6)		08/2031	—	(3)	—	—
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(j)	9.05%	PIK	03/2029	209	209	—	140
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(j)	8.45%	PIK	03/2029	106	106	—	104
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	9.22%		08/2027	55	55	—	55
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	9.22%		08/2027	47	47	—	46
Unchained Labs, LLC	Senior secured				N/A(6)		08/2027	—	—	—	—
								12,407	12,246	2.3	12,310
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(i)	8.17%		08/2031	930	923	0.2	888
AI Titan Parent, Inc.	One stop	SF +	4.50%	(i)	8.17%		08/2031	42	41	—	33
AI Titan Parent, Inc.(5)	One stop				N/A(6)		08/2031	—	(1)	—	(5)
Blackbird Purchaser, Inc.^	One stop	SF +	5.75%	(j)	9.45%		12/2030	9,087	9,032	1.7	9,019
Blackbird Purchaser, Inc.(5)	One stop				N/A(6)		12/2030	—	(5)	—	(5)
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(i)(j)	9.44%		12/2029	660	652	0.1	652
Thermogenics, Inc.(8)(9)(11)	One stop	CA +	4.25%	(m)	6.56%		06/2032	58	59	—	58
Thermogenics, Inc.(8)(11)	One stop	SF +	4.25%	(j)	7.95%		06/2032	84	84	—	84
Thermogenics, Inc.(8)(11)	One stop				N/A(6)		06/2032	—	—	—	—
Thermogenics, Inc.^(8)(11)	One stop	SF +	4.25%	(j)	7.95%		06/2032	144	143	—	143
Thermogenics, Inc.(5)(8)(11)	One stop				N/A(6)		06/2032	—	(1)	—	(1)
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(m)	6.56%		06/2032	111	112	—	110
Thermogenics, Inc.(8)(9)(11)	One stop	CA +	4.25%	(m)	6.56%		06/2032	11	11	—	11
								11,127	11,050	2.0	10,987
Marine
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(j)	8.95%		04/2029	4,300	4,281	0.8	4,171
Project Nike Purchaser, LLC^	One stop	SF +	5.25%	(j)	8.95%		04/2029	97	97	—	94
Project Nike Purchaser, LLC(5)	One stop				N/A(6)		04/2029	—	(1)	—	(5)
								4,397	4,377	0.8	4,260
Media
Lotus Topco, Inc.	One stop				N/A(6)		06/2030	—	—	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	8.45%		06/2030	405	402	0.1	405
Lotus Topco, Inc.	One stop	SF +	4.75%	(j)	8.45%		06/2030	153	152	—	153
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	8.45%		06/2030	515	512	0.1	515
Shout! Factory, LLC^	One stop	SF +	5.25%	(j)	8.95%		06/2031	1,159	1,151	0.2	1,143
Shout! Factory, LLC	One stop	SF +	5.25%	(j)	8.92%		06/2031	52	51	—	50
								2,284	2,268	0.4	2,266
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.^	One stop	SF +	4.50%	(i)	8.17%				12/2032	$617	$615	0.1%	$611
Edition Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
Edition Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(1)
										617	615	0.1	609
Paper & Forest Products
Messenger, LLC^	One stop	SF +	5.00%	(j)	8.67%				12/2027	548	546	0.1	548
Messenger, LLC^	One stop	SF +	5.00%	(j)	8.67%				12/2027	166	165	—	165
Messenger, LLC	One stop	SF +	5.00%	(j)	8.67%				12/2027	83	83	—	83
Messenger, LLC	One stop				N/A(6)				12/2027	—	—	—	—
Messenger, LLC(5)(9)	One stop				N/A(6)				12/2027	—	(1)	—	—
Messenger, LLC^(9)	One stop	SN +	5.00%	(g)	8.73%				12/2027	986	927	0.2	986
Messenger, LLC^	One stop	SF +	5.00%	(j)	8.67%				12/2027	559	556	0.1	559
										2,342	2,276	0.4	2,341
Pharmaceuticals
ACP Ulysses Buyer, Inc.^	One stop	SF +	4.75%	(j)	8.45%				02/2030	226	218	0.1	224
Caerus Midco 3 S.A.R.L.^(8)(14)	One stop	SF +	5.00%	(j)	8.70%				05/2029	769	762	0.2	753
Caerus Midco 3 S.A.R.L.^(8)(14)	One stop	SF +	5.00%	(j)	8.70%				05/2029	137	136	—	134
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(j)	8.70%				05/2029	118	117	—	115
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(i)	8.67%				05/2029	78	77	—	76
Caerus Midco 3 S.A.R.L.(8)(14)	One stop	SF +	5.00%	(j)	8.70%				05/2029	20	20	—	20
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(j)	9.42%				10/2028	581	576	0.1	540
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(j)	9.42%				10/2028	195	193	—	181
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.75%	(j)	9.42%				10/2028	162	159	—	151
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(j)	9.42%				10/2027	105	104	—	99
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.75%	(j)	9.42%				10/2028	246	244	0.1	228
Creek Parent, Inc.^	One stop	SF +	5.00%	(i)	8.67%				12/2031	7,097	6,996	1.3	6,987
Creek Parent, Inc.(5)	One stop				N/A(6)				12/2031	—	(13)	—	(16)
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.48%	cash/	1.13%	PIK	08/2028	1,519	1,571	0.3	1,425
Spark Bidco Limited^(8)(9)(10)	Senior secured	SN +	6.00%	(g)	9.73%				08/2028	655	597	0.1	630
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(k)	9.59%				08/2028	475	471	0.1	457
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.48%	cash/	1.13%	PIK	08/2028	184	158	—	173
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	4.88%	(g)	7.48%	cash/	1.13%	PIK	08/2028	161	148	—	151
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	3.75%	(g)	7.48%				02/2028	99	101	—	95
										12,827	12,635	2.3	12,423
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(j)	9.95%				05/2029	540	536	0.1	532
ALKU Intermediate Holdings, LLC^	One stop	SF +	5.50%	(j)	9.20%				05/2029	60	59	—	58
bswift, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2028	454	448	0.1	443
bswift, LLC^	One stop	SF +	4.75%	(j)	8.40%				11/2028	2,589	2,579	0.5	2,524
bswift, LLC	One stop	SF +	4.75%	(j)	8.42%				11/2028	369	368	0.1	360
Denali Intermediate Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
Denali Intermediate Holdings, Inc.^	One stop	SF +	5.50%	(i)	9.18%				08/2032	907	899	0.2	898
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.66%				09/2028	321	319	0.1	320
DISA Holdings Corp.(25)	Subordinated debt	SF +	8.50%	(j)	10.17%	cash/	2.00%	PIK	03/2029	53	52	—	53
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.66%				09/2028	36	36	—	36
DISA Holdings Corp.	One stop	SF +	5.00%	(j)	8.66%				09/2028	45	45	—	45
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.66%				09/2028	80	79	—	80
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.66%				09/2028	486	482	0.1	485
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.66%				09/2028	357	354	0.1	356
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(5)	—	(4)
Eclipse Buyer, Inc.^	One stop	SF +	4.50%	(i)	8.18%				09/2031	1,264	1,255	0.2	1,233
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	(5)
Eliassen Group, LLC^	One stop	SF +	5.75%	(j)	9.45%				04/2028	73	72	—	70
Eliassen Group, LLC	One stop	SF +	5.75%	(j)	9.45%				04/2028	15	15	—	14
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IG Investments Holdings, LLC^	One stop	SF +	5.00%	(j)	8.67%				09/2028	$676	$669	0.1%	$671
IG Investments Holdings, LLC	One stop				N/A(6)				09/2028	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(25)	One stop	SF +	6.00%	(j)	6.17%	cash/	3.50%	PIK	11/2030	3,240	3,232	0.5	2,818
NBG Acquisition Corp. and NBG-P Acquisition Corp.(25)	One stop	SF +	6.00%	(j)	6.20%	cash/	3.50%	PIK	11/2030	173	172	—	142
NBG Acquisition Corp. and NBG-P Acquisition Corp.^(25)	One stop	SF +	6.00%	(j)	6.20%	cash/	3.50%	PIK	11/2030	238	237	—	207
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(j)	8.45%				12/2028	928	924	0.2	925
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(j)	8.45%				12/2028	130	130	—	130
Procure Acquireco, Inc.	One stop				N/A(6)				12/2028	—	—	—	—
Procure Acquireco, Inc.(5)	One stop				N/A(6)				12/2028	—	(2)	—	(2)
Procure Acquireco, Inc.	One stop	SF +	4.75%	(j)	8.45%				12/2028	137	137	—	137
Teaching Company, The	Senior secured	SF +	5.50%	(j)	9.14%				02/2031	257	253	—	253
Teaching Company, The(5)	Senior secured				N/A(6)				02/2031	—	(1)	—	(1)
Varicent Intermediate Holdings Corporation(8)(11)(25)	One stop	SF +	6.00%	(j)	6.45%	cash/	3.25%	PIK	08/2031	296	295	0.1	282
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	—	—	(3)
Varicent Intermediate Holdings Corporation^(8)(11)(25)	One stop	SF +	6.00%	(j)	6.45%	cash/	3.25%	PIK	08/2031	5,615	5,556	1.0	5,334
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(8)	—	(35)
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(4)	—	(33)
										19,339	19,181	3.4	18,322
Software
Anaplan, Inc.^	One stop	SF +	4.50%	(j)	8.17%				06/2029	8,660	8,620	1.6	8,400
Anaplan, Inc.(5)	One stop				N/A(6)				06/2028	—	—	—	(5)
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	676	616	0.1	663
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	353	313	0.1	346
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.70%				07/2030	2,002	1,971	0.4	1,952
Arrow Buyer, Inc.	One stop	SF +	5.00%	(j)	8.70%				07/2030	127	127	—	124
Arrow Buyer, Inc.	One stop	SF +	5.00%	(j)	8.70%				07/2030	131	131	—	128
Artifact Bidco, Inc.(5)	One stop				N/A(6)				05/2031	—	—	—	(1)
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.15%	(j)	7.85%				07/2031	453	449	0.1	451
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(j)	6.67%	cash/	3.25%	PIK	07/2027	450	449	0.1	443
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(j)	6.67%	cash/	3.25%	PIK	07/2027	94	94	—	93
Auvik Networks Inc.(5)(8)(11)	One stop				N/A(6)				07/2027	—	—	—	(1)
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.25%	(j)	6.67%	cash/	3.25%	PIK	07/2027	76	75	—	74
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(i)	9.67%				03/2031	839	830	0.2	823
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(i)	9.67%				03/2031	1,907	1,887	0.3	1,869
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(3)	—	(6)
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	(6)
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	(6)
Baxter Planning Systems, LLC^(25)	One stop	SF +	6.26%	(j)	6.55%	cash/	3.38%	PIK	05/2031	1,299	1,292	0.2	1,267
Bayshore Intermediate #2, L.P.	One stop	SF +	5.00%	(j)	8.69%				10/2027	468	467	0.1	440
Bayshore Intermediate #2, L.P.^(25)	One stop	SF +	5.50%	(j)	6.18%	cash/	3.00%	PIK	10/2028	5,016	4,989	0.9	4,891
BestPass, Inc.^	One stop	SF +	5.00%	(i)	8.67%				08/2031	6,169	6,145	1.1	6,045
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(2)	—	(12)
BestPass, Inc.	One stop	SF +	5.00%	(i)	8.67%				08/2031	819	816	0.1	803
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(6)	—	(16)
Bloomerang, LLC(5)(25)	One stop				N/A(6)				12/2029	—	(6)	—	(14)
Bloomerang, LLC(25)	One stop	SF +	5.50%	(j)	6.20%	cash/	3.00%	PIK	12/2029	50	50	—	50
Bloomerang, LLC(25)	One stop	SF +	5.50%	(j)	6.20%	cash/	3.00%	PIK	12/2029	5,191	5,160	0.9	5,114
Blue Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	849	858	0.2	836
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blue Bidco Limited(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	$30	$31	—%	$27
Blue Bidco Limited^(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	125	124	—	122
Blue Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(d)	7.17%				06/2032	490	478	0.1	477
Blue Bidco Limited(8)(10)	One stop	SF +	5.00%	(k)	8.68%				06/2032	256	256	—	251
Bottomline Technologies, Inc.(5)	One stop				N/A(6)				05/2028	—	(1)	—	(2)
Bottomline Technologies, Inc.^	One stop	SF +	4.50%	(j)	8.20%				05/2029	1,784	1,768	0.3	1,758
Burning Glass Intermediate Holdings Company, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Burning Glass Intermediate Holdings Company, Inc.^	One stop	SF +	4.50%	(j)	8.35%				06/2028	490	489	0.1	490
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(j)	9.67%				01/2029	507	499	0.1	494
Bynder BidCo, Inc.& Bynder BidCo B.V.^(8)(12)	One stop	SF +	6.00%	(j)	9.67%				01/2029	134	132	—	131
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(12)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(12)	One stop				N/A(6)				01/2029	—	(1)	—	(1)
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	677	643	0.1	657
Camelia Bidco Limited^(8)(9)(10)	One stop	A +	5.50%	(f)	10.28%				08/2030	44	40	—	42
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	133	126	—	124
Camelia Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(4)	—	(22)
Coupa Holdings, LLC^	One stop	SF +	5.25%	(j)	8.92%				02/2030	3,025	2,977	0.7	2,995
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop				N/A(6)				02/2030	—	(2)	—	(3)
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(j)	10.42%				11/2030	11,639	11,524	2.1	11,348
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(12)	—	(30)
Daxko Acquisition Corporation^	One stop	SF +	4.75%	(i)	8.42%				10/2028	1,507	1,501	0.3	1,492
Daxko Acquisition Corporation	One stop	SF +	4.75%	(i)	8.42%				10/2028	127	126	—	126
Daxko Acquisition Corporation(5)	One stop				N/A(6)				10/2028	—	(2)	—	(3)
Daxko Acquisition Corporation	One stop	SF +	4.75%	(i)	8.42%				10/2028	8	8	—	8
Daxko Acquisition Corporation	One stop	SF +	4.75%	(i)	8.42%				10/2028	267	265	—	261
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				09/2031	1,377	1,317	0.3	1,357
Denali Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	7.13%				09/2031	3,113	2,885	0.6	3,067
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	63	64	—	61
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	95	95	—	92
Denali Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(15)	—	(29)
Einstein Parent, Inc.^	One stop	SF +	5.25%	(j)	8.92%				01/2031	4,001	3,937	0.7	3,921
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(7)	—	(8)
Espresso Bidco, Inc.(25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	03/2032	432	426	0.1	420
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(3)	—	(5)
Espresso Bidco, Inc.^(25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	03/2032	1,746	1,725	0.3	1,703
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.45%				09/2030	5,394	5,287	1.0	5,313
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(11)	—	(9)
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.45%				09/2030	391	388	0.1	385
Flexera Software, LLC(5)	One stop				N/A(6)				08/2032	—	—	—	(1)
Flexera Software, LLC^	One stop	SF +	4.50%	(j)	8.15%				08/2032	700	700	0.1	686
Flexera Software, LLC^(9)	One stop	E +	4.50%	(b)	6.45%				08/2032	244	247	—	239
Flexera Software, LLC^	One stop	SF +	4.50%	(j)	8.15%				08/2032	380	379	0.1	372
Gainsight, Inc.	One stop	SF +	5.50%	(j)	9.32%				07/2027	600	598	0.1	591
Gainsight, Inc.(5)	One stop				N/A(6)				07/2027	—	—	—	(2)
GTIV, LLC^	One stop	SF +	4.75%	(j)	8.42%				02/2031	998	995	0.2	978
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.20%	cash/	4.13%	PIK	07/2029	1,940	1,924	0.4	1,891
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.20%	cash/	4.13%	PIK	07/2029	1,268	1,256	0.2	1,236
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.20%	cash/	4.13%	PIK	07/2029	232	231	—	226
GTY Technology Holdings, Inc.	One stop	P +	5.00%	(a)	11.75%				07/2029	130	127	—	122
GTY Technology Holdings, Inc.(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	719	708	0.1	701
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	$307	$305	0.1%	$299
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.17%	cash/	4.13%	PIK	07/2029	2,112	2,089	0.4	2,059
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(3)	—	(2)
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(j)	8.20%				09/2031	4,087	4,055	0.8	4,067
Hyland Software, Inc.^	One stop	SF +	5.00%	(j)	8.70%				09/2030	13,058	12,932	2.3	12,667
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	(3)
Icefall Parent, Inc.^	One stop	SF +	4.50%	(j)	8.20%				01/2030	7,558	7,451	1.3	7,293
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(10)	—	(27)
ICIMS, Inc.^	One stop	SF +	5.75%	(j)	9.42%				08/2028	14,550	14,459	2.5	13,531
ICIMS, Inc.	One stop	SF +	5.75%	(j)	9.42%				08/2028	40	38	—	20
IQN Holding Corp.	One stop	SF +	5.25%	(j)	8.95%				05/2028	40	40	—	39
IQN Holding Corp. ^(25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	05/2029	937	933	0.2	913
IQN Holding Corp. (25)	One stop	SF +	5.76%	(j)	6.33%	cash/	3.13%	PIK	05/2029	388	385	0.1	378
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	1,107	1,102	0.2	1,073
Island Bidco AB(8)(9)(16)(25)	One stop	E +	7.25%	(d)	2.12%	cash/	7.25%	PIK	07/2028	462	421	0.1	451
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(k)	7.10%	cash/	3.50%	PIK	07/2028	189	188	—	183
Island Bidco AB(8)(16)	One stop	SF +	6.50%	(k)	10.18%				07/2028	27	27	—	26
Island Bidco AB(8)(9)(16)	One stop	E +	6.50%	(d)	8.83%				07/2028	14	14	—	13
Jawbreaker Parent, Inc.	One stop	SF +	4.75%	(j)	8.45%				01/2033	429	427	0.1	423
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(3)
Kairos Bidco Limited(8)(10)	One stop	SF +	4.75%	(j)	8.45%				07/2032	8	8	—	5
Kairos Bidco Limited^(8)(10)	One stop	SF +	4.75%	(j)	8.45%				07/2032	483	481	0.1	466
Kairos Bidco Limited(5)(8)(10)	One stop				N/A(6)				07/2032	—	(1)	—	(6)
Kairos Bidco Limited(8)(10)	One stop	SF +	4.75%	(j)	8.45%				07/2032	73	72	—	70
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.16%				02/2028	2,025	2,001	0.4	2,005
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.16%				02/2028	358	353	0.1	354
LeadsOnline, LLC(5)	One stop				N/A(6)				02/2028	—	(1)	—	(1)
LeadsOnline, LLC^	One stop	SF +	4.50%	(j)	8.20%				02/2028	200	200	—	198
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(3)	—	(9)
LogicMonitor, Inc.^	One stop	SF +	5.50%	(j)	9.17%				11/2031	5,564	5,536	1.0	5,481
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	(4)
Matrix42 Holding GMBH(8)(9)(19)	One stop	E +	6.25%	(c)	8.27%				12/2029	1,005	1,003	0.2	969
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(15)	One stop	E +	5.00%	(c)	7.16%				11/2030	77	74	—	63
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.00%	(c)	7.01%				11/2031	1,591	1,437	0.3	1,519
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(15)	One stop	E +	5.00%	(c)	7.14%				11/2031	142	142	—	136
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(15)	One stop	SF +	5.00%	(j)	8.67%				11/2031	1,031	1,019	0.2	985
Ministry Brands Holdings LLC^	One stop	SF +	5.50%	(i)	9.27%				12/2028	1,157	1,153	0.2	1,140
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(i)	9.27%				12/2028	332	331	0.1	327
Ministry Brands Holdings LLC	One stop	P +	4.50%	(a)	11.25%				12/2027	10	9	—	8
MS Buyer, Inc.	One stop	SF +	5.25%	(j)	8.95%				07/2031	88	83	—	76
MS Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.95%				07/2031	6,035	5,991	1.1	5,915
MS Buyer, Inc.	One stop	SF +	5.25%	(j)	8.95%				07/2031	1,016	1,005	0.2	995
MYOB Invest Co Pty Ltd^(8)(9)(13)(25)	One stop	A +	5.25%	(e)	6.58%	cash/	2.75%	PIK	06/2030	5,502	5,138	1.0	5,337
Navex Global Holdings Corporation^	One stop	SF +	5.00%	(i)	8.68%				10/2032	10,901	10,726	2.0	10,628
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2031	—	(2)	—	(25)
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(1)
Naviga Inc.(7)	Senior secured	SF +	1.00%	(j)	4.80%				09/2026	7	5	—	2
Onit, Inc.^	One stop	SF +	4.75%	(j)	8.42%				01/2032	504	500	0.1	489
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(1)	—	(2)
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(1)	—	(7)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Onit, Inc.^	One stop	SF +	4.50%	(j)	8.17%				01/2032	$137	$137	—%	$132
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(12)	One stop	E +	5.25%	(b)(c)	7.38%				11/2029	484	490	0.1	470
Orsay Bidco 1 B.V. and Sky Group Holding B.V.(8)(9)(12)	One stop	E +	5.25%	(c)	7.38%				11/2029	757	694	0.1	738
Panzura, LLC(7)(25)	One stop	N/A			9.00%	cash/	8.00%	PIK	08/2027	69	65	—	57
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	3,612	3,350	0.6	3,468
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	248	228	—	238
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	1,120	1,029	0.2	1,075
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.27%				01/2031	129	114	—	112
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(j)	8.94%				01/2031	373	370	0.1	360
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(j)	8.94%				01/2031	248	243	—	239
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				01/2031	—	(5)	—	(36)
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(j)	10.20%				09/2028	239	238	—	230
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(j)	10.20%				09/2028	146	145	—	140
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(j)	10.20%				09/2028	48	48	—	46
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(j)	10.20%				09/2028	59	58	—	55
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(j)	10.20%				09/2028	400	399	0.1	384
QAD, Inc.^	One stop	SF +	4.75%	(i)	8.42%				11/2027	3,778	3,768	0.7	3,684
QAD, Inc.(5)	One stop				N/A(6)				11/2027	—	(1)	—	(12)
Quant Buyer, Inc.	One stop	SF +	5.25%	(j)	8.92%				06/2029	1,537	1,513	0.3	1,491
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	2,361	2,350	0.4	2,290
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	3,235	3,216	0.6	3,138
Quant Buyer, Inc.	One stop	SF +	5.25%	(j)	8.92%				06/2029	70	70	—	68
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	791	705	0.1	771
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	141	140	—	138
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	58	52	—	57
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	919	919	0.2	896
Rainforest Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(5)	—	(20)
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	640	640	0.1	624
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	3,631	3,516	0.7	3,540
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(k)	8.49%				12/2028	4,084	4,068	0.7	4,002
Riskonnect Parent, LLC	One stop	SF +	4.75%	(j)	8.45%				12/2028	10	9	—	4
Riskonnect Parent, LLC	One stop	SF +	4.75%	(k)	8.49%				12/2028	101	100	—	99
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(k)	8.49%				12/2028	3,297	3,276	0.6	3,231
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(k)	8.49%				12/2028	2,320	2,303	0.4	2,273
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.00%	(c)	7.03%				07/2029	1,015	943	0.2	994
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	4.75%	(c)	6.77%				07/2029	1,976	1,704	0.4	1,927
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.00%	(c)	7.03%				07/2029	162	146	—	158
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	4.75%	(c)	6.80%				07/2029	157	158	—	153
Spark Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				10/2032	—	—	—	(1)
Spark Bidco Limited(5)(8)(10)	One stop				N/A(6)				10/2032	—	(1)	—	(4)
Spark Bidco Limited^(8)(10)	One stop	SF +	4.75%	(j)	8.40%				10/2032	566	562	0.1	543
Spark Bidco Limited^(8)(10)	One stop	SF +	4.75%	(j)	8.40%				10/2032	205	205	—	197
Spark Bidco Limited^(8)(9)(10)	One stop	A +	4.75%	(e)	8.50%				10/2032	121	115	—	117
Templafy APS and Templafy, LLC^(8)(18)	One stop	SF +	6.00%	(j)	9.82%				07/2028	554	548	0.1	546
Templafy APS and Templafy, LLC(8)(18)	One stop				N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%				05/2031	214	205	—	178
Togetherwork Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%				05/2031	115	109	—	88
Togetherwork Holdings, LLC^	One stop	SF +	5.00%	(i)	8.67%				05/2031	8,554	8,499	1.5	8,340
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(5)	—	(19)
Transform Bidco Limited(8)(10)	One stop	SF +	6.50%	(i)	10.18%				06/2030	289	283	0.1	271
Transform Bidco Limited^(8)(10)(25)	One stop	SF +	6.50%	(j)	10.15%	PIK			01/2031	3,640	3,596	0.6	3,494
Transform Bidco Limited(8)(9)(10)(25)	One stop	A +	6.50%	(e)	8.04%	cash/	2.50%	PIK	01/2031	295	276	0.1	284
Transform Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.50%	(g)	7.73%	cash/	2.50%	PIK	01/2031	44	42	—	43
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Transform Bidco Limited^(8)(10)(25)	One stop	SF +	7.00%	(j)	7.65%	cash/	3.00%	PIK	01/2031	$409	$403	0.1%	$393
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(3)	—	(16)
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(3)	—	(20)
Tricentis Operations Holdings, Inc.^(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	02/2032	5,554	5,532	1.0	5,388
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(4)	—	(32)
Trintech, Inc.	One stop	SF +	4.75%	(i)	8.42%				01/2033	774	767	0.1	739
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(6)
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(4)
Vanco Payment Solutions, LLC(5)	One stop				N/A(6)				12/2031	—	—	—	(1)
Vanco Payment Solutions, LLC^	One stop	SF +	4.75%	(j)	8.45%				12/2031	743	736	0.1	717
Vantage Bidco GMBH^(8)(9)(19)	One stop	E +	6.25%	(c)	8.39%				04/2031	2,741	2,505	0.5	2,631
Vantage Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(5)	—	(19)
Varinem German Midco GMBH^(8)(9)(19)	One stop	E +	5.50%	(d)	7.63%				07/2031	2,274	2,130	0.4	2,262
Varinem German Midco GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.88%				07/2031	709	674	0.1	668
Vendavo, Inc.	One stop	SF +	5.75%	(j)	9.52%				09/2027	1,072	1,069	0.2	954
Vendavo, Inc.	One stop	SF +	5.75%	(j)	9.53%				09/2027	343	342	0.2	296
Vendavo, Inc.^	One stop	SF +	5.75%	(j)	9.52%				09/2027	86	86	—	77
Viper Bidco, Inc.^(9)	One stop	SN +	4.75%	(g)	8.48%				11/2031	1,404	1,331	0.3	1,376
Viper Bidco, Inc.^	One stop	SF +	4.75%	(j)	8.45%				11/2031	3,105	3,093	0.6	3,043
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(6)
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(3)
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	(24)
WebPT, Inc.(25)	One stop	SF +	6.26%	(j)	6.93%	cash/	3.13%	PIK	01/2030	35	35	—	28
Zendesk, Inc.	One stop	SF +	5.00%	(j)	8.69%				11/2028	788	781	0.1	764
Zendesk, Inc.	One stop	SF +	5.00%	(j)	8.71%				11/2028	1,501	1,490	0.3	1,456
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	—	—	(3)
Zendesk, Inc.^	One stop	SF +	5.00%	(j)	8.71%				11/2028	9,312	9,232	1.7	9,033
										247,908	243,456	44.4	240,286
Specialty Retail
Ave Holdings III, Corp(5)	One stop				N/A(6)				02/2028	—	(1)	—	(3)
Ave Holdings III, Corp^	One stop	SF +	5.50%	(j)	9.35%				02/2028	863	857	0.2	837
Ave Holdings III, Corp^	One stop	SF +	5.50%	(j)	9.35%				02/2028	643	641	0.1	624
Ave Holdings III, Corp	One stop	SF +	5.50%	(j)	9.35%				02/2028	84	84	—	82
Biscuit Parent, LLC	One stop				N/A(6)				02/2031	—	—	—	—
Biscuit Parent, LLC^	One stop	SF +	4.75%	(j)	8.45%				02/2031	6,012	5,979	1.1	6,012
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(10)	—	—
Cavender Stores L.P.^	Senior secured	SF +	4.50%	(i)	8.17%				10/2029	11,102	11,036	2.1	11,102
Consilio Midco Limited^(8)(9)(10)	Senior secured	E +	4.75%	(c)	6.88%				04/2032	1,551	1,520	0.3	1,497
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(j)	8.45%				04/2032	1,283	1,277	0.2	1,238
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(j)	8.45%				04/2032	791	787	0.1	763
Consilio Midco Limited(8)(10)	Senior secured	SF +	4.75%	(i)	8.45%				04/2032	75	72	—	59
Consilio Midco Limited(5)(8)(10)	Senior secured				N/A(6)				04/2032	—	—	—	(10)
Consilio Midco Limited(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.23%				04/2033	319	317	0.1	308
Consilio Midco Limited(8)(9)(10)(25)	Subordinated debt	E +	7.50%	(c)(d)	9.60%				04/2033	249	244	—	239
Consilio Midco Limited(5)(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.38%	PIK			04/2033	1	1	—	(4)
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2030	—	(3)	—	(3)
CVP Holdco, Inc.^	One stop	SF +	4.75%	(i)	8.42%				06/2031	4,020	3,990	0.8	3,982
CVP Holdco, Inc.	One stop	SF +	4.75%	(i)	8.42%				06/2031	354	350	0.1	344
Metal Supermarkets US Buyer, LLC^(8)(11)	One stop	SF +	4.75%	(j)	8.45%				12/2030	1,084	1,080	0.2	1,079
Metal Supermarkets US Buyer, LLC(8)(11)	One stop	SF +	4.75%	(j)	8.45%				12/2030	12	11	—	11
PetVet Care Centers LLC^	One stop	SF +	6.00%	(i)	9.67%				11/2030	4,372	4,316	0.7	3,935
PetVet Care Centers LLC	One stop	SF +	6.00%	(i)	9.67%				11/2029	133	125	—	78
Radiance Borrower, LLC	One stop	SF +	5.25%	(i)	8.92%				06/2031	61	57	—	61
Radiance Borrower, LLC^(25)	One stop	SF +	5.25%	(i)	8.92%				06/2031	6,506	6,471	1.2	6,506
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	$4,614	$4,589	1.0%	$4,614
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	311	309	0.1	311
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	302	300	0.1	302
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	239	237	—	239
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	296	294	0.1	296
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	78	77	—	78
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	99	99	—	99
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	75	75	—	75
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	70	69	—	70
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	110	109	—	110
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	440	437	0.1	440
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	549	546	0.1	549
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	136	136	—	136
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	160	159	—	160
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	92	92	—	92
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	15	15	—	15
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	474	472	0.1	474
Salon Lofts Group, LLC(5)	Second lien				N/A(6)		09/2029	—	(2)	—	—
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	58	58	—	58
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	149	149	—	149
Salon Lofts Group, LLC	Senior secured				N/A(6)		08/2028	—	—	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.45%		08/2028	215	214	—	215
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	278	276	0.1	278
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.70%	PIK	09/2029	123	123	—	123
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(j)	8.95%		08/2028	33	33	—	33
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^	One stop	SF +	5.25%	(j)	8.95%		12/2029	1,159	1,148	0.2	1,152
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.	One stop	SF +	5.25%	(j)(k)	8.95%		12/2028	100	98	—	98
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.(5)	One stop				N/A(6)		12/2029	—	(2)	—	(1)
Surewerx Purchaser III, Inc. & Jet Equipment & Tools Ltd.^(9)	One stop	CA +	5.25%	(m)	7.56%		12/2029	2,355	2,373	0.4	2,342
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop				N/A(6)		10/2029	—	(1)	—	(1)
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.00%	(j)	8.67%		10/2029	42	41	—	41
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.00%	(j)	8.67%		10/2029	1,286	1,268	0.2	1,280
								53,373	52,992	9.7	52,564
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(3)	—	(6)
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	8.67%		02/2032	4,295	4,273	0.8	4,255
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%		02/2032	850	846	0.2	843
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(3)	—	(6)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	8.67%		02/2032	164	163	—	163
								5,309	5,276	1.0	5,249
Water Utilities
S.J. Electro Systems, LLC^	One stop	SF +	4.75%	(j)	8.57%		06/2028	377	375	0.1	375
S.J. Electro Systems, LLC(5)	One stop				N/A(6)		06/2028	—	(2)	—	(2)
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(k)	8.23%		07/2031	406	404	0.1	404
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)		07/2031	—	(1)	—	(2)
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(i)(k)	8.15%		07/2031	554	550	0.1	551
Vessco Midco Holdings, LLC	One stop				N/A(6)		07/2031	—	—	—	—
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(i)(k)	8.17%		07/2031	170	170	—	170
								1,507	1,496	0.3	1,496

Total debt investments								$847,681	$836,424	153.5%	$830,193

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP interest	N/A	N/A		02/2023	N/A	21	$207	—%	$197

Air Freight & Logistics
RJW Group Holdings, Inc.	LP interest	N/A	N/A		11/2024	N/A	412	254	0.1	348

Auto Components
Arnott, LLC	LP interest	N/A	N/A		12/2024	N/A	—	33	—	22

Automobiles
CAP-KSI Holdings, LLC	LP interest	N/A	N/A		06/2024	N/A	192	—	—	17
CAP-KSI Holdings, LLC	LP interest	N/A	N/A		06/2024	N/A	192	192	0.1	204
CG Group Holdings, LLC	LP interest	N/A	N/A		07/2021	N/A	—	51	—	35
Go Car Wash Parent, Corp.(24)	Preferred stock	N/A	15.00%	Non-Cash	04/2022	N/A	—	447	0.1	439
Go Car Wash Parent, Corp.	LP interest	N/A	N/A		04/2022	N/A	—	166	—	—
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A		07/2022	N/A	1	81	—	165
POY Holdings, LLC	LLC interest	N/A	N/A		11/2022	N/A	41	20	—	32
Quick Quack Car Wash Holdings, LLC	LP interest	N/A	N/A		06/2024	N/A	125	125	—	181
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		06/2024	N/A	25	25	—	36
Yorkshire Parent, Inc.	LP interest	N/A	N/A		12/2023	N/A	—	45	—	56
								1,152	0.2	1,165
Beverages
Spindrift Beverage Co. Inc.	LP interest	N/A	N/A		02/2025	N/A	1	705	0.2	835

Building Products
BECO Holding Company, Inc.(24)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	15	2,300	0.5	2,495
BECO Holding Company, Inc.	LP interest	N/A	N/A		11/2021	N/A	1	103	—	98
								2,403	0.5	2,593
Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP interest	N/A	N/A		01/2024	N/A	—	38	—	45
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		10/2021	N/A	36	36	—	48
Radwell Parent, LLC	LP interest	N/A	N/A		03/2022	N/A	1	105	—	127
								179	—	220
Containers & Packaging
Chase Intermediate	LP interest	N/A	N/A		04/2022	N/A	19	10	—	25
Packaging Coordinators Midco, Inc.	LP interest	N/A	N/A		09/2025	N/A	8	76	—	72
								86	—	97
Diversified Consumer Services
Action Termite Control, LLC	Preferred stock	N/A	N/A		12/2025	N/A	—	14	—	14
Action Termite Control, LLC	Common stock	N/A	N/A		12/2025	N/A	—	1	—	2
CHVAC Services Investment, LLC	LLC interest	N/A	N/A		05/2024	N/A	32	81	—	101
DP Flores Holdings, LLC	LLC interest	N/A	N/A		09/2022	N/A	93	74	—	157
EMS LINQ, LLC	LP interest	N/A	N/A		12/2021	N/A	33	33	—	7
FPG Intermediate Holdco, LLC	LLC interest	N/A	N/A		07/2025	N/A	1	510	0.1	254
HS Spa Holdings, Inc.	LP interest	N/A	N/A		05/2022	N/A	31	31	—	21
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kodiak Buyer, LLC	Common stock	N/A	N/A		08/2025	N/A	—	$35	$—%	$40
NSG Buyer, Inc.	LP interest	N/A	N/A		11/2022	N/A	1	588	0.2	890
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A		12/2025	N/A	—	28	—	28
SCP CDH Buyer, Inc.	Common stock	N/A	N/A		12/2025	N/A	—	1	—	3
Virginia Green Acquisition, LLC	LP interest	N/A	N/A		12/2023	N/A	33	33	—	46
								1,429	0.3	1,563
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A		01/2025	N/A	2	9	—	36

Electrical Equipment
Wildcat TopCo, Inc.(24)	LP interest	N/A	N/A		12/2024	N/A	47	39	—	50

Food and Staples Retailing
GMF Parent, Inc.	LP interest	N/A	N/A		12/2025	N/A	—	79	—	81

Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		07/2021	N/A	—	34	—	8
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		09/2022	N/A	—	1	—	2
Zullas, L.C.	Common stock	N/A	N/A		06/2025	N/A	—	138	—	144
								173	—	154
Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	LLC interest	N/A	N/A		08/2025	N/A	159	159	0.1	167
Isto Group, Inc.(9)	LP interest	N/A	N/A		09/2025	N/A	1	95	—	96
ZimVie, Inc.	LP interest	N/A	N/A		10/2025	N/A	—	34	—	34
								288	0.1	297
Healthcare Providers & Services
ERC Topco Holdings, LLC	LLC interest	N/A	N/A		03/2025	N/A	—	412	0.1	305
HP TLE Buyer, Inc.	LP interest	N/A	N/A		07/2025	N/A	59	59	—	60
Signature MD, Inc.	Common stock	N/A	N/A		02/2026	N/A	—	27	—	27
Suveto Buyer, LLC	LP interest	N/A	N/A		11/2021	N/A	—	35	—	27
								533	0.1	419
Healthcare Technology
Amberfield Acquisition Co.	LLC interest	N/A	N/A		05/2024	N/A	137	137	—	183
Modernizing Medicine, Inc.(24)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	1	991	0.2	1,001
Veranex, Inc.	LP interest	N/A	N/A		08/2025	N/A	7	2	—	—
Veranex, Inc.	LP interest	N/A	N/A		08/2025	N/A	24	—	—	—
Veranex, Inc.	LP interest	N/A	N/A		08/2025	N/A	3	—	—	—
								1,130	0.2	1,184
Hotels, Restaurants & Leisure
Harri US LLC	Preferred stock	N/A	N/A		10/2023	N/A	4	50	—	73
Harri US LLC	LLC interest	N/A	N/A		02/2022	N/A	5	43	—	33
Harri US LLC	LLC interest	N/A	N/A		10/2021	N/A	5	30	—	27
Harri US LLC	Warrant	N/A	N/A		10/2021	N/A	2	7	—	9
Harri US LLC	Warrant	N/A	N/A		03/2024	N/A	5	—	—	69
Harri US LLC	Warrant	N/A	N/A		02/2025	N/A	—	—	—	—
Harri US LLC	Warrant	N/A	N/A		06/2025	N/A	2	21	—	27
Patriot Acquireco, LLC	Common stock	N/A	N/A		09/2025	N/A	157	159	—	151
PB Group Holdings, LLC	LP interest	N/A	N/A		08/2024	N/A	34	78	—	74
Rooster BidCo Limited(8)(10)	LP interest	N/A	N/A		03/2025	N/A	118	123	0.1	259
Saguaro Buyer, LLC	Common stock	N/A	N/A		07/2025	N/A	—	200	0.2	276
								711	0.3	998
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)

Industrial Conglomerates
Anova Buyer, Inc.	Common stock	N/A			N/A		01/2026	N/A	—	$75	—%	$75

Insurance
Oakbridge Insurance Agency LLC	LP interest	N/A			N/A		11/2023	N/A	2	34	—	41

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		05/2022	N/A	17	17	—	4
Kentik Technologies, Inc.	Preferred stock	N/A			N/A		09/2021	N/A	33	189	—	189
Kentik Technologies, Inc.	Warrant	N/A			N/A		11/2024	N/A	1	5	—	6
Netwrix Corporation	LLC interest	N/A			N/A		06/2022	N/A	4	8	—	7
										219	—	206
Leisure Products
Movement Holdings, LLC(8)(10)	LLC interest	N/A			N/A		03/2024	N/A	—	144	—	68

Life Sciences Tools & Services
Celerion Buyer, Inc.(24)	Common stock	N/A			N/A		11/2022	N/A	275	—	0.2	624
PAS Parent Inc.	LP interest	N/A			N/A		12/2021	N/A	1	82	—	124
PAS Parent Inc.	LP interest	N/A			N/A		03/2023	N/A	—	12	—	21
Reaction Biology Corporation	LLC interest	N/A			N/A		03/2025	N/A	10	341	—	103
										435	0.2	872
Paper & Forest Products
Messenger, LLC	LLC interest	N/A			N/A		12/2021	N/A	—	—	—	—
Messenger, LLC	LLC interest	N/A			N/A		12/2021	N/A	1	99	—	125
										99	—	125
Pharmaceuticals
Cobalt Buyer Sub, Inc.(24)	Preferred stock	N/A			13.75%	Non-Cash	10/2021	N/A	—	837	0.1	838
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		10/2021	N/A	—	10	—	—
Cobalt Buyer Sub, Inc.	LP interest	N/A			N/A		10/2021	N/A	—	—	—	—
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	318	318	0.1	420
										1,165	0.2	1,258
Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	602	0.1	596
Enboarder, Inc.(8)	Preferred stock	N/A			N/A		01/2022	N/A	3	32	—	24
Filevine, Inc.	Preferred stock	N/A			N/A		04/2022	N/A	36	231	0.2	667
Filevine, Inc.	Preferred stock	N/A			N/A		05/2024	N/A	2	15	—	39
Filevine, Inc.	Warrant	N/A			N/A		04/2022	N/A	5	8	—	94
Procure Acquireco, Inc.	LP interest	N/A			N/A		12/2021	N/A	—	42	—	66
										930	0.3	1,486
Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	336	336	0.1	580
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		07/2021	N/A	2	17	—	27
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		02/2023	N/A	—	2	—	3
Bayshore Intermediate #2, L.P.	LP interest	N/A			N/A		10/2021	N/A	243	243	0.1	256
Claroty, Ltd.(8)(17)	Preferred stock	N/A			N/A		01/2026	N/A	3	250	0.1	254
Cynet Security Ltd.(8)(17)	Preferred stock	N/A			N/A		08/2022	N/A	13	46	—	53
Denali Bidco Limited(8)(10)	LP interest	N/A			N/A		08/2023	N/A	35	21	—	64
Energy Worldnet, LLC(24)	LLC interest	N/A			N/A		02/2025	N/A	50	51	—	57
GTY Technology Holdings, Inc.	LP interest	N/A			N/A		07/2022	N/A	26	23	—	51
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	63	—	59
Kaseya Inc.(24)	Preferred stock	SF +	10.75%	(j)	14.35%	Non-Cash	06/2022	N/A	1	1,648	0.3	1,646
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	46	$46	—%	$40
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	280
Menlo Ridgeview Co-Invest, LLC(8)	LLC interest	N/A			N/A		05/2025	N/A	88	91	—	96
Ministry Brands Holdings LLC	LP interest	N/A			N/A		12/2021	N/A	46	47	—	30
MS Buyer, Inc.	LP interest	N/A			N/A		07/2024	N/A	77	77	—	59
Navex Global Holdings Corporation	LP interest	N/A			N/A		10/2025	N/A	—	152	—	129
Onit, Inc.	Common stock	N/A			N/A		09/2025	N/A	—	6	—	7
Panzura, LLC	LLC interest	N/A			N/A		03/2025	N/A	1	4	—	—
QAD, Inc.	Preferred stock	N/A			N/A		11/2021	N/A	—	97	—	91
QAD, Inc.	Common stock	N/A			N/A		11/2021	N/A	7	—	—	5
Riskonnect Parent, LLC(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	1	1,476	0.3	1,455
Riskonnect Parent, LLC(24)	Preferred stock	SF +	10.50%	(j)	14.09%	Non-Cash	07/2022	N/A	1	1,042	0.2	1,069
Riskonnect Parent, LLC	LP interest	N/A			N/A		11/2021	N/A	52	53	—	44
Riskonnect Parent, LLC(24)	Preferred stock	N/A			10.50%	Non-Cash	06/2024	N/A	—	60	—	64
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	5
Togetherwork Holdings, LLC	LP interest	N/A			N/A		07/2024	N/A	91	399	0.1	423
Transform Bidco Limited(8)(10)	LP interest	N/A			N/A		04/2025	N/A	219	220	—	204
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	36
Zendesk, Inc.	Common stock	N/A			N/A		11/2022	N/A	21	211	—	182
										6,979	1.3	7,269
Specialty Retail
Ave Holdings III, Corp(7)(24)	Preferred stock	N/A			11.50%	Non-Cash	02/2022	N/A	1	1,389	0.2	889
Ave Holdings III, Corp	LP interest	N/A			N/A		02/2022	N/A	—	127	—	1
Metal Supermarkets US Buyer, LLC(8)(11)	LLC interest	N/A			N/A		12/2024	N/A	—	—	—	1
Metal Supermarkets US Buyer, LLC(8)(11)	LLC interest	N/A			N/A		12/2024	N/A	—	33	—	32
Salon Lofts Group, LLC	Common stock	N/A			N/A		08/2022	N/A	—	123	—	66
VSG Acquisition Corp. and Sherrill, Inc.	LP interest	N/A			N/A		04/2022	N/A	—	5	—	5
										1,677	0.2	994

Total equity investments										21,167	4.2	22,653

Total investments										$857,591	157.7%	$852,846

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					3.53%	(26)				$9,093	1.7%	$9,093
Total money market funds										9,093	1.7	9,093
Total investments and money market funds										$866,684	159.4%	$861,939
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2026
(Dollar and share amounts in thousands)

^	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Sterling Overnight Index Average (“SONIA” or “SN”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2026. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2026, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2026, as the loan could have priced or repriced based on an index rate prior to March 31, 2026.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of March 31, 2026.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 1.89% as of March 31, 2026.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.08% as of March 31, 2026.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.48% as of March 31, 2026.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.31% as of March 31, 2026.
(f) Denotes that all or a portion of the contract was indexed to the Six-Month AUD, which was 4.78% as of March 31, 2026.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of March 31, 2026.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.68% as of March 31, 2026.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 3.66% as of March 31, 2026.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.68% as of March 31, 2026.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.70% as of March 31, 2026.
(l) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.27% as of March 31, 2026.
(m) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.29% as of March 31, 2026.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2026.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless noted otherwise. See Note 6. The fair value of loan investments may include the impact of the unfunded commitment being valued below par.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of March 31, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of March 31, 2026, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, total non-qualifying assets at fair value represented 11.3% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2026.
(26)The rate shown is the annualized seven-day yield as of March 31, 2026.
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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Riskonnect Parent, LLC(24)	LLC units	N/A	10.50%	Non-Cash	06/2024	N/A	—	$56	—%	$61
StrongDM, Inc.	Preferred stock	N/A	N/A		05/2025	N/A	40	213	0.1	222
Templafy APS and Templafy, LLC(8)(18)	Preferred stock	N/A	N/A		07/2022	N/A	—	8	—	2
Togetherwork Holdings, LLC	Preferred stock	N/A	N/A		07/2024	N/A	91	399	0.1	409
Transform Bidco Limited(8)(10)	LP units	N/A	N/A		04/2025	N/A	219	219	0.1	227
Tricentis Operations Holdings, Inc.	Preferred stock	N/A	N/A		02/2025	N/A	40	40	—	44
Zendesk, Inc.	LP units	N/A	N/A		11/2022	N/A	21	211	0.1	215
								6,514	1.5	7,071
Specialty Retail
Ave Holdings III, Corp(24)	Preferred stock	N/A	11.50%	Non-Cash	02/2022	N/A	1	1,390	0.2	1,014
Ave Holdings III, Corp	Preferred stock	N/A	N/A		02/2022	N/A	—	127	—	10
Metal Supermarkets US Buyer, LLC(8)(11)	Preferred stock	N/A	N/A		12/2024	N/A	—	—	—	3
Metal Supermarkets US Buyer, LLC(8)(11)	LLC units	N/A	N/A		12/2024	N/A	—	33	—	35
Salon Lofts Group, LLC	Preferred stock	N/A	N/A		08/2022	N/A	—	123	—	96
VSG Acquisition Corp. and Sherrill, Inc.	LP interest	N/A	N/A		04/2022	N/A	—	5	—	6
								1,678	0.2	1,164

Total equity investments								20,340	4.1	22,602

Total investments								$833,977	154.8%	$845,821

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)			3.99%	(26)				$7,714	1.4%	$7,714
Total money market funds								7,714	1.4	7,714
Total investments and money market funds								$841,691	156.2%	$853,535
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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GDLC Holdings LLC, GDLC Holdings Coinvest Inc., GDLC Funding LLC (“GDLC Funding”) and GDLC Funding II LLC (“GDLC Funding II”) in its consolidated financial statements.

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
Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within “Net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies” in the Consolidated Statements of Operations.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and six months ended March 31, 2026, the Company received Loan Origination Fees that were capitalized of $103 and $504, respectively. For the three and six months ended March 31, 2025, the Company received Loan Origination Fees that were capitalized of $675 and $1,614, respectively. For the three and six months ended March 31, 2026, interest income included $573 and $1,446, respectively, of Discount Amortization. For the three and six months ended March 31, 2025, interest income included $1,003 and $1,530, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2026, investment income included $1,425 and $2,725, respectively, of PIK interest and the Company capitalized PIK interest of $1,425 and $2,716, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2025, investment income included $1,061 and $2,337, respectively, of PIK interest and the Company capitalized PIK interest of $1,061 and $2,337, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and six months ended March 31, 2026, fee income included $18 and $60, respectively, from non-recurring prepayment premiums. For both the three and six months ended March 31, 2025, fee income included $112 non-recurring prepayment premiums. All other income is recorded into income when earned.

For the three and six months ended March 31, 2026, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $19,192 and $39,006, respectively. For the three and six months ended March 31, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $18,546 and $37,700, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2026, the Company recognized PIK and non-cash dividend income of $307 and $614, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2025, the Company recognized PIK and non-cash dividend income of $368 and $702, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2026, the Company received no cash payments of accrued and capitalized preferred dividends. For the three and six months ended March 31, 2025, the Company received $339 cash payments of accrued and capitalized preferred dividends.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
as a reduction in the cost basis of the investment. For the three and six months ended March 31, 2026, the Company recorded dividend income received in cash of $1 and $41, respectively, and return of capital distributions received in cash of $3 and $12, respectively. For the three months ended March 31, 2025, the Company did not record any dividend income received in cash and did not receive any return of capital distributions in cash. For the six months ended March 31, 2025, the Company recorded dividend income received in cash of $42 and return of capital distributions received in cash of $64.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Consolidated Statements of Operations.

Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of March 31, 2026 and September 30, 2025, was $1,063 and $127, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of March 31, 2026, there was one preferred equity security on non-accrual status with a fair value of $889. There were no preferred equity securities on non-accrual status as of September 30, 2025.
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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three and six months ended March 31, 2026 and 2025, the Company did not record any U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2026. The Company’s tax returns for the 2022 through 2024 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2026 and September 30, 2025, the Company had deferred debt issuance costs of $1,909 and $2,084, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2026 was $389 and $742, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2025 was $248 and $587, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and six months ended March 31, 2026 and 2025, there was no amortization of deferred offering costs included in “Professional fees” on the Consolidated Statements of Operations.

Segment reporting: In accordance with ASC Topic 280 - Segment Reporting (“ASC Topic 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of March 31, 2026, includes the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.
Recent Accounting Updates: In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

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

As of March 31, 2026 and September 30, 2025, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2026		As of September 30, 2025
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$542,551	$542,551	$542,551	$542,551

As of both March 31, 2026 and September 30, 2025, the ratio of total contributed capital to total capital subscriptions was 100.0% and the Company had no uncalled capital commitments.

The following table summarizes the shares of GDLC common stock issued for the six months ended March 31, 2026 and 2025:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the six months ended March 31, 2025
Issuance of shares	12/17/2024	2,031,000.000	$15.00	$30,465
Issuance of shares	03/25/2025	1,963,333.333	15.00	29,450
Shares issued for capital drawdowns		3,994,333.333		$59,915
Issuance of shares	12/18/2024	776.116	$15.00	$11
Issuance of shares	01/08/2025	798.201	15.00	12
Issuance of shares	02/18/2025	989.672	15.00	15
Issuance of shares	03/18/2025	730.773	15.00	11
Shares issued through DRIP		3,294.762		$49

Shares issued for the six months ended March 31, 2026
Issuance of shares	11/20/2025	1,618.760	$15.00	$24
Issuance of shares	12/17/2025	697.410	15.00	10
Issuance of shares	01/21/2026	688.963	15.00	10
Issuance of shares	02/18/2026	683.695	15.00	10
Issuance of shares	03/18/2026	701.118	15.00	11
Shares issued through DRIP		4,389.946		$65

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 4. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently re-approved the Investment Advisory Agreement in May 2026. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

The base management fee incurred for the three and six months ended March 31, 2026 was $2,122 and $4,287, respectively. The base management fee incurred for the three and six months ended March 31, 2025 was $1,917 and $3,757, respectively.

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
•100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 10.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the “catch-up” provision; and
•10.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

For the three and six months ended March 31, 2026, the Income Incentive Fee incurred was $626 and $1,944, respectively. For the three and six months ended March 31, 2025, the Income Incentive Fee incurred was $1,279 and $2,494, respectively.

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

For the three and six months ended March 31, 2026 and 2025, the Company did not accrue a Capital Gain Incentive Fee. As of both March 31, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to March 31, 2026.

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

For the three months ended March 31, 2026, the Company recorded a reversal of the capital gain incentive fee under GAAP of $120. For the six months ended March 31, 2026, the Company recorded a reversal of the capital gain incentive fee under GAAP of $306. For the three months ended March 31, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $24. For the six months ended March 31, 2025, the Company accrued a capital gain incentive fee under GAAP of $27. Changes in the accrual for the capital gain incentive fee under GAAP are included in “Incentive fee” in the Consolidated Statements of Operations. As of March 31, 2026, there was no cumulative accrual for capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $306 of cumulative accrual for capital gain incentive fee under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.

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

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Income Incentive Fees and Capital Gain Incentive Fees paid to date would exceed an incentive fee cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is equal to the difference between (a) 10% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by the Company since June 30, 2021. If the Incentive Fee Cap calculation in any quarter results in an amount payable to the Investment Adviser that is less than the amount of the Income Incentive Fee calculated pursuant to the Income Incentive Fee calculation, then the difference between the Income Incentive Fee and the Incentive Fee Cap will not be payable by the Company. For the three months ended March 31, 2026, application of the Incentive Fee Cap reduced the Income Incentive Fee by $588.

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

As of March 31, 2026 and September 30, 2025, included in accounts payable and other liabilities is $289 and $274, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and has incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both March 31, 2026 and September 30, 2025, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2026 were $384 and $734, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2025 were $426 and $677, respectively. As of March 31, 2026 and September 30, 2025, included in accounts payable and other liabilities were $264 and $350, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
LP’s capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of March 31, 2026, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of March 31, 2026, the Company has issued 6,806,927.360 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102,011 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of March 31, 2026, GDLCF has an aggregate commitment of $300,000. As of March 31, 2026, the Company has issued 20,007,020.321 shares of its common stock to GDLCF in exchange for aggregate capital contributions totaling $300,000.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2026, permits the Company to borrow a maximum of $70,000 and expires on October 21, 2027. Refer to Note 7 for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Investments

Investments as of March 31, 2026 and September 30, 2025 consisted of the following:

	As of March 31, 2026			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$54,508	$54,060	$53,829	$45,101	$44,612	$44,960
One stop	787,166	776,388	770,437	773,985	761,047	770,221
Second lien	4,846	4,832	4,807	6,818	6,794	6,829
Subordinated debt	1,161	1,144	1,120	1,211	1,184	1,209
Equity	N/A	21,167	22,653	N/A	20,340	22,602
Total	$847,681	$857,591	$852,846	$827,115	$833,977	$845,821

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of March 31, 2026		As of September 30, 2025
Amortized Cost:
United States
Southeast	$158,215	18.4%	$156,194	18.7%
Mid-Atlantic	157,257	18.3	149,217	17.9
Midwest	152,269	17.8	141,387	17.0
West	127,397	14.9	133,967	16.1
Southwest	99,197	11.6	97,976	11.7
Northeast	65,635	7.7	60,044	7.2
United Kingdom	48,572	5.6	46,042	5.5
Germany	17,233	2.0	21,545	2.6
Canada	8,629	1.0	7,480	0.9
Finland	5,623	0.7	5,249	0.6
Australia	5,138	0.6	5,057	0.6
Jersey	4,425	0.5	4,423	0.5
Sweden	2,709	0.3	2,693	0.3
Netherlands	1,814	0.2	1,349	0.2
France	1,399	0.2	640	0.1
Luxembourg	1,227	0.1	113	0.0	*
Denmark	556	0.1	555	0.1
Israel	296	0.0 *	46	0.0	*
Total	$857,591	100.0%	$833,977	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2026		As of September 30, 2025
Fair Value:
United States
Southeast	$157,558	18.5%	$158,025	18.7%
Mid-Atlantic	156,112	18.3	150,372	17.8
Midwest	152,809	17.9	143,899	17.0
West	125,424	14.7	134,920	16.0
Southwest	97,811	11.5	98,167	11.6
Northeast	64,611	7.6	60,410	7.1
United Kingdom	48,422	5.7	47,510	5.6
Germany	17,936	2.1	23,572	2.8
Canada	8,338	1.0	7,582	0.9
Finland	5,935	0.7	5,864	0.7
Australia	5,337	0.6	5,197	0.6
Jersey	4,467	0.5	4,572	0.5
Sweden	2,774	0.3	2,838	0.3
Netherlands	1,832	0.2	1,447	0.2
France	1,420	0.2	700	0.1
Luxembourg	1,202	0.1	120	0.0	*
Denmark	551	0.1	556	0.1
Israel	307	0.0 *	70	0.0	*
Total	$852,846	100.0%	$845,821	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2026 and September 30, 2025 were as follows:

	As of March 31, 2026		As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$10,369	1.2%	$9,390	1.1%
Air Freight & Logistics	5,677	0.7	5,672	0.7
Auto Components	13,122	1.5	12,774	1.5
Automobiles	50,407	5.9	45,028	5.4
Banks	3,922	0.5	3,206	0.4
Beverages	7,087	0.8	7,050	0.9
Building Products	6,402	0.7	6,195	0.7
Capital Markets	7,771	0.9	7,436	0.9
Chemicals	5,569	0.5	5,407	0.6
Commercial Services & Supplies	28,800	3.4	39,091	4.7
Construction & Engineering	1,578	0.2	1,520	0.2
Containers & Packaging	8,554	1.0	7,235	0.9
Diversified Consumer Services	58,363	6.8	55,770	6.7
Diversified Financial Services	17,464	2.0	16,780	2.0
Electric Utilities	684	0.1	669	0.1
Electrical Equipment	1,870	0.2	2,463	0.3
Electronic Equipment, Instruments & Components	2,145	0.3	2,130	0.3
Food & Staples Retailing	1,081	0.1	499	0.1
Food Products	11,477	1.3	11,559	1.4
Healthcare Equipment & Supplies	15,427	1.8	11,951	1.4
Healthcare Providers & Services	57,181	6.7	54,867	6.6
Healthcare Technology	38,913	4.5	34,326	4.1
Hotels, Restaurants & Leisure	28,895	3.4	28,221	3.4
Household Durables	497	0.1	—	—
Household Products	899	0.1	889	0.1
Industrial Conglomerates	11,910	1.4	9,335	1.1
Insurance	54,998	6.4	50,796	6.1
IT Services	18,738	2.2	17,751	2.1
Leisure Products	8,638	1.0	8,666	1.0
Life Sciences Tools & Services	12,681	1.5	11,870	1.4
Machinery	11,050	1.3	11,006	1.3
Marine	4,377	0.5	4,456	0.5
Media	2,268	0.3	2,156	0.3
Oil, Gas & Consumable Fuels	615	0.1	8,681	1.0
Paper & Forest Products	2,375	0.3	2,455	0.3
Pharmaceuticals	13,800	1.6	13,405	1.6
Professional Services	20,111	2.3	18,969	2.3
Road & Rail	—	—	741	0.1
Software	250,435	29.2	243,356	29.2
Specialty Retail	54,669	6.4	54,352	6.5
Transportation Infrastructure	5,276	0.6	5,206	0.6
Water Utilities	1,496	0.2	648	0.1
Total	$857,591	100.0%	$833,977	100.0%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2026		As of September 30, 2025
Fair Value:
Aerospace & Defense	$10,453	1.2%	$9,425	1.1%
Air Freight & Logistics	5,807	0.7	5,782	0.7
Auto Components	13,122	1.5	12,877	1.5
Automobiles	50,108	5.9	45,362	5.3
Banks	3,831	0.4	3,236	0.4
Beverages	7,233	0.8	7,283	0.9
Building Products	6,599	0.8	6,430	0.8
Capital Markets	7,590	0.9	7,507	0.9
Chemicals	5,314	0.6	5,300	0.6
Commercial Services & Supplies	28,897	3.4	39,480	4.7
Construction & Engineering	1,578	0.2	1,533	0.2
Containers & Packaging	8,455	1.0	7,303	0.9
Diversified Consumer Services	57,557	6.7	56,351	6.6
Diversified Financial Services	17,485	2.1	17,043	2.0
Electric Utilities	722	0.1	702	0.1
Electrical Equipment	1,879	0.2	2,509	0.3
Electronic Equipment, Instruments & Components	2,169	0.3	2,197	0.3
Food & Staples Retailing	927	0.1	389	0.0 *
Food Products	11,540	1.4	11,691	1.4
Healthcare Equipment & Supplies	15,454	1.8	12,032	1.4
Healthcare Providers & Services	56,990	6.7	55,559	6.6
Healthcare Technology	38,714	4.5	34,783	4.1
Hotels, Restaurants & Leisure	29,003	3.4	28,546	3.4
Household Durables	501	0.1	—	—
Household Products	898	0.1	894	0.1
Industrial Conglomerates	12,356	1.4	9,910	1.2
Insurance	55,452	6.5	51,691	6.1
IT Services	18,498	2.2	17,970	2.1
Leisure Products	8,597	1.0	8,656	1.0
Life Sciences Tools & Services	13,182	1.5	12,662	1.5
Machinery	10,987	1.3	11,099	1.3
Marine	4,260	0.5	4,434	0.5
Media	2,266	0.3	2,165	0.3
Oil, Gas & Consumable Fuels	609	0.1	8,746	1.0
Paper & Forest Products	2,466	0.3	2,554	0.3
Pharmaceuticals	13,681	1.6	13,627	1.6
Professional Services	19,808	2.3	19,439	2.3
Road & Rail	—	—	746	0.1
Software	247,555	29.0	248,245	29.3
Specialty Retail	53,558	6.3	53,830	6.4
Transportation Infrastructure	5,249	0.6	5,179	0.6
Water Utilities	1,496	0.2	654	0.1
Total	$852,846	100.0%	$845,821	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2026 and 2025. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment prepared by the professionals of the Valuation Designee responsible for the valuation function, based on the fair value methodology in accordance with ASC Topic 820 described below (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. The valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of the Company’s debt and equity investments without readily available market quotations (subject to a de minimis threshold), was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of March 31, 2026 and September 30, 2025, were valued using Level 3 inputs. As of March 31, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of March 31, 2026 and September 30, 2025:

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2026	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$830,193	$830,193
Equity investments(1)	—	—	22,653	22,653
Money market funds(1)(2)	9,093	—	—	9,093
Total assets, at fair value:	$9,093	$—	$852,846	$861,939

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$823,219	$823,219
Equity investments(1)	—	—	22,602	22,602
Money market funds(1)(2)	7,714	—	—	7,714
Total assets, at fair value:	$7,714	$—	$845,821	$853,535

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in “Cash equivalents” and “Restricted cash equivalents” on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2026 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2026 was $(15,057) and $(15,813), respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2025 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2025, was $2,458 and $4,004, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2026 and 2025:

	For the six months ended March 31, 2026
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$823,219	$22,602	$845,821
Net change in unrealized appreciation (depreciation) on investments	(14,568)	(775)	(15,343)
Net translation of investments in foreign currencies	(1,245)	(1)	(1,246)
Realized gain (loss) on translation of investments in foreign currencies	384	—	384
Fundings of (proceeds from) revolving loans, net	2,495	—	2,495
Fundings of investments	55,542	1,672	57,214
PIK interest and non-cash dividends	2,716	614	3,330
Proceeds from principal payments and sales of portfolio investments	(39,796)	(1,459)	(41,255)
Accretion of discounts and amortization of premiums	1,446	—	1,446
Fair value, end of period	$830,193	$22,653	$852,846

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2026	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$53,829	Yield analysis	Market interest rate	7.8% - 14.0% (8.6%)
		Market comparable companies	EBITDA multiples	3.5x - 20.5x (11.5x)
One stop loans(3)(4)	$763,591	Yield analysis	Market interest rate	3.5% - 20.5% (9.0%)
		Market comparable companies	EBITDA multiples	7.3x - 29.5x (15.1x)
			Revenue multiples	1.5x - 14.5x (7.6x)
	6,846	Broker/ dealer bids or quotes	Broker/ dealer bids or quotes	N/A
Subordinated debt and second lien loans	$5,927	Yield analysis	Market interest rate	10.8% - 14.3% (13.6%)
		Market comparable companies	EBITDA multiples	9.5x - 21.0x (14.5x)
Equity(5)	$22,653	Market comparable companies	EBITDA multiples	7.3x - 26.0x (14.2x)
			Revenue multiples	1.5x - 18.5x (12.3x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$312 of loans at fair value were valued using the market comparable companies approach only.
(3)$1,529 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $663,529 and $100,062 of one stop loans using EBITDA and revenue multiples, respectively.
(5)The Company valued $19,447 and $3,206 of equity investments using EBITDA and revenue multiples, respectively.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “Debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using applicable implied market rates. The fair value of the Company’s revolving credit facilities approximates the carrying value due to their variable interest rates based on selected short-term rates.

The following are the carrying values and fair values of the Company’s debt as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$335,173	$335,173	$314,868	$314,868

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2026, the Company’s asset coverage for borrowed amounts was 259.4%.

DB Credit Facility: On May 14, 2024 (the “DB Credit Facility Effective Date”), the Company and GDLC Funding II entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GDLC Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through November 14, 2027 unless there is an earlier termination or event of default. Through a series of amendments, most recently on November 26, 2025, the Company amended the DB Credit Facility to, among other things, (i) decrease the applicable margin to 1.60% from 2.10% per annum during the DB Credit Facility Revolving Period and to 2.10% from 2.60% per annum after the DB Credit Facility Revolving Period, (ii) extend the DB Credit Facility Revolving Period from May 14, 2027 to November 14, 2027 and (iii) extend the maturity date to November 14, 2030, three years from the last day of the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged. As of March 31, 2026, the DB Credit Facility allowed GDLC Funding II to borrow up to $450,000.

As of March 31, 2026, the DB Credit Facility bears interest at the applicable base rate plus 1.60% per annum during the DB Credit Facility Revolving Period and 2.10% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any advances denominated in U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krona, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona, and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee may be payable in the event of any permanent reduction in commitments of the DB Credit Facility.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of March 31, 2026 and September 30, 2025, the Company had $335,173 and $314,868, respectively, of outstanding debt under the DB Credit Facility.

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$4,150	$4,694	$8,694	$8,778
Facility fees	358	327	730	611
Amortization of debt issuance costs	389	248	742	478
Total interest expense	$4,897	$5,269	$10,166	$9,867
Cash paid for interest expense	$4,871	$4,531	$9,830	$6,939
Annualized average stated interest rate(1)	5.2%	6.4%	5.4%	6.5%
Average outstanding balance	$326,780	$298,672	$324,105	$271,075
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2026 and September 30, 2025, the Company was permitted to borrow up to $70,000 in U.S. dollars and certain agreed upon foreign currencies. On October 21, 2024, the Company entered into an amendment to the Adviser Revolver to extend the maturity date of the Adviser Revolver to October 21, 2027 from November 15, 2024. The other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2026 was 3.5%. As of March 31, 2026 and September 30, 2025, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2026 and 2025, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$4
Cash paid for interest expense	—	4	—	4
Annualized average stated interest rate(1)	N/A	N/A	N/A	4.1%
Average outstanding balance	$—	$—	$—	$236
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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$507
Amortization of debt issuance costs	—	—	—	109
Total interest expense	$—	$—	$—	$616
Cash paid for interest expense	$—	$—	$—	$3,311
Annualized average stated interest rate(1)	N/A	N/A	N/A	6.4%
Average outstanding balance	$—	$—	$—	$16,000
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.

For the three and six months ended March 31, 2026, the average total debt outstanding was $326,780 and $324,105, respectively. For the three and six months ended March 31, 2025, the average total debt outstanding was $298,672 and $287,311, respectively.

For the three and six months ended March 31, 2026, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 6.1% and 6.3%, respectively. For the three and six months ended March 31, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 7.2% and 7.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2026 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$335,173	$—	$—	$335,173	$—
Total borrowings	$335,173	$—	$—	$335,173	$—

Note 8. Commitments and Contingencies

Commitments: As of March 31, 2026, the Company had outstanding commitments to fund investments totaling $112,536, including $55,470 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $139,490, including $57,132 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company could enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2026 and September 30, 2025, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2026	2025
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.38)	(0.72)
Net investment income	0.65	0.70
Net realized gain (loss) on investment transactions	0.01	(0.09)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.43)	0.11
Net asset value at end of period	$14.85	$15.00
Total return based on net asset value per share(4)	1.52%	4.86%
Number of common shares outstanding	36,419,182.971	34,761,801.645

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2026	2025
Ratio of net investment income to average net assets*	8.72%	9.40%
Ratio of total expenses to average net assets*(5)	6.09%	6.98%
Ratio of incentive fees to average net assets(5)	0.30%	0.53%
Ratio of net expenses to average net assets*(5)	6.09%	6.98%
Ratio of total expenses (without incentive fees) to average net assets*(5)	5.79%	6.45%
Total return based on average net asset value(6)	1.53%	4.78%
Total return based on average net asset value - annualized*(6)	3.07%	9.59%
Net assets at end of period	$540,834	$521,427
Average debt outstanding	$324,105	$287,311
Average debt outstanding per share	$8.90	$8.27
Portfolio Turnover*	9.66%	14.14%
Asset coverage ratio(7)	259.39%	288.30%
Asset coverage ratio per unit(8)	$2,594	$2,883
Average market value per unit(9):
PNC Facility	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

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
(9)Not applicable as the PNC Facility, DB Credit Facility and Adviser Revolver are not registered for public trading.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Earnings (loss) available to stockholders	$(2,029)	$11,344	$8,364	$22,891
Basic and diluted weighted average shares outstanding	36,418,073	32,949,965	36,416,846	32,012,509
Basic and diluted earnings (loss) per share	$(0.06)	$0.34	$0.23	$0.72

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the six months ended March 31, 2026
08/01/2025	10/15/2025	12/17/2025	36,414,793.025	$0.0988		$3,598
11/14/2025	11/14/2025	01/21/2026	36,414,793.025	0.0943		3,435
11/14/2025	12/12/2025	02/18/2026	36,416,411.785	0.0923		3,360
11/14/2025	01/16/2026	03/18/2026	36,417,109.195	0.0940		3,424
02/02/2026	02/25/2026	05/20/2026	36,418,481.853	—	(1)	—
02/02/2026	03/16/2026	05/20/2026	36,418,481.853	—	(2)	—
Total dividends declared for the six months ended March 31, 2026						$13,817

For the six months ended March 31, 2025
08/02/2024	10/15/2024	12/18/2024	30,764,173.550	$0.1133		$3,485
11/14/2024	11/15/2024	01/08/2025	30,764,173.550	0.1165		3,584
11/14/2024	12/13/2024	02/18/2025	30,764,173.550	0.1456		4,478
11/14/2024	01/17/2025	03/18/2025	32,796,747.867	0.1059		3,472
02/03/2025	02/26/2025	05/21/2025	32,797,737.539	0.1197		3,925
02/03/2025	03/17/2025	05/21/2025	32,797,737.539	0.1203		3,947
Total dividends declared for six months ended March 31, 2025						$22,891

(1)On February 2, 2026, our board of directors declared a distribution in an amount (if positive) such that our net asset value as of February 28, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2026 through February 28, 2026 and the payment of this distribution is $15.00 per share. As the net asset value per share was $15.00 per share or lower, the distribution declared for the period was zero.
(2)On February 2, 2026, the Company’s board of directors declared a distribution in an amount (if positive) such that the Company’s net asset value as of March 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2026 through March 31, 2026 and the payment of this distribution is $15.00 per share. As the net asset value per share was $15.00 per share or lower, the distribution declared for the period was zero.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2026 and 2025:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the six months ended March 31, 2026
November 20, 2025	1,618.760	$15.00	$24
December 17, 2025	697.410	15.00	10
January 21, 2026	688.963	15.00	10
February 18, 2026	683.695	15.00	10
March 18, 2026	701.118	15.00	11
	4,389.946		$65
For the six months ended March 31, 2025
December 18, 2024	776.116	$15.00	$11
January 8, 2025	798.201	15.00	12
February 18, 2025	989.672	15.00	15
March 18, 2025	730.773	15.00	11
	3,294.762		$49

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On February 2, 2026 and May 1, 2026, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

May 25, 2026	August 19, 2026
In an amount (if positive) such that the net asset value of the Company as of May 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2026 through May 31, 2026 and the payment of this distribution is $15.00 per share.

June 19, 2026	August 19, 2026
In an amount (if positive) such that the net asset value of the Company as of June 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2026 through June 30, 2026 and the payment of this distribution is $15.00 per share.

July 17, 2026	September 16, 2026
In an amount (if positive) such that the net asset value of the Company as of July 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2026 through July 31, 2026 and the payment of this distribution is $15.00 per share.

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

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2026. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2026 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of March 31, 2026		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$53,829	6.3%	$44,960	5.3%
One stop	770,437	90.3	770,221	91.1
Second lien	4,807	0.6	6,829	0.8
Subordinated debt	1,120	0.1	1,209	0.1
Equity	22,653	2.7	22,602	2.7
Total	$852,846	100.0%	$845,821	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2026 and September 30, 2025, one stop loans included $82.9 million and $82.7 million, respectively, of recurring revenue loans at fair value.

As of March 31, 2026 and September 30, 2025, we had debt and equity investments in 299 and 277 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Weighted average income yield*(1)	9.2%	9.6%	9.4%	10.4%
Weighted average investment income yield*(2)	9.5%	10.0%	9.7%	10.9%
Weighted average income yield of total investments*(3)	9.1%	9.4%	9.2%	10.4%
Weighted average investment income yield of total investments*(4)	9.3%	9.8%	9.6%	10.8%
Total return based on average net asset value(5)	(0.4)%	1.9%	1.5%	4.8%
Annualized total return based on average net asset value*(5)	N/A	7.6%	3.1%	9.6%
Net investment income - return on equity*(6)	8.7%	8.8%	8.7%	9.4%

*Annualized
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
(6)Net investment income - return on equity is calculated as (a) net investment income after excise tax, if any, divided by (b) the daily average of total net assets.

As of March 31, 2026, GDLC has earned an inception-to-date internal rate of return, or IRR, of 9.4% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the six months ended March 31, 2026 and 2025, GDLC earned a fiscal year-to-date IRR of 3.1% and 9.9%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP, outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in the Consolidated Statements of Operations.

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

Recent Developments

On February 2, 2026 and May 1, 2026, our board of directors declared distributions to holders of record of our common stock as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 17, 2026	June 17, 2026
In an amount (if positive) such that our net asset value as of April 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2026 through April 30, 2026 and the payment of this distribution is $15.00 per share.

May 25, 2026	August 19, 2026
In an amount (if positive) such that our net asset value as of May 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2026 through May 31, 2026 and the payment of this distribution is $15.00 per share.

June 19, 2026	August 19, 2026
In an amount (if positive) such that our net asset value as of June 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2026 through June 30, 2026 and the payment of this distribution is $15.00 per share.

July 17, 2026	September 16, 2026
In an amount (if positive) such that our net asset value as of July 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2026 through July 31, 2026 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	2026 vs. 2025
	(In thousands)
Interest income	$17,473	$18,617	$(1,144)	$36,090	$35,496	$594
Payment-in-kind interest income	1,425	1,300	125	2,725	2,337	388
Discount amortization	573	873	(300)	1,446	1,530	(84)
Non-cash dividend income	307	307	—	614	702	(88)
Dividend income	1	40	(39)	41	42	(1)
Fee income	42	89	(47)	131	216	(85)
Total investment income	19,821	21,226	(1,405)	41,047	40,323	724
Net expenses	8,178	9,183	(1,005)	17,361	17,904	(543)
Net investment income	11,643	12,043	(400)	23,686	22,419	1,267
Net realized gain (loss) on investment transactions	88	106	(18)	194	(2,426)	2,620
Net change in unrealized appreciation (depreciation) on investment transactions	(13,760)	(1,756)	(12,004)	(15,516)	3,330	(18,846)
Net gain (loss) on investment transactions	(13,672)	(1,650)	(12,022)	(15,322)	904	(16,226)
Net realized gain (loss) on extinguishment of debt	—	—	—	—	(432)	432
Net increase (decrease) in net assets resulting from operations	$(2,029)	$10,393	$(12,422)	$8,364	$22,891	$(14,527)
Average earning debt investments, at fair value	$837,413	$834,013	$3,400	$835,875	$728,515	$107,360
Average earning preferred equity investments, at fair value	$9,513	$9,265	$248	$9,386	$9,782	$(396)

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

Investment Income

Investment income decreased from the three months ended December 31, 2025 to the three months ended March 31, 2026 by $1.4 million, primarily due to (i) lower interest income reflecting the delayed impact of interest rate reductions in December 2025, which more than offset higher interest income from an increase in the average earning debt investments balance of $3.4 million, and (ii) decreased discount amortization and prepayment fee income driven by decreased loan repayments.

Investment income increased from the six months ended March 31, 2025 to the six months ended March 31, 2026 by $0.7 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to an increase in the average earning debt investments balance of $107.4 million that was offset by decreased discount amortization and prepayment fee income driven by decreased loan repayments.

The annualized income yield by debt security type for the three months ended March 31, 2026, December 31, 2025 and the six months ended March 31, 2026 and March 31, 2025 are as follows:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Senior secured	8.9%	9.3%	9.1%	10.0%
One stop	9.1%	9.5%	9.3%	10.4%
Second lien	13.2%	13.0%	13.0%	13.4%
Subordinated debt	10.8%	11.2%	11.0%	12.6%

Income yields on senior secured and one stop loans decreased for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025 primarily due to the delayed impact of interest base rate reductions in December 2025. Income yields on senior secured and one stop loans decreased for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025, primarily due to declining interest base rates and, to a lesser extent, spread compression on new and amended debt investments. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.4% of our loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2026 and September 30, 2025, the weighted average base rate floor of our loans was 0.72% and 0.73%, respectively.

As of March 31, 2026, we have second lien investments in two portfolio companies and subordinated debt investments in five portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment and the impact of prepayment fees.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	2026 vs. 2025
	(In thousands)
Interest and facility fee expenses	$4,508	$4,916	$(408)	$9,424	$9,900	$(476)
Amortization of debt issuance costs	389	353	36	742	587	155
Base management fee	2,122	2,165	(43)	4,287	3,757	530
Income incentive fee	626	1,318	(692)	1,944	2,494	(550)
Capital gain incentive fee accrued (reversal) under GAAP	(120)	(186)	66	(306)	27	(333)
Administrative service fee	288	300	(12)	588	508	80
Professional fees	284	264	20	548	542	6
General and administrative expenses	81	53	28	134	89	45
Net expenses	$8,178	$9,183	$(1,005)	$17,361	$17,904	$(543)
Average debt outstanding	$326,780	$321,675	$5,105	$324,105	$287,311	$36,794

Interest Expense

Interest and other debt financing expenses, net of amortization of debt issuance costs, decreased by $0.4 million from the three months ended December 31, 2025 to the three months ended March 31, 2026 primarily due to lower interest base rates on our floating rate borrowings that more than offset higher interest expense from an increase in our average debt outstanding of $5.1 million. Interest and other debt financing expenses, including amortization of debt issuance costs, decreased by $0.3 million from the six months ended March 31, 2025 to the six months ended

March 31, 2026, primarily due to lower interest base rates on our floating rate borrowings and reduced interest rate spreads resulting from the November 2025 amendment to our DB Credit Facility (as defined in Note 7) that reduced the interest rate spread to SOFR plus 1.60% from SOFR plus 2.10% (“the DB Facility Amendment”) that more than offset higher interest expense from an increase in average debt outstanding of $36.8 million. For more information about our outstanding borrowings for the three and six months ended March 31, 2026 and 2025, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended March 31, 2026 and December 31, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.1% and 6.5%, respectively. For the six months ended March 31, 2026 and 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.3% and 7.3%, respectively.

The effective annualized average interest rate decreased from the three months ended December 31, 2025 to the three months ended March 31, 2026 and from the six months ended March 31, 2025 to the six months ended March 31, 2026 primarily due to reduced borrowing costs resulting from decreased interest base rates on our floating rate borrowings and lower interest rate spreads resulting from the DB Credit Facility Amendment.

Management Fees

The base management fee decreased for the three months ended December 31, 2025 to the three months ended March 31, 2026 primarily due to fewer days in the period, as the fee is calculated at an annual rate of 1.00% and adjusted based on the actual number of days elapsed in the period.

The base management fee increased for the six months ended March 31, 2025 to the six months ended March 31, 2026 primarily due to an increase in average gross assets.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee decreased by $0.7 million from the three months ended December 31, 2025 to the three months ended March 31, 2026 primarily due to the application of the Incentive Fee Cap (as defined in “Note 4 – Related Party Transactions”), which limited the Income Incentive Fee to 5.2% of Pre‑Incentive Fee Net Investment Income. The Income Incentive Fee decreased by $0.6 million from the six months ended March 31, 2025 to the six months ended March 31, 2026, primarily due to the application of the Incentive Fee Cap that limited the Income Incentive Fee accrued for the three months ended March 31, 2026, offsetting the impact of a higher rate of return on increased Pre‑Incentive Fee Net Investment Income driven by net funds growth.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 10.0% for the three months ended December 31, 2025 and the six months ended March 31, 2026 and 2025.

As of March 31, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2026 there was no capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $0.3 million of capital gain incentive fee accrued under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. For the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026, we recorded a reversal of the capital gain incentive fee under GAAP of $0.1 million, $0.2 million and $0.3 million, respectively. For the six months ended March 31, 2025, the accrual for the capital gain incentive fee under GAAP was less than $0.1 million.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2026 and September 30, 2025, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by less than $0.1 million from the three months ended December 31, 2025 to the three months ended March 31, 2026, primarily due to an increase in general and administrative expenses and professional fees that were partially offset by a decrease in administrative service fees.

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.1 million from the six months ended March 31, 2025 to the six months ended March 31, 2026, primarily due to higher general and administrative expenses and professional fees associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during both the three months ended March 31, 2026 and December 31, 2025 were $0.4 million. Total expenses reimbursed to the Administrator during both the six months ended March 31, 2026 and 2025 were $0.7 million.

As of March 31, 2026 and September 30, 2025, included in accounts payable and other liabilities were $0.3 million and $0.4 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025	March 31, 2026	March 31, 2025	2026 vs. 2025
	(In thousands)
Net realized gain (loss) from investments	$—	$—	$—	$—	$(1,720)	$1,720
Net realized gain (loss) from foreign currency transactions	88	106	(18)	194	(706)	900
Net realized gain (loss) on investment transactions	$88	$106	$(18)	$194	$(2,426)	$2,620
Unrealized appreciation from investments	$272	$1,629	$(1,357)	$615	$5,079	$(4,464)
Unrealized (depreciation) from investments	(13,938)	(3,306)	(10,632)	(15,958)	(2,470)	(13,488)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(94)	(79)	(15)	(173)	721	(894)
Net change in unrealized appreciation (depreciation) on investment transactions	$(13,760)	$(1,756)	$(12,004)	$(15,516)	$3,330	$(18,846)
Net realized gain (loss) on extinguishment of debt	$—	$—	$—	$—	$(432)	$432

During the three months ended for both March 31, 2026 and December 31, 2025, we had a net realized gain on investment transactions of $0.1 million, driven by the translation of foreign currency amounts and transactions into U.S. dollars.

During the six months ended March 31, 2026, we had a net realized gain on investment transactions of $0.2 million, driven by the translation of foreign currency amounts and transactions into U.S. dollars. During the six months ended March 31, 2025, we had a net realized loss on investment transactions of $2.4 million, primarily attributable to realized losses on the restructuring of debt and equity investments of two portfolio company investments and net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended March 31, 2026, we had $0.3 million in unrealized appreciation on 59 portfolio company investments, which was offset by $13.9 million in unrealized depreciation on 256 portfolio company investments.

For the three months ended December 31, 2025, we had $1.6 million in unrealized appreciation on 82 portfolio company investments, which was offset by $3.3 million in unrealized depreciation on 224 portfolio company investments.

For the six months ended March 31, 2026, we had $0.6 million in unrealized appreciation on 54 portfolio company investments, which was offset by $16.0 million in unrealized depreciation on 261 portfolio company investments.

For the six months ended March 31, 2025, we had $5.1 million in unrealized appreciation on 121 portfolio company investments, which was offset by $2.5 million in unrealized depreciation on 127 portfolio company investments.

Unrealized appreciation for the three and six months ended March 31, 2026 and three months ended December 31, 2025 primarily resulted from an increase in fair values of certain portfolio company equity investments. Unrealized appreciation for the six months ended March 31, 2025 was primarily due to (i) the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments and (ii) fair valuing recent originations up to or near par.

Unrealized depreciation for the three and six months ended March 31, 2026 primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories, as defined below under the “Portfolio Composition, Investment Activity and Yield” section and (2) isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status and (ii) debt and equity investments in portfolio companies with pre-existing credit challenges. Unrealized depreciation for the three months ended December 31, 2025 primarily resulted from isolated deterioration in the performance of (i) debt investments in portfolio companies that were taken to non-accrual status and (ii) debt and equity investments in certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the six months ended March 31, 2025 primarily resulted from isolated deterioration in the credit performance of (i) a small number of portfolio companies and (ii) portfolio companies that were taken to or on non-accrual status.

Liquidity and Capital Resources

For the six months ended March 31, 2026, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $1.7 million. During the period, cash provided by operating activities was $2.9 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $41.3 million, partially offset by fundings of portfolio investments of $57.2 million. During the same period, cash used in financing activities was $1.2 million, primarily driven by borrowings on debt of $60.3 million, offset by repayments of debt of $39.1 million and distributions paid of $21.9 million.

For the six months ended March 31, 2025, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $8.5 million. During the period, we used $58.5 million in operating activities, primarily as a result of fundings of portfolio investments of $131.7 million, partially offset by proceeds from principal payments and sales of portfolio investments of $52.6 million. During the same period, cash provided by financing activities was $66.9 million, primarily driven by borrowings on debt of $354.2 million and proceeds from the issuance of common stock of $59.9 million, partially offset by repayments of debt of $324.0 million and distributions paid of $22.0 million.

As of March 31, 2026 and September 30, 2025, we had cash and cash equivalents totaling $5.0 million and $5.2 million, respectively. In addition, we had foreign currencies of $1.5 million and $1.6 million as of March 31, 2026 and September 30, 2025, respectively. As of March 31, 2026 and September 30, 2025, we had restricted cash and restricted cash equivalents totaling $15.3 million and $12.2 million, respectively, and restricted foreign currencies of $0.5 million and $1.8 million as of March 31, 2026 and September 30, 2025, respectively. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash, restricted cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of both March 31, 2026 and September 30, 2025, we had investor capital subscriptions totaling $542.6 million and no uncalled capital commitments.

Revolving Debt Facilities

DB Credit Facility - On May 14, 2024, we and GDLC Funding II entered into the DB Credit Facility (as defined in Note 7 of our consolidated financial statements) with Deutsche Bank. As of March 31, 2026 and September 30, 2025, the DB Credit Facility allowed GDLC Funding II to borrow up to $450.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2026 and September 30, 2025, we had $335.2 million and $314.9 million, respectively, outstanding under the DB Credit Facility. As of March 31, 2026 and September 30, 2025, subject to leverage and borrowing base restrictions, we had approximately $114.8 million and $135.1 million of remaining commitments, respectively, and $75.2 million and $104.1 million, respectively, of availability on the DB Credit Facility.

Adviser Revolver - As of March 31, 2026 and September 30, 2025, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of March 31, 2026 and September 30, 2025, we had $70.0 million of commitments and availability under the Adviser Revolver. As of March 31, 2026 and September 30, 2025, we had no outstanding debt under the Adviser Revolver.

PNC Facility - On November 18, 2024, all amounts outstanding under our PNC Facility, (as defined in Note 7 of our consolidated financial statements) were repaid, following which the agreements governing the PNC Facility were terminated.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of March 31, 2026, our asset coverage for borrowed amounts was 259.4%.

As of March 31, 2026, we had outstanding commitments to fund investments totaling $112.5 million, including $55.5 million of unfunded commitments on revolvers. As of September 30, 2025, we had outstanding commitments to fund investments totaling $139.5 million, including $57.1 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of March 31, 2026 and September 30, 2025, respectively. A summary of maturity requirements for our principal borrowings under the DB Credit Facility and the Adviser Revolver as of March 31, 2026 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2026. As of March 31, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2026 and September 30, 2025, we had investments in 299 and 277 portfolio companies, respectively, with a total fair value of $852.8 million and $845.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended				Six months ended
	March 31, 2026		December 31, 2025		March 31, 2026		March 31, 2025
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$1,093	12.8%	$2,600	7.9%	$3,693	9.0%	$3,571	2.7%
One stop	7,050	82.9	29,804	91.1	36,854	89.4	122,965	93.1
Subordinated debt	—	—	—	—	—	—	—	—
Second lien	—	—	—	—	—	—	3,259	2.5
Equity	363	4.3	311	1.0	674	1.6	2,261	1.7
Total new investment commitments	$8,506	100.0%	$32,715	100.0%	$41,221	100.0%	$132,056	100.0%

For the six months ended March 31, 2026 and 2025, we had approximately $41.3 million and $52.6 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2026(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$54,086	$53,641	$53,541	$45,094	$44,607	$44,958
Non-accrual(3)	422	419	288	7	5	2
One stop
Performing	785,669	774,951	769,662	773,840	760,922	770,096
Non-accrual(3)	1,497	1,437	775	145	125	125
Second lien
Performing	4,846	4,832	4,807	6,818	6,794	6,829
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt
Performing	1,161	1,144	1,120	1,211	1,184	1,209
Non-accrual(3)	—	—	—	—	—	—
Equity
Performing	N/A	19,778	21,764	N/A	20,340	22,602
Non-accrual(3)	N/A	1,389	889	N/A	—	—
Total	$847,681	$857,591	$852,846	$827,115	$833,977	$845,821

(1)As of March 31, 2026, $147.6 million and $144.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of March 31, 2026, $0.9 million and $0.7 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of March 31, 2026, we had loans in six portfolio companies and preferred equity securities in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value was 0.4% and 0.2%, respectively. As of September 30, 2025, we had loans in two portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value was less than 0.1%. As of September 30, 2025, we did not have any preferred equity securities on non-accrual status.

As of March 31, 2026 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 97.9% and 99.5%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2026 and December 31, 2025 and the six months ended March 31, 2026 and 2025:

	Three months ended		Six months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Weighted average rate of new investment fundings	8.3%	8.4%	8.4%	9.6%
Weighted average spread over the applicable base rate of new floating rate investment fundings	4.8%	4.7%	4.7%	5.3%
Weighted average fees of new investment fundings	0.6%	0.6%	0.6%	0.9%
Weighted average rate of sales and payoffs of portfolio investments[1]	9.4%	8.7%	8.8%	10.6%

(1)    Excludes the disposition of non-accrual assets, if any.

As of March 31, 2026, 97.4% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 97.0% and 96.9% of our debt portfolio at amortized cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2026 and September 30, 2025, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $81.4 million and $82.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$22,067	2.6%	$53,996	6.4%
4	780,331	91.5	763,080	90.2
3	48,578	5.7	28,707	3.4
2	1,870	0.2	38	0.0 *
1	—	—	—	—
Total	$852,846	100.0%	$845,821	100.0%
* Represents an amount less than 0.1%.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and September 30, 2025:

	Average Price[1]
Category	March 31, 2026	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.4%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	91.8	93.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	53.4	36.0
Total	97.9%	99.5%

(1)Includes only debt investments held as of March 31, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of March 31, 2026 and December 31, 2025, the net change in unrealized depreciation on debt and equity investments for the three months ended March 31, 2026 and the primary drivers of reductions in average price of our debt investments by internal performance rating category as of March 31, 2026 as compared to December 31, 2025:

	Average Price[1]		Net Change in Unrealized Depreciation on Investments[2,3]
Category	March 31, 2026	December 31, 2025	$ Per Share	% to Total	Primary Driver
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.4%	99.8%	$(0.33)	87%	Spread widening
Internal Performance Rating 3 (Performing Below Expectations)	91.8	93.8	(0.04)	11%	Spread widening, credit challenges
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	53.4	60.5	(0.01)	3%	Pre-existing credit challenges
Total	97.9%	99.4%	$(0.38)	100%
Note: Percentages may not sum due to rounding.
(1)Includes only debt investments held as of March 31, 2026 and December 31, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.
(2)Net change in unrealized depreciation on investments reflects the net change in unrealized appreciation or depreciation on total debt and equity investments for the three months ended March 31, 2026 and excludes the change in unrealized appreciation or depreciation resulting from the translation of assets and liabilities in foreign currencies.

(3)Based on weighted average shares outstanding for the three months ended March 31, 2026.

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
•As of March 31, 2026, GGP Class B-P, LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $102.0 million. As of March 31, 2026, we have issued 6,806,927.360 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102.0 million. We have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•As of March 31, 2026, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors, has an aggregate commitment to us of $300.0 million. As of March 31, 2026, we have issued 20,007,020.321 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate capital contributions totaling $300.0 million.
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
Pursuant to Rule 2a-5 under the 1940 Act, our board of directors, as permitted, has designated GC Advisors as our valuation designee (the “Valuation Designee”) to perform the determination of fair value of our investments for which market quotations are not readily available, or valued by a third-party pricing service, in accordance with our valuation policies and procedures, subject to the oversight of our board of directors.
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
Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. As part of the valuation process described below, the Valuation Designee discusses the valuation conclusions and determined the fair value of each portfolio investment in good faith.
For periods ending on or before December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided by a third-party pricing service or other quote: Our quarterly valuation process began with each portfolio company investment being initially valued by the investment professionals of the Valuation Designee responsible for the valuation function, with preliminary valuation conclusions documented and discussed with senior management. At least every other quarter, the valuation for each portfolio investment, subject to a de minimis threshold, was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm.
For periods beginning after December 31, 2025, with respect to investments that are not publicly-traded or whose market price is not otherwise (a) readily available or (b) provided via a third-party pricing service or other quote, our Valuation Designee undertakes a multi-step valuation process each month. This monthly valuation process begins with each portfolio investment being initially valued either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) independent valuation firms that have been engaged to support the valuation of portfolio investments. Preliminary valuation conclusions are then documented and discussed with senior management and, in the case of valuations prepared by independent valuation firms, the Valuation Designee. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold) is either (i) performed by or (ii) reviewed by an independent valuation firm.
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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2026 and 2025. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation in accordance with the multi-step valuation process described above in “ — Fair Value Measurements”. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold), was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of March 31, 2026 and September 30, 2025 were valued using Level 3 inputs. As of March 31, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.
When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as our best estimate of the fair value of such investment.
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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) from investments” in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in “Net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies” on the Consolidated Statements of Operations.

Non-accrual investments: Loans may be left on accrual status while we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans as of March 31, 2026 and September 30, 2025, was $1.1 million and $0.1 million, respectively. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of March 31, 2026, there was one preferred equity security on non-accrual status with a fair value of $0.9 million. As of September 30, 2025 there were no preferred equity securities on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2026 and 2025, we did not record any U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2026 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.72% and 0.73%, respectively. In addition, the DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 1.60% as of March 31, 2026. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2026 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(16,642)	$(6,703)	$(9,939)
Down 150 basis points	(12,521)	(5,028)	(7,493)
Down 100 basis points	(8,363)	(3,352)	(5,011)
Down 50 basis points	(4,183)	(1,676)	(2,507)
Up 50 basis points	4,184	1,676	2,508
Up 100 basis points	8,370	3,352	5,018
Up 150 basis points	12,554	5,028	7,526
Up 200 basis points	16,739	6,703	10,036

(1)Assumes applicable three-month base rate as of March 31, 2026, with the exception of SONIA and Prime that utilize the March 31, 2026 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2026, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, DB Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the six months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Golub Capital Direct Lending Corporation

Date: May 14, 2026	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2026	By	/s/ Paul Solini
Paul Solini
Chief Accounting Officer
(Principal Accounting Officer)