Form 10-Q
period 2026-06-30
GOLUB CAPITAL DIRECT LENDING CORP
filed 2026-08-13
CIK 1868878

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

As of August 13, 2026, the Registrant had 36,419,182.971 shares of common stock, $0.001 par value, outstanding.

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2026	September 30, 2025
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $853,103 and $833,977, respectively)	$846,749	$845,821
Cash	1,953	4,700
Cash equivalents	3,316	523
Foreign currencies (cost of $1,890 and $1,573, respectively)	1,861	1,564
Restricted cash	7,334	4,946
Restricted cash equivalents	6,350	7,191
Restricted foreign currencies (cost of $454 and $1,813, respectively)	448	1,820
Interest receivable	6,314	8,843
Receivable for investments	364	877
Other assets	49	37
Total Assets	$874,738	$876,322
Liabilities
Debt	$316,873	$314,868
Less unamortized debt issuance costs	(1,516)	(2,084)
Debt less unamortized debt issuance costs	315,357	312,784
Interest payable	4,099	4,557
Distributions payable	4,854	8,098
Management and income incentive fees payable	3,281	3,473
Accrued trustee fees	57	39
Payable for investments purchased	19	10
Accounts payable and other liabilities	784	1,139
Total Liabilities	328,451	330,100
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and September 30, 2025	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 36,419,182.971 and 36,414,793.025 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	36	36
Paid in capital in excess of par	545,408	545,343
Distributable earnings (losses)	843	843
Total Net Assets	546,287	546,222
Total Liabilities and Total Net Assets	$874,738	$876,322
Number of common shares outstanding	36,419,182.971	36,414,793.025
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Investment income
Interest income	$18,284	$19,144	$55,820	$56,170
Payment-in-kind interest income	1,474	1,022	4,199	3,359
Dividend income	258	329	913	1,073
Fee income	65	207	196	423
Total investment income	20,081	20,702	61,128	61,025
Expenses
Interest and other debt financing expenses	4,913	5,198	15,079	15,685
Base management fee	2,135	2,009	6,422	5,766
Incentive fee	1,145	1,186	2,783	3,707
Administrative service fee	315	281	903	789
Professional fees	346	251	894	793
General and administrative expenses	4	46	138	135
Total expenses	8,858	8,971	26,219	26,875
Net investment income	11,223	11,731	34,909	34,150
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	187	—	187	(1,720)
Foreign currency transactions	10	412	204	(294)
Net realized gain (loss) on investment transactions	197	412	391	(2,014)
Net change in unrealized appreciation (depreciation) from:
Investments	(1,099)	(1,081)	(16,442)	1,528
Translation of assets and liabilities in foreign currencies	(14)	76	(187)	797
Net change in unrealized appreciation (depreciation) on investment transactions	(1,113)	(1,005)	(16,629)	2,325
Net gain (loss) on investment transactions	(916)	(593)	(16,238)	311
Net realized gain (loss) on extinguishment of debt	—	—	—	(432)
Net increase (decrease) in net assets resulting from operations	$10,307	$11,138	$18,671	$34,029
Per Common Share Data
Basic and diluted earnings (loss) per common share (Note 10)	$0.28	$0.32	$0.51	$1.03
Basic and diluted weighted average common shares outstanding (Note 10)	36,419,183	34,907,577	36,417,625	32,977,532

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2024	30,764,173.550	$31	$460,589	$843	$461,463
Issuance of common stock	5,642,666.666	5	84,635	—	84,640
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	34,150	34,150
Net realized gain (loss) on investment transactions	—	—	—	(2,014)	(2,014)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	2,325	2,325
Net realized gain (loss) on extinguishment of debt	—	—	—	(432)	(432)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	5,702.072	—	85	—	85
Distributions from distributable earnings (losses)	—	—	—	(26,530)	(26,530)
Distributions declared and payable	—	—	—	(7,499)	(7,499)
Total increase (decrease) for the nine months ended June 30, 2025	5,648,368.738	5	84,720	—	84,725
Balance at June 30, 2025	36,412,542.288	$36	$545,309	$843	$546,188
Balance at March 31, 2025	34,761,801.645	$35	$520,549	$843	$521,427
Issuance of common stock	1,648,333.333	1	24,724	—	24,725
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,731	11,731
Net realized gain (loss) on investment transactions	—	—	—	412	412
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(1,005)	(1,005)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	2,407.310	—	36	—	36
Distributions from distributable earnings (losses)	—	—	—	(3,639)	(3,639)
Distributions declared and payable	—	—	—	(7,499)	(7,499)
Total increase (decrease) for the three months ended June 30, 2025	1,650,740.643	1	24,760	—	24,761
Balance at June 30, 2025	36,412,542.288	$36	$545,309	$843	$546,188
Balance at September 30, 2025	36,414,793.025	$36	$545,343	$843	$546,222
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	34,909	34,909
Net realized gain (loss) on investment transactions	—	—	—	391	391
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(16,629)	(16,629)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	4,389.946	—	65	—	65
Distributions from distributable earnings (losses)	—	—	—	(13,817)	(13,817)
Distributions declared and payable	—	—	—	(4,854)	(4,854)
Total increase (decrease) for the nine months ended June 30, 2026	4,389.946	—	65	—	65
Balance at June 30, 2026	36,419,182.971	$36	$545,408	$843	$546,287
Balance at March 31, 2026	36,419,182.971	$36	$545,408	$(4,610)	$540,834
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,223	11,223
Net realized gain (loss) on investment transactions	—	—	—	197	197
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(1,113)	(1,113)
Distributions to stockholders:
Distributions declared and payable	—	—	—	(4,854)	(4,854)
Total increase (decrease) for the three months ended June 30, 2026	—	—	—	5,453	5,453
Balance at June 30, 2026	36,419,182.971	$36	$545,408	$843	$546,287
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$18,671	$34,029
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,136	875
Accretion of discounts and amortization of premiums	(2,103)	(2,226)
Net realized (gain) loss on investments	(187)	1,720
Net realized (gain) loss on foreign currency transactions	(204)	294
Net realized (gain) loss on extinguishment of debt	—	432
Net change in unrealized (appreciation) depreciation on investments	16,442	(1,528)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	187	(797)
Proceeds from (fundings of) revolving loans, net	(4,101)	(1,196)
Fundings of investments	(64,315)	(200,021)
Proceeds from principal payments and sales of portfolio investments	56,997	75,029
Payment-in-kind interest capitalized	(4,199)	(3,343)
Non-cash dividends capitalized	(871)	(1,030)
Proceeds from non-cash dividends	38	339
Changes in operating assets and liabilities:
Interest receivable	2,529	1,395
Receivable for investments	513	760
Other assets	(12)	(5)
Interest payable	(458)	(487)
Management and income incentive fees payable	(192)	392
Payable for investments purchased	9	—
Accrued trustee fees	18	(14)
Accounts payable and other liabilities	(355)	130
Net cash provided by (used in) operating activities	19,543	(95,252)
Cash flows from financing activities
Borrowings on debt	66,597	418,170
Repayments of debt	(63,223)	(361,739)
Capitalized debt issuance costs	(568)	(1,658)
Proceeds from issuance of common shares	—	84,640
Distributions paid	(21,850)	(33,463)
Net cash provided by (used in) financing activities	(19,044)	105,950
Net change in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies	499	10,698
Effect of foreign currency exchange rates	19	(73)
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, beginning of period	20,744	20,120
Cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies, end of period	$21,262	$30,745
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,401	$15,297
Distributions declared for the period	18,671	34,029
Supplemental disclosure of non-cash financing activities:
Stock issued in connection with dividend reinvestment plan	$65	$85
Change in distributions payable	(3,244)	481

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2026	September 30, 2025
Cash	$1,953	$4,700
Cash equivalents	3,316	523
Foreign currencies (cost of $1,890 and $1,573, respectively)	1,861	1,564
Restricted cash	7,334	4,946
Restricted cash equivalents	6,350	7,191
Restricted foreign currencies (cost of $454 and $1,813, respectively)	448	1,820
Total cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows(1)	$21,262	$20,744
(1) See Note 2 for a description of cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies.
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace & Defense
Jeppesen Holdings, LLC^	One stop	SF +	4.75%	(j)	8.41%				11/2032	$951	$947	0.2%	$932
Jeppesen Holdings, LLC(5)	One stop				N/A(6)				11/2032	—	—	—	(1)
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.73%				09/2031	7,484	7,349	1.4	7,451
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(a)(j)	9.09%				09/2031	38	37	—	38
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(j)	8.73%				09/2031	2	2	—	2
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(j)	8.73%				09/2031	47	47	—	47
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.73%				09/2031	514	510	0.1	512
PPW Aero Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.73%				09/2031	50	49	—	49
PPW Aero Buyer, Inc.	One stop	SF +	5.00%	(j)	8.73%				09/2031	5	5	—	5
Titan BW Borrower L.P.^(25)	One stop	SF +	5.38%	(j)	6.14%	cash/	2.88%	PIK	07/2032	1,191	1,181	0.2	1,177
Titan BW Borrower L.P.(5)	One stop				N/A(6)				07/2032	—	(2)	—	(2)
Titan BW Borrower L.P.	One stop	SF +	4.75%	(j)	8.41%				07/2032	59	59	—	58
										10,341	10,184	1.9	10,268
Air Freight & Logistics
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.73%				11/2031	4,380	4,308	0.8	4,341
RJW Group Holdings, Inc.	One stop	SF +	5.00%	(j)	8.67%				11/2031	277	272	—	274
RJW Group Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.73%				11/2031	855	848	0.2	847
RJW Group Holdings, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(1)
										5,512	5,427	1.0	5,461
Auto Components
Arnott, LLC	One stop	SF +	4.75%	(k)	8.49%				11/2030	440	437	0.1	425
Arnott, LLC	One stop	SF +	4.75%	(i)	8.39%				11/2030	55	55	—	53
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)	8.41%				01/2030	22	22	—	22
Collision SP Subco, LLC	One stop	SF +	4.75%	(j)(k)	8.48%				01/2030	57	54	—	57
Collision SP Subco, LLC^	One stop	SF +	4.75%	(j)	8.41%				01/2030	3,360	3,320	0.6	3,360
Collision SP Subco, LLC	One stop	SF +	4.75%	(j)	8.48%				01/2030	1,962	1,950	0.4	1,962
Collision SP Subco, LLC(5)	One stop				N/A(6)				01/2030	—	(7)	—	—
Covercraft Parent III, Inc.(7)(25)	Senior secured	SF +	5.00%	(j)	5.32%	cash/	3.50%	PIK	08/2029	271	261	—	198
Covercraft Parent III, Inc.(7)(25)	Senior secured	SF +	5.00%	(j)	5.38%	cash/	3.50%	PIK	08/2029	55	52	—	40
Covercraft Parent III, Inc.(7)(25)	Senior secured	SF +	5.00%	(j)	8.67%	cash/	0.50%	PIK	08/2029	94	91	—	69
OEConnection, LLC^	One stop	SF +	4.50%	(i)	8.14%				12/2032	6,815	6,767	1.3	6,840
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(5)	—	3
OEConnection, LLC(5)	One stop				N/A(6)				12/2032	—	(3)	—	3
										13,131	12,994	2.4	13,032
Automobiles
CAP-KSI Holdings, LLC^	One stop	SF +	5.25%	(j)	8.96%				06/2030	2,645	2,619	0.5	2,576
CAP-KSI Holdings, LLC	One stop	SF +	5.25%	(a)(j)	8.97%				06/2030	233	230	0.1	225
CG Group Holdings, LLC(25)	One stop	SF +	5.50%	(k)	9.25%				01/2030	1,880	1,861	0.4	1,866
CG Group Holdings, LLC(25)	One stop	SF +	7.50%	(i)	9.14%	cash/	2.00%	PIK	01/2030	84	80	—	81
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	1,447	1,441	0.3	1,447
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	864	861	0.2	864
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	259	258	0.1	259
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	157	156	—	157
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	149	149	—	149
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	130	130	—	130
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	107	107	—	107
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	104	104	—	104
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	104	104	—	104
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	86	86	—	86
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	$80	$79	—%	$80
Denali Midco 2, LLC(5)	One stop				N/A(6)				12/2028	—	(3)	—	—
Denali Midco 2, LLC	One stop	SF +	5.50%	(i)	9.14%				12/2028	22	21	—	22
Denali Midco 2, LLC	One stop	SF +	5.50%	(i)	9.14%				12/2028	18	18	—	18
Denali Midco 2, LLC	One stop	SF +	5.50%	(i)	9.14%				12/2028	11	11	—	11
Denali Midco 2, LLC	One stop	SF +	5.50%	(i)	9.14%				12/2028	5	5	—	5
Denali Midco 2, LLC(5)	One stop				N/A(6)				12/2028	—	(1)	—	—
Denali Midco 2, LLC	One stop	SF +	5.50%	(i)	9.14%				12/2028	25	25	—	25
Denali Midco 2, LLC^	One stop	SF +	5.50%	(i)	9.14%				12/2028	5,054	5,019	0.9	5,054
Denali Midco 2, LLC(25)	Second lien	N/A			13.00%	PIK			12/2029	3,965	3,959	0.7	3,925
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	271	268	0.1	268
High Bar Brands Operating, LLC^	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	56	56	—	56
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	23	22	—	22
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(j)	8.98%				12/2029	48	47	—	47
Lincoln Acq Buyer, LLC^	One stop	SF +	4.50%	(j)	8.23%				11/2032	468	465	0.1	468
Lincoln Acq Buyer, LLC	One stop				N/A(6)				11/2032	—	—	—	—
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				11/2032	19	18	—	19
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				11/2032	56	56	—	56
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				11/2032	19	19	—	19
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.18%				11/2032	12	12	—	12
Lincoln Acq Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				11/2032	30	30	—	30
National Express Wash Parent Holdco, LLC(5)	One stop				N/A(6)				07/2029	—	(1)	—	(2)
National Express Wash Parent Holdco, LLC(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	07/2029	137	137	—	137
National Express Wash Parent Holdco, LLC^(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	07/2029	10,550	10,497	1.9	10,497
POY Holdings, LLC^	One stop	SF +	5.50%	(j)	9.38%				05/2029	5,070	5,035	0.9	4,817
POY Holdings, LLC^	One stop	SF +	5.50%	(j)	9.38%				05/2029	3,866	3,843	0.7	3,673
POY Holdings, LLC^	One stop	SF +	5.50%	(j)	9.38%				05/2029	223	222	—	212
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.38%				05/2029	232	230	—	219
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.38%				05/2029	120	120	—	114
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.38%				05/2029	269	269	0.1	256
POY Holdings, LLC	One stop				N/A(6)				05/2029	—	—	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.38%				05/2029	361	360	0.1	343
POY Holdings, LLC	One stop	SF +	5.50%	(j)	9.38%				05/2029	20	20	—	19
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(i)	8.65%				06/2031	140	140	—	140
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(i)	8.64%				06/2031	499	497	0.1	499
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	5.00%	(i)	8.64%				06/2031	597	593	0.1	597
Quick Quack Car Wash Holdings, LLC	One stop				N/A(6)				06/2031	—	—	—	—
Quick Quack Car Wash Holdings, LLC	One stop	SF +	5.00%	(i)	8.64%				06/2031	34	33	—	34
Strickland's Enterprises, LLC^	Senior secured	SF +	4.50%	(i)(j)	8.16%				01/2031	570	568	0.1	570
Strickland's Enterprises, LLC	Senior secured				N/A(6)				01/2031	—	—	—	—
Strickland's Enterprises, LLC(5)	Senior secured				N/A(6)				01/2031	—	(1)	—	—
TWAS Holdings, LLC^	One stop	SF +	4.75%	(i)	8.39%				12/2029	179	178	—	178
TWAS Holdings, LLC(5)	One stop				N/A(6)				12/2029	—	(3)	—	(3)
Yorkshire Parent, Inc.^	Senior secured	SF +	4.50%	(j)	8.23%				12/2029	6,072	6,019	1.1	6,042
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(a)(j)	8.69%				12/2029	808	796	0.2	800
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(j)	8.16%				12/2029	1,682	1,669	0.3	1,674
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(j)	8.16%				12/2029	7	6	—	6
Yorkshire Parent, Inc.^	Senior secured	SF +	4.50%	(j)	8.16%				12/2029	42	42	—	42
Yorkshire Parent, Inc.	Senior secured	SF +	4.50%	(j)	8.23%				12/2029	2	2	—	2
										49,911	49,583	9.0	49,158
Banks
Empyrean Solutions, LLC	One stop	SF +	4.50%	(j)	8.23%				11/2031	516	514	0.1	503
Empyrean Solutions, LLC(5)	One stop				N/A(6)				11/2031	—	—	—	(2)
Empyrean Solutions, LLC(5)	One stop				N/A(6)				11/2031	—	(1)	—	(5)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
OSP Hamilton Purchaser, LLC	One stop	SF +	4.25%	(j)	8.04%				12/2029	$781	$778	0.2%	$765
OSP Hamilton Purchaser, LLC^	One stop	SF +	4.75%	(j)	8.41%				12/2029	1,318	1,307	0.2	1,292
OSP Hamilton Purchaser, LLC	One stop	SF +	4.25%	(j)	7.91%				12/2029	1,261	1,252	0.2	1,236
OSP Hamilton Purchaser, LLC	One stop	SF +	4.25%	(j)	7.92%				12/2029	106	105	—	101
										3,982	3,955	0.7	3,890
Beverages
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.48%				06/2030	2,756	2,725	0.5	2,728
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.48%				06/2030	1,137	1,128	0.2	1,126
Financial Information Technologies, LLC(5)	One stop				N/A(6)				06/2030	—	(1)	—	(2)
Financial Information Technologies, LLC^	One stop	SF +	4.75%	(j)	8.48%				06/2030	837	836	0.2	829
Spindrift Beverage Co., Inc.^	One stop	SF +	5.00%	(i)(j)	8.67%				02/2032	1,704	1,687	0.3	1,704
Spindrift Beverage Co., Inc.	One stop	SF +	5.00%	(j)	8.66%				02/2032	38	35	—	38
Spindrift Beverage Co., Inc.(5)	One stop				N/A(6)				02/2032	—	(1)	—	—
										6,472	6,409	1.2	6,423
Building Products
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(j)	9.13%				11/2028	3,759	3,746	0.7	3,750
BECO Holding Company, Inc.	One stop	SF +	5.25%	(i)	9.00%				11/2027	130	129	—	129
BECO Holding Company, Inc.^	One stop	SF +	5.25%	(j)	9.13%				11/2028	249	247	0.1	247
BECO Holding Company, Inc.(5)	One stop				N/A(6)				11/2028	—	(2)	—	(1)
										4,138	4,120	0.8	4,125
Capital Markets
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.48%				01/2031	4,785	4,748	0.9	4,714
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(j)	8.48%				01/2031	732	725	0.1	718
BlueMatrix Holdings, LLC	One stop	SF +	4.75%	(j)	8.48%				01/2031	1,610	1,597	0.3	1,586
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.48%				01/2031	824	819	0.1	812
BlueMatrix Holdings, LLC^	One stop	SF +	4.75%	(j)	8.48%				01/2031	49	49	—	49
										8,000	7,938	1.4	7,879
Chemicals
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	(2)
AP Adhesives Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	—	—	(1)
AP Adhesives Holdings, LLC^	One stop	SF +	4.75%	(j)	8.42%				04/2032	529	527	0.1	525
JSG II, Inc. and Checkers USA, Inc.^	One stop	SF +	4.50%	(i)	8.14%				09/2032	713	710	0.1	710
JSG II, Inc. and Checkers USA, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
JSG II, Inc. and Checkers USA, Inc.(5)	One stop				N/A(6)				09/2032	—	—	—	(1)
Krayden Holdings, Inc.^	Senior secured	SF +	4.75%	(j)	8.48%				03/2029	335	333	0.1	333
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(j)(k)	8.53%				03/2029	50	49	—	49
Krayden Holdings, Inc.	Senior secured	SF +	4.75%	(j)	8.48%				03/2029	104	103	—	102
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.75%	(c)	4.79%	cash/	4.25%	PIK	09/2028	2,297	2,313	0.4	2,159
PHM NL SP Bidco B.V.(8)(10)(25)	One stop	SF +	6.75%	(h)	6.27%	cash/	4.25%	PIK	09/2028	882	878	0.2	829
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	SN +	6.75%	(g)	7.48%	cash/	3.00%	PIK	09/2028	504	502	0.1	474
PHM NL SP Bidco B.V.(8)(9)(10)(25)	One stop	E +	6.75%	(c)	6.15%	cash/	3.00%	PIK	09/2028	240	238	—	226
										5,654	5,652	1.0	5,403
Commercial Services & Supplies
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.67%				01/2031	6,218	6,171	1.1	6,191
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.67%				01/2031	2,024	2,009	0.4	2,015
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.67%				01/2030	52	48	—	50
CHA Vision Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.67%				01/2031	50	49	—	49
CHA Vision Holdings, Inc.	One stop	SF +	5.00%	(j)	8.67%				01/2031	6	6	—	6
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(j)	8.74%				06/2031	27	23	—	20
CI (Quercus) Intermediate Holdings, LLC^	One stop	SF +	5.00%	(j)	8.73%				06/2031	1,684	1,673	0.3	1,669
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(j)	8.73%				06/2031	22	12	—	20
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.00%	(j)	8.66%				06/2031	25	25	—	25
Dispatch Acquisition Holdings, LLC^	One stop	SF +	4.75%	(j)	8.48%				11/2032	846	842	0.2	842
Dispatch Acquisition Holdings, LLC	One stop	SF +	4.75%	(j)	8.48%				11/2032	63	62	—	62
Kleinfelder Intermediate, LLC^	One stop	SF +	4.50%	(j)	8.16%				09/2030	830	814	0.2	828
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kleinfelder Intermediate, LLC	One stop	P +	3.50%	(a)	10.25%	09/2028	$8	$7	—%	$8
Kleinfelder Intermediate, LLC	One stop	SF +	4.50%	(j)	8.16%	09/2030	90	90	—	90
Pearl Acquisition Buyer, Inc.	One stop	SF +	4.50%	(j)	8.24%	12/2032	19	18	—	18
Pearl Acquisition Buyer, Inc.^	One stop	SF +	4.50%	(j)	8.23%	12/2032	567	566	0.1	566
Pearl Acquisition Buyer, Inc.	One stop				N/A(6)	12/2032	—	—	—	—
Profile Products, LLC	One stop	SF +	5.50%	(j)	9.28%	11/2027	345	343	0.1	343
Profile Products, LLC	One stop	SF +	5.50%	(j)	9.28%	11/2027	70	70	—	70
Profile Products, LLC	One stop	SF +	5.50%	(j)	9.28%	11/2027	15	15	—	15
Profile Products, LLC	One stop	P +	4.50%	(a)	11.25%	11/2027	12	12	—	12
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	8.88%	04/2031	104	104	—	104
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	8.89%	04/2031	72	72	—	72
PSC Parent, Inc.	One stop	SF +	5.25%	(i)	8.89%	04/2030	38	37	—	37
PSC Parent, Inc.^	One stop	SF +	5.25%	(i)	8.89%	04/2031	435	432	0.1	431
Radwell Parent, LLC^	One stop	SF +	4.75%	(j)	8.48%	04/2030	8,257	8,184	1.5	8,156
Radwell Parent, LLC^	One stop	SF +	4.75%	(j)	8.48%	04/2030	298	293	0.1	294
Radwell Parent, LLC	One stop	SF +	4.75%	(j)	8.48%	04/2030	78	73	—	74
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)	06/2029	—	—	—	—
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(j)	8.01%	06/2029	34	34	—	34
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(j)	8.01%	06/2029	103	103	—	102
Trinity Air Consultants Holdings Corporation	One stop	SF +	4.25%	(j)	8.03%	06/2029	219	217	—	217
Trinity Air Consultants Holdings Corporation	One stop				N/A(6)	06/2029	—	—	—	—
WRE Holding Corp.(5)	One stop				N/A(6)	07/2031	—	(3)	—	(9)
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.83%	07/2031	56	55	—	55
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.85%	07/2031	87	87	—	86
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.84%	07/2031	529	527	0.1	522
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.85%	07/2031	319	318	0.1	315
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.85%	07/2031	248	247	—	245
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.85%	07/2031	89	88	—	88
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.85%	07/2031	55	55	—	54
WRE Holding Corp.	One stop	SF +	5.00%	(k)	8.79%	07/2030	352	347	0.1	343
WRE Holding Corp.^	One stop	SF +	5.00%	(k)	8.74%	07/2031	4,821	4,787	0.9	4,759
							29,167	28,912	5.3	28,878
Construction & Engineering
Consor Intermediate II, LLC(5)	One stop				N/A(6)	05/2031	—	(1)	—	(1)
Consor Intermediate II, LLC	One stop	SF +	4.50%	(j)	8.23%	05/2031	20	19	—	19
Consor Intermediate II, LLC^	One stop	SF +	4.50%	(j)	8.23%	05/2031	454	452	0.1	450
DCCM, LLC^	One stop	SF +	4.75%	(i)	8.39%	06/2032	471	469	0.1	471
DCCM, LLC	One stop				N/A(6)	06/2032	—	—	—	—
DCCM, LLC	One stop	SF +	4.75%	(i)	8.39%	06/2032	7	6	—	7
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.20%	12/2030	41	41	—	41
Royal Holdco Corporation	One stop	SF +	4.50%	(j)	8.18%	12/2030	142	142	—	141
Royal Holdco Corporation^	One stop	SF +	4.50%	(j)	8.15%	12/2030	552	548	0.1	548
							1,687	1,676	0.3	1,676
Containers & Packaging
Chase Intermediate^	One stop	SF +	4.75%	(j)	8.41%	10/2028	3,979	3,966	0.7	3,899
Chase Intermediate	One stop	SF +	4.75%	(j)	8.45%	10/2028	136	135	—	129
Chase Intermediate	One stop	SF +	4.75%	(j)	8.41%	10/2028	199	198	0.1	195
Chase Intermediate	One stop	SF +	4.75%	(j)	8.41%	10/2028	169	166	—	153
Fortis Solutions Group, LLC^	One stop	SF +	5.50%	(j)	9.33%	10/2028	2,102	2,091	0.4	2,089
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	9.33%	10/2028	141	140	—	140
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	9.33%	10/2028	5	3	—	5
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	9.33%	10/2028	166	164	—	164
Packaging Coordinators Midco, Inc.(9)	One stop	SN +	5.00%	(g)	8.73%	07/2032	1,159	1,149	0.2	1,137
Packaging Coordinators Midco, Inc.^	One stop	SF +	5.00%	(j)	8.66%	07/2032	584	576	0.1	573
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)	07/2032	—	(1)	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	$—	$—	—%	$(2)
Packaging Coordinators Midco, Inc.	One stop	SF +	5.00%	(j)	8.66%				07/2032	11	11	—	11
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
Packaging Coordinators Midco, Inc.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
										8,651	8,598	1.5	8,490
Diversified Consumer Services
ABC Legal Holdings, LLC^	One stop	SF +	4.25%	(j)	7.91%				08/2032	665	662	0.1	651
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(3)
ABC Legal Holdings, LLC(5)	One stop				N/A(6)				08/2032	—	(1)	—	(4)
Action Termite Control, LLC	Senior secured	SF +	4.25%	(j)	7.98%				12/2032	5	4	—	5
Action Termite Control, LLC^	Senior secured	SF +	4.25%	(j)	7.98%				12/2032	171	170	—	171
Action Termite Control, LLC(5)	Senior secured				N/A(6)				12/2032	—	(2)	—	—
Any Hour, LLC(25)	One stop	SF +	5.75%	(j)	6.23%	cash/	3.25%	PIK	05/2030	78	78	—	74
Any Hour, LLC(25)	One stop	N/A			13.00%	PIK			05/2031	1,097	1,085	0.2	812
Any Hour, LLC(25)	One stop	SF +	5.75%	(j)	6.22%	cash/	3.25%	PIK	05/2030	386	382	0.1	360
Any Hour, LLC^(25)	One stop	SF +	5.75%	(j)	6.23%	cash/	3.25%	PIK	05/2030	2,764	2,737	0.5	2,598
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.73%				10/2030	49	49	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.73%				10/2030	2,023	1,988	0.4	1,999
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.73%				10/2029	305	288	0.1	298
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.73%				10/2030	8,501	8,347	1.5	8,400
Apex Service Partners, LLC^	One stop	SF +	5.00%	(j)	8.73%				10/2030	49	49	—	49
Apex Service Partners, LLC	One stop	SF +	5.00%	(j)	8.73%				10/2030	50	50	—	49
Aptive Environmental, LLC^	One stop	SF +	4.75%	(i)	8.39%				10/2032	882	874	0.2	882
Aptive Environmental, LLC	One stop	SF +	4.75%	(i)	8.39%				10/2032	12	12	—	12
Aptive Environmental, LLC	One stop				N/A(6)				10/2032	—	—	—	—
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(j)	8.48%				05/2030	66	63	—	50
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(j)	8.48%				05/2030	136	135	—	133
CHVAC Services Investment, LLC	One stop	SF +	4.75%	(i)(j)	8.41%				05/2030	19	18	—	18
CHVAC Services Investment, LLC^	One stop	SF +	4.75%	(j)	8.48%				05/2030	523	517	0.1	512
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	8.92%				07/2027	3,884	3,862	0.7	3,847
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	8.89%				07/2027	2,941	2,924	0.5	2,912
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	8.92%				07/2027	2,588	2,573	0.5	2,563
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.94%				07/2027	140	139	—	138
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.94%				07/2027	95	94	—	94
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.94%				07/2027	92	91	—	91
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	84	84	—	84
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.94%				07/2027	61	61	—	60
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.92%				07/2027	43	43	—	42
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.91%				07/2027	24	24	—	24
COP Hometown Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	8.93%				07/2027	49	49	—	49
EMS LINQ, LLC	One stop	SF +	6.25%	(j)	10.01%				12/2027	523	522	0.1	513
EMS LINQ, LLC	One stop	SF +	6.25%	(j)	10.01%				12/2027	44	44	—	43
Entomo Brands Acquisitions, Inc.^	Senior secured	SF +	5.25%	(j)	8.98%				07/2029	353	350	0.1	352
Entomo Brands Acquisitions, Inc.	Senior secured				N/A(6)				07/2029	—	—	—	—
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.25%	(j)	8.98%				07/2029	103	102	—	102
FPG Intermediate Holdco, LLC(25)	One stop	SF +	5.00%	(i)(k)	8.67%	PIK			06/2029	45	45	—	45
FPG Intermediate Holdco, LLC(25)	One stop	SF +	5.00%	(k)	8.67%	PIK			06/2029	77	77	—	77
FPG Intermediate Holdco, LLC(25)	One stop	SF +	5.00%	(i)(j)(k)	8.65%	PIK			06/2029	132	132	—	132
FPG Intermediate Holdco, LLC(25)	Senior secured	SF +	5.00%	(k)	8.67%	PIK			06/2029	389	373	0.1	335
FPG Intermediate Holdco, LLC(7)(25)	One stop	SF +	5.00%	(k)	8.67%	PIK			06/2029	156	125	—	126
FSS Buyer, LLC	One stop	SF +	4.50%	(i)	8.14%				08/2031	271	268	0.1	262
FSS Buyer, LLC(5)	One stop				N/A(6)				08/2030	—	—	—	(1)
HS Spa Holdings, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	424	421	0.1	424
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(a)(i)	9.41%				06/2028	19	18	—	19
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
HS Spa Holdings, Inc.	One stop	SF +	5.25%	(j)	8.91%				06/2029	$205	$205	0.1%	$205
Kodiak Buyer, LLC^	One stop	SF +	4.25%	(j)	7.98%				07/2032	491	489	0.1	491
Kodiak Buyer, LLC(5)	One stop				N/A(6)				07/2032	—	(1)	—	—
Kodiak Buyer, LLC	One stop	SF +	4.25%	(j)	7.90%				07/2032	15	15	—	15
Litera Bidco, LLC	One stop				N/A(6)				05/2028	—	—	—	—
Litera Bidco, LLC	One stop	SF +	5.00%	(i)	8.64%				05/2028	168	168	—	165
Litera Bidco, LLC(5)	One stop				N/A(6)				05/2028	—	—	—	(1)
Litera Bidco, LLC^	One stop	SF +	5.00%	(i)	8.64%				05/2028	421	420	0.1	414
Mario Purchaser, LLC^(25)	One stop	SF +	6.00%	(j)	7.83%	cash/	2.00%	PIK	10/2029	412	408	0.1	383
Mario Purchaser, LLC(25)	One stop	SF +	6.00%	(j)	7.83%	cash/	2.00%	PIK	10/2029	534	528	0.1	496
Mario Purchaser, LLC(25)	One stop	N/A			14.58%	PIK			04/2032	330	328	0.1	254
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	9.58%				10/2029	18	17	—	14
Mario Purchaser, LLC(25)	One stop	SF +	6.00%	(j)	7.83%	cash/	2.00%	PIK	10/2029	69	69	—	64
NSG Buyer, Inc. ^	One stop	SF +	5.00%	(j)	8.73%				11/2029	9,203	9,085	1.7	9,134
NSG Buyer, Inc.	One stop	SF +	5.00%	(j)	8.73%				11/2028	78	67	—	75
NSG Buyer, Inc.	One stop				N/A(6)				11/2029	—	—	—	—
RW AM Holdco, LLC(25)	One stop	SF +	5.25%	(j)	8.91%	PIK			04/2029	55	55	—	55
RW AM Holdco, LLC(7)(25)	One stop	SF +	5.25%	(j)	8.91%	PIK			04/2029	66	52	—	51
Salisbury House, LLC(5)	One stop				N/A(6)				08/2032	—	—	—	(1)
Salisbury House, LLC^	One stop	SF +	4.75%	(i)	8.39%				08/2032	745	742	0.1	739
Salisbury House, LLC	One stop	SF +	4.75%	(i)	8.39%				08/2032	36	35	—	35
SCP CDH Buyer, Inc.^	One stop	SF +	4.50%	(j)	8.23%				12/2032	708	705	0.1	705
SCP CDH Buyer, Inc.	One stop				N/A(6)				12/2032	—	—	—	—
SCP CDH Buyer, Inc.	One stop	SF +	4.50%	(j)	8.14%				12/2032	142	141	—	141
Severin Acquisition, LLC^(25)	One stop	SF +	5.00%	(i)	6.39%	cash/	2.25%	PIK	10/2031	3,200	3,176	0.6	3,104
Severin Acquisition, LLC	One stop	SF +	4.75%	(i)	8.39%				10/2031	197	194	—	185
Severin Acquisition, LLC(25)	One stop	SF +	5.00%	(i)	6.39%	cash/	2.25%	PIK	10/2031	170	167	—	150
Stellar Brands, LLC^	Senior secured	SF +	4.50%	(i)	8.14%				02/2031	669	665	0.1	669
Stellar Brands, LLC	Senior secured				N/A(6)				02/2031	—	—	—	—
Virginia Green Acquisition, LLC	One stop				N/A(6)				12/2030	—	—	—	—
Virginia Green Acquisition, LLC^	One stop	SF +	5.25%	(k)	9.08%				12/2030	9,473	9,411	1.7	9,431
Virginia Green Acquisition, LLC(5)	One stop				N/A(6)				12/2029	—	(6)	—	(4)
										57,723	57,060	10.3	56,417
Diversified Financial Services
Baker Tilly Advisory Group, LP(5)	One stop				N/A(6)				06/2030	—	(3)	—	(2)
Baker Tilly Advisory Group, LP^	One stop	SF +	4.75%	(i)	8.39%				06/2031	1,734	1,717	0.3	1,751
Baker Tilly Advisory Group, LP^	One stop	SF +	4.25%	(i)	7.89%				06/2031	541	539	0.1	539
Baker Tilly Advisory Group, LP	One stop	SF +	4.25%	(i)	7.90%				06/2031	95	94	—	94
Banker's Toolbox, Inc.^	One stop	SF +	4.50%	(k)	8.35%				07/2029	1,907	1,895	0.3	1,898
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2029	—	—	—	(1)
Banker's Toolbox, Inc.(5)	One stop				N/A(6)				07/2029	—	(1)	—	(1)
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)(25)	Subordinated debt	E +	8.00%	(d)	10.15%	PIK			07/2032	123	116	—	118
Ceres Groupe SAS & Ceres PikCo^(8)(9)(20)	One stop	E +	4.75%	(d)	6.90%				07/2031	495	465	0.1	487
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	4.75%	(d)	7.21%				07/2031	70	67	—	69
Ceres Groupe SAS & Ceres PikCo(5)(8)(9)(20)	One stop				N/A(6)				07/2031	—	—	—	(1)
Ceres Groupe SAS & Ceres PikCo(8)(9)(20)	One stop	E +	5.25%	(c)	7.54%				07/2031	741	752	0.1	730
Corsair Blade IV S.A R.L.(8)(9)(14)(25)	One stop	SN +	5.75%	(g)	9.23%	cash/	0.25%	PIK	12/2030	30	24	—	15
Corsair Blade IV S.A R.L.(8)(14)(25)	One stop	SF +	5.75%	(j)	9.15%	cash/	0.25%	PIK	12/2030	93	93	—	91
Deerfield Dakota Holding, LLC	One stop	SF +	5.25%	(i)	8.90%				09/2032	31	31	—	31
Deerfield Dakota Holding, LLC^(25)	One stop	SF +	5.75%	(j)	6.73%	cash/	2.75%	PIK	09/2032	930	922	0.2	920
Equity Methods, LLC^	One stop	SF +	4.50%	(j)	8.23%				04/2032	1,847	1,839	0.3	1,821
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(1)	—	(5)
Equity Methods, LLC(5)	One stop				N/A(6)				04/2032	—	(2)	—	(6)
Flash Topco, Inc.^	One stop	SF +	5.25%	(j)	8.91%				10/2028	316	315	0.1	309
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Flash Topco, Inc.	One stop	SF +	5.25%	(j)	9.01%				10/2028	$913	$909	0.2%	$894
Flash Topco, Inc.	One stop	SF +	6.50%	(j)	10.16%				10/2028	72	72	—	72
Higginbotham Insurance Agency, Inc.^	One stop	SF +	4.50%	(i)	8.14%				06/2031	2,046	2,038	0.4	2,037
Higginbotham Insurance Agency, Inc.	One stop	SF +	4.50%	(i)	8.14%				06/2031	35	34	—	34
Higginbotham Insurance Agency, Inc.	Senior secured	SF +	4.50%	(i)	8.14%				06/2031	176	176	—	175
Medlar Bidco Limited(8)(9)(21)	One stop	SN +	4.50%	(g)	8.23%				05/2032	2,009	2,002	0.4	1,996
Medlar Bidco Limited(8)(9)(21)	One stop	E +	4.50%	(c)	6.75%				05/2032	2,467	2,428	0.5	2,452
Medlar Bidco Limited(5)(8)(9)(21)	One stop				N/A(6)				05/2032	—	(4)	—	(4)
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.94%				10/2028	26	26	—	26
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.94%				10/2028	115	115	—	115
Wealth Enhancement Group, LLC	One stop				N/A(6)				10/2028	—	—	—	—
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.94%				10/2028	251	251	0.1	250
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.94%				10/2028	348	348	0.1	347
Wealth Enhancement Group, LLC	One stop	SF +	4.25%	(j)	7.92%				10/2028	662	661	0.1	659
Wealth Enhancement Group, LLC(5)	One stop				N/A(6)				10/2028	—	(1)	—	(2)
										18,073	17,917	3.3	17,908
Electric Utilities
Smart Energy Systems, Inc.(25)	One stop	SF +	7.50%	(j)	7.43%	cash/	3.75%	PIK	01/2030	69	68	—	69
Smart Energy Systems, Inc.^(25)	One stop	SF +	7.50%	(j)	7.43%	cash/	3.75%	PIK	01/2030	624	614	0.1	624
										693	682	0.1	693
Electronic Equipment, Instruments & Components
CST Holding Company^	One stop	SF +	5.00%	(i)	8.74%				11/2028	2,180	2,130	0.4	2,152
CST Holding Company(5)	One stop				N/A(6)				11/2028	—	(1)	—	(1)
										2,180	2,129	0.4	2,151
Food & Staples Retailing
GMF Parent, Inc.	One stop	SF +	4.50%	(j)	8.17%				12/2032	7	6	—	6
GMF Parent, Inc.^	One stop	SF +	4.50%	(j)	8.18%				12/2032	472	470	0.1	467
GMF Parent, Inc.(5)	One stop				N/A(6)				12/2032	—	(1)	—	(1)
Wineshipping.com, LLC(7)(25)	One stop	SF +	6.25%	(j)	4.88%	cash/	5.25%	PIK	12/2028	449	442	0.1	319
Wineshipping.com, LLC(7)(25)	One stop	SF +	6.25%	(j)	4.88%	cash/	5.25%	PIK	12/2028	85	83	—	58
Wineshipping.com, LLC(7)(25)	One stop	SF +	6.25%	(j)	4.88%	cash/	5.25%	PIK	12/2028	12	12	—	9
Wineshipping.com, LLC(5)(7)	One stop				N/A(6)				12/2028	—	—	—	(8)
										1,025	1,012	0.2	850
Food Products
Blast Bidco, Inc.^	One stop	SF +	6.00%	(j)	9.73%				10/2030	6,937	6,872	1.3	6,937
Blast Bidco, Inc.(5)	One stop				N/A(6)				10/2029	—	(7)	—	—
Eagle Family Foods Group, LLC^	One stop	SF +	4.75%	(j)	8.43%				08/2030	1,054	1,047	0.2	1,054
Eagle Family Foods Group, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	—
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(j)	10.13%				07/2027	540	539	0.1	540
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(j)	10.13%				07/2027	127	127	—	127
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	SN +	4.25%	(g)	7.98%				09/2032	694	697	0.1	694
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	A +	4.25%	(e)	8.71%				09/2032	162	152	—	162
Sphynx UK Bidco, Ltd.^(8)(9)(10)	One stop	E +	4.25%	(c)	6.54%				09/2032	148	150	—	148
Wizard Bidco Limited^(8)(10)	One stop	SF +	6.00%	(h)	9.68%				03/2029	650	644	0.1	633
Wizard Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.00%	(g)	7.23%	cash/	1.50%	PIK	03/2029	418	413	0.1	401
Wizard Bidco Limited^(8)(9)(10)	One stop	SN +	6.00%	(g)	9.73%				03/2029	236	217	0.1	230
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	4.75%	(g)	8.48%				09/2028	63	58	—	60
Zullas, L.C.	One stop	P +	3.75%	(a)	10.50%				06/2031	26	25	—	26
Zullas, L.C.^	One stop	SF +	4.75%	(j)	8.42%				06/2031	348	347	0.1	348
Zullas, L.C.	One stop	SF +	4.75%	(j)	8.42%				06/2031	57	56	—	57
										11,460	11,336	2.1	11,417
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment & Supplies
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(j)	8.45%				09/2032	$50	$50	—%	$49
Bayou Intermediate II, LLC^	One stop	SF +	4.75%	(j)	8.48%				09/2032	705	702	0.1	699
Bayou Intermediate II, LLC	One stop	SF +	4.75%	(j)	8.48%				09/2032	150	149	—	148
Belmont Instrument, LLC^	One stop	SF +	5.25%	(j)	8.98%				08/2028	1,816	1,791	0.3	1,809
Belmont Instrument, LLC(5)	One stop				N/A(6)				08/2028	—	(1)	—	—
Blades Buyer, Inc.	Senior secured				N/A(6)				03/2028	—	—	—	—
Blades Buyer, Inc.	Senior secured	SF +	4.75%	(j)	8.44%				03/2028	428	426	0.1	423
CCSL Holdings, LLC	One stop	SF +	5.75%	(i)	9.39%				12/2028	130	129	—	129
Centegix Intermediate II, LLC^(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	08/2032	784	781	0.2	780
Centegix Intermediate II, LLC	One stop	SF +	5.50%	(j)	9.17%				08/2032	72	71	—	71
Centegix Intermediate II, LLC(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	08/2032	113	113	—	113
CMI Parent Inc.	One stop				N/A(6)				01/2033	—	—	—	—
CMI Parent Inc.^	One stop	SF +	4.50%	(j)	8.23%				01/2033	699	698	0.1	696
CMI Parent Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(1)
HuFriedy Group Acquisition, LLC^	One stop	SF +	5.50%	(j)	9.17%				06/2031	3,618	3,592	0.7	3,601
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)	9.23%				05/2030	36	33	—	34
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)	9.22%				06/2031	792	782	0.2	789
HuFriedy Group Acquisition, LLC	One stop	SF +	5.50%	(j)	9.16%				06/2031	219	217	—	217
Isto Group, Inc.	One stop				N/A(6)				09/2032	—	—	—	—
Isto Group, Inc.^	One stop	SF +	4.75%	(j)	8.48%				09/2032	515	513	0.1	513
Isto Group, Inc.(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
RTI Surgical, Inc.(5)	One stop				N/A(6)				09/2032	—	(1)	—	(1)
RTI Surgical, Inc.^	One stop	SF +	4.75%	(j)	8.41%				09/2032	829	825	0.2	825
TIDI Legacy Products, Inc.^	One stop	SF +	4.50%	(i)	8.14%				12/2029	739	736	0.1	734
TIDI Legacy Products, Inc.(5)	One stop				N/A(6)				12/2029	—	—	—	(2)
TIDI Legacy Products, Inc.	One stop	SF +	4.50%	(i)	8.14%				12/2029	198	196	—	197
YI, LLC^	One stop	SF +	5.75%	(i)	9.39%				12/2029	2,878	2,845	0.5	2,841
YI, LLC(5)	One stop				N/A(6)				12/2029	—	(6)	—	(7)
ZimVie, Inc.	One stop	SF +	4.75%	(j)	8.48%				10/2032	40	39	—	39
ZimVie, Inc.^	One stop	SF +	4.75%	(j)	8.48%				10/2032	746	743	0.2	743
ZimVie, Inc.(5)	One stop				N/A(6)				10/2032	—	(1)	—	(1)
										15,557	15,420	2.8	15,437
Healthcare Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.25%	(i)	8.99%				12/2027	925	922	0.2	925
AAH TOPCO, LLC	One stop	SF +	5.25%	(i)	8.99%				12/2027	328	327	0.1	328
AAH TOPCO, LLC (25)	Subordinated debt	N/A			11.50%	PIK			12/2031	264	262	—	260
AAH TOPCO, LLC	One stop				N/A(6)				12/2027	—	—	—	—
AAH TOPCO, LLC	One stop	SF +	5.25%	(i)	8.99%				12/2027	3,934	3,920	0.7	3,935
AAH TOPCO, LLC	One stop	SF +	5.00%	(i)	8.74%				12/2027	506	504	0.1	504
Active Day, Inc.^	One stop	SF +	5.00%	(i)	8.64%				05/2027	440	438	0.1	439
Active Day, Inc.(5)	One stop				N/A(6)				05/2027	—	(1)	—	—
Active Day, Inc.	One stop	SF +	5.00%	(i)	8.64%				05/2027	150	150	—	150
Bamboo US Bidco, LLC^(9)	One stop	E +	5.25%	(c)	7.40%				09/2030	1,740	1,586	0.3	1,724
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(j)	8.91%				09/2030	120	120	—	119
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(j)	8.91%				09/2030	121	121	—	119
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(j)	8.91%				09/2030	374	373	0.1	371
Bamboo US Bidco, LLC	One stop	SF +	5.25%	(i)	8.89%				10/2029	176	167	—	171
Bamboo US Bidco, LLC^	One stop	SF +	5.25%	(j)	8.91%				09/2030	2,448	2,411	0.4	2,425
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2030	458	455	0.1	455
Benefit Plan Administrators of Eau Claire, LLC	One stop				N/A(6)				11/2030	—	—	—	—
Benefit Plan Administrators of Eau Claire, LLC	One stop	SF +	4.75%	(j)	8.41%				11/2030	109	108	—	108
Benefit Plan Administrators of Eau Claire, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2030	2,590	2,577	0.5	2,576
BHG Holdings, LLC^	One stop	SF +	5.50%	(j)	9.16%				04/2032	3,870	3,842	0.7	3,841
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	$—	$(4)	—%	$(4)
BHG Holdings, LLC(5)	One stop				N/A(6)		04/2032	—	(8)	—	(8)
Community Care Partners, LLC^	One stop	SF +	6.00%	(i)	9.76%		09/2026	128	128	—	128
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%		04/2031	1,525	1,424	0.3	1,502
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)		04/2031	—	(3)	—	(8)
Datix Bidco Limited and RL Datix Holdings, Inc.^(8)(10)	One stop	SF +	5.00%	(k)	8.73%		04/2031	2,484	2,449	0.5	2,446
Datix Bidco Limited and RL Datix Holdings, Inc.(5)(8)(10)	One stop				N/A(6)		10/2030	—	(6)	—	(7)
ERC Topco Holdings, LLC(25)	One stop	SF +	6.50%	(j)	10.46%	PIK	03/2030	705	656	0.1	571
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(j)	9.48%		03/2030	119	114	—	119
ERC Topco Holdings, LLC	One stop				N/A(6)		03/2030	—	—	—	—
FYI Optical Acquisitions, Inc.^(8)(9)(11)	One stop	CA +	5.25%	(l)	7.55%		09/2029	450	454	0.1	450
FYI Optical Acquisitions, Inc.(8)(9)(11)	One stop	CA +	5.25%	(l)	7.55%		09/2029	332	339	0.1	332
Heartland Veterinary Partners, LLC	Senior secured	SF +	4.75%	(k)	8.70%		06/2028	290	289	0.1	290
Heartland Veterinary Partners, LLC	Senior secured	SF +	4.75%	(k)	8.70%		06/2028	46	46	—	46
Heartland Veterinary Partners, LLC	Senior secured				N/A(6)		06/2028	—	—	—	—
HP TLE Buyer, Inc.^	One stop	SF +	4.75%	(j)	8.48%		07/2032	3,794	3,778	0.7	3,794
HP TLE Buyer, Inc.(5)	One stop				N/A(6)		07/2032	—	(4)	—	—
LOV Acquisition, LLC^	Senior secured	SF +	4.25%	(i)	7.89%		11/2031	2,109	2,101	0.4	2,109
LOV Acquisition, LLC(5)	Senior secured				N/A(6)		11/2031	—	(1)	—	—
PPV Intermediate Holdings, LLC^	One stop	SF +	5.75%	(j)	9.42%		08/2029	14,135	14,022	2.5	13,853
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	3,146	3,121	0.6	2,997
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	727	724	0.1	692
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	133	133	—	127
PPV Intermediate Holdings, LLC(25)	One stop	N/A			13.75%	PIK	08/2030	131	126	—	125
PPV Intermediate Holdings, LLC(25)	One stop	N/A			14.75%	PIK	08/2030	76	75	—	75
PPV Intermediate Holdings, LLC	One stop	SF +	5.75%	(j)	9.40%		08/2029	132	128	—	124
PPV Intermediate Holdings, LLC	One stop	SF +	5.25%	(j)	8.92%		08/2029	19	19	—	19
Premise Health Holding Corp.^	One stop	SF +	4.75%	(j)	8.48%		11/2032	6,396	6,316	1.2	6,337
Premise Health Holding Corp.(5)	One stop				N/A(6)		11/2031	—	(9)	—	(7)
Premise Health Holding Corp.^	One stop	SF +	4.75%	(j)	8.48%		11/2032	523	518	0.1	518
Premise Health Holding Corp.	One stop	SF +	4.75%	(j)	8.48%		11/2032	132	131	—	130
Signature MD, Inc.	One stop				N/A(6)		02/2032	—	—	—	—
Signature MD, Inc.(5)	One stop				N/A(6)		02/2032	—	(1)	—	2
Signature MD, Inc.^	One stop	SF +	4.50%	(i)	8.14%		02/2032	482	480	0.1	486
Suveto Buyer, LLC	One stop	SF +	4.50%	(i)	8.14%		09/2027	473	471	0.1	471
Suveto Buyer, LLC^	One stop	SF +	4.50%	(i)	8.14%		09/2027	1,083	1,081	0.2	1,081
Suveto Buyer, LLC	One stop				N/A(6)		09/2027	—	—	—	—
								58,123	57,369	10.5	57,240
Healthcare Technology
Amberfield Acquisition Co.	One stop	SF +	5.00%	(j)	8.73%		05/2030	63	63	—	63
Amberfield Acquisition Co.	One stop	SF +	5.00%	(j)	8.73%		05/2030	19	18	—	19
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Amberfield Acquisition Co.^	One stop	SF +	5.00%	(j)	8.73%				05/2030	$587	$584	0.1%	$585
Color Intermediate, LLC^	Senior secured	SF +	4.75%	(j)	8.58%				10/2029	1,037	1,027	0.2	1,027
Crow River Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.66%				01/2029	366	362	0.1	358
Crow River Buyer, Inc.(5)	One stop				N/A(6)				01/2029	—	—	—	(1)
Crow River Buyer, Inc.^	One stop	SF +	5.00%	(i)	8.64%				01/2029	819	814	0.1	803
GHX Ultimate Parent Corporation^(25)	One stop	SF +	5.00%	(j)	6.23%	cash/	2.50%	PIK	02/2033	10,222	10,119	1.9	10,222
GHX Ultimate Parent Corporation(5)	One stop				N/A(6)				02/2033	—	(10)	—	—
GHX Ultimate Parent Corporation^(25)	One stop	SF +	5.00%	(j)	6.23%	cash/	2.50%	PIK	02/2033	549	547	0.1	549
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
Healthmark Holdings, L.P.^	One stop	SF +	4.50%	(j)	8.17%				07/2032	784	780	0.1	774
Healthmark Holdings, L.P.(5)	One stop				N/A(6)				07/2032	—	(1)	—	(2)
Kona Buyer, LLC(5)	One stop				N/A(6)				07/2031	—	(1)	—	(5)
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				07/2031	300	299	0.1	297
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				07/2031	88	88	—	87
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.16%				07/2031	10	9	—	9
Kona Buyer, LLC^	One stop	SF +	4.50%	(j)	8.17%				07/2031	404	401	0.1	400
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				07/2031	24	24	—	23
Kona Buyer, LLC	One stop	SF +	4.50%	(j)	8.17%				07/2031	7	7	—	7
Lacker Bidco Limited^(8)(9)(10)	One stop	SN +	6.00%	(g)	9.73%				02/2031	2,039	1,921	0.4	2,039
Lacker Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(5)	—	—
Lacker Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.00%	(g)	7.23%	cash/	2.50%	PIK	02/2031	2,751	2,733	0.5	2,751
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				02/2031	48	49	—	32
Modernizing Medicine, Inc.^(25)	One stop	SF +	4.75%	(j)	6.23%	cash/	2.25%	PIK	04/2032	6,587	6,533	1.2	6,587
Modernizing Medicine, Inc.(5)	One stop				N/A(6)				04/2032	—	(5)	—	—
Neptune Holdings, Inc.^	One stop	SF +	4.50%	(j)	8.23%				09/2030	2,562	2,529	0.5	2,537
Neptune Holdings, Inc.(5)	One stop				N/A(6)				08/2029	—	—	—	(1)
Netsmart Technologies, Inc.^(25)	One stop	SF +	5.20%	(i)	6.14%	cash/	2.70%	PIK	08/2031	7,173	7,125	1.3	6,994
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(6)	—	(17)
Netsmart Technologies, Inc.(5)	One stop				N/A(6)				08/2031	—	(3)	—	(23)
Netsmart Technologies, Inc.^(25)	One stop	SF +	5.20%	(i)	6.14%	cash/	2.70%	PIK	08/2031	172	171	—	167
Plasma Buyer, LLC(7)(25)	One stop	SF +	5.75%	(j)	9.48%	PIK			05/2029	330	296	—	155
Plasma Buyer, LLC(7)(25)	One stop	SF +	5.75%	(j)	9.48%	PIK			05/2028	38	34	—	18
Plasma Buyer, LLC(7)(25)	One stop	SF +	5.75%	(j)	9.48%	PIK			05/2029	12	11	—	6
Plasma Buyer, LLC(25)	One stop	SF +	6.25%	(j)	9.48%	cash/	0.50%	PIK	03/2027	7	7	—	7
QF Holdings, Inc.	One stop	SF +	4.50%	(j)	8.24%				12/2032	7	7	—	6
QF Holdings, Inc.^	One stop	SF +	4.50%	(j)	8.23%				12/2032	743	742	0.1	732
QF Holdings, Inc.(5)	One stop				N/A(6)				12/2032	—	—	—	(2)
Signant Finance One Limited	One stop	SF +	5.00%	(j)	8.73%				10/2031	21	21	—	21
Signant Finance One Limited^(25)	One stop	SF +	5.00%	(j)	8.73%				10/2031	835	828	0.2	827
Signant Finance One Limited(5)	One stop				N/A(6)				10/2031	—	—	—	(1)
										38,604	38,118	7.0	38,049
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC^	One stop	SF +	6.00%	(j)	9.88%				08/2028	806	804	0.2	806
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	9.81%				08/2028	41	41	—	41
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	9.85%				08/2028	92	91	—	92
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	9.88%				08/2028	76	75	—	76
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CB Sports Holdings Bidco, LLC^	One stop	SF +	4.63%	(j)	8.36%				12/2032	295	294	0.1	294
CB Sports Holdings Bidco, LLC	One stop				N/A(6)				12/2032	—	—	—	—
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(j)	8.31%				12/2032	202	201	—	201
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(j)	8.31%				12/2032	91	91	—	90
CB Sports Holdings Bidco, LLC	One stop	SF +	4.63%	(j)	8.28%				12/2032	136	136	—	135
CR Fitness Holdings, LLC	Senior secured	SF +	4.25%	(j)	7.98%				10/2031	8	8	—	8
CR Fitness Holdings, LLC^	Senior secured	SF +	4.25%	(j)	7.98%				10/2032	748	746	0.1	748
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CR Fitness Holdings, LLC	Senior secured				N/A(6)				10/2032	$—	$—	—%	$—
Crumbl Enterprises, LLC(5)	One stop				N/A(6)				05/2032	—	(1)	—	—
Crumbl Enterprises, LLC^	One stop	SF +	4.50%	(j)	8.24%				05/2032	4,330	4,311	0.8	4,330
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	170	169	—	170
ESN Venture Holdings, LLC(25)	One stop	SF +	6.25%	(j)	6.60%	cash/	3.38%	PIK	10/2029	108	107	—	108
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	2,082	2,062	0.4	2,082
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	315	312	0.1	315
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	70	70	—	70
ESN Venture Holdings, LLC(5)	One stop				N/A(6)				10/2029	—	(1)	—	—
ESN Venture Holdings, LLC^(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	145	143	—	145
ESN Venture Holdings, LLC(25)	One stop	SF +	6.25%	(j)	6.55%	cash/	3.38%	PIK	10/2029	43	42	—	43
ESN Venture Holdings, LLC(25)	One stop	SF +	6.26%	(j)	6.61%	cash/	3.38%	PIK	10/2029	356	354	0.1	356
ESN Venture Holdings, LLC(25)	One stop	SF +	6.25%	(j)	6.61%	cash/	3.38%	PIK	10/2029	271	269	0.1	271
ESN Venture Holdings, LLC(25)	One stop	SF +	6.25%	(j)	6.57%	cash/	3.38%	PIK	10/2029	86	86	—	86
Excel Fitness Consolidator, LLC	Senior secured				N/A(6)				04/2030	—	—	—	—
Excel Fitness Consolidator, LLC	Senior secured	SF +	4.75%	(j)	8.48%				04/2030	158	157	—	158
Excel Fitness Consolidator, LLC^	Senior secured	SF +	4.75%	(j)	8.48%				04/2030	294	292	0.1	294
Harri US, LLC(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	54	54	—	51
Harri US, LLC(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	37	37	—	34
Harri US, LLC(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	36	36	—	33
Harri US, LLC(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
Harri US, LLC^(25)	One stop	SF +	7.25%	(j)	6.17%	cash/	4.75%	PIK	08/2028	333	317	0.1	311
Harri US, LLC(25)	One stop	N/A			14.00%	PIK			08/2028	956	947	0.2	956
Olo Parent, Inc.^	One stop	SF +	4.50%	(j)	8.17%				09/2032	1,039	1,037	0.2	1,019
Olo Parent, Inc.(5)	One stop				N/A(6)				09/2032	—	—	—	(2)
Patriot Acquireco, LLC	One stop	SF +	4.50%	(j)	8.17%				09/2032	13	13	—	13
Patriot Acquireco, LLC^	One stop	SF +	4.50%	(j)	8.17%				09/2032	902	898	0.2	902
PB Group Holdings, LLC^(25)	One stop	SF +	5.50%	(i)	6.39%	cash/	2.75%	PIK	08/2030	3,372	3,361	0.6	3,372
PB Group Holdings, LLC	One stop	SF +	5.00%	(i)	8.64%				08/2030	253	252	—	253
QSR Acquisition Co.^	One stop	SF +	4.25%	(i)	7.89%				06/2032	5,299	5,282	0.9	5,166
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(2)	—	(12)
QSR Acquisition Co.(5)	One stop				N/A(6)				06/2032	—	(4)	—	(30)
Rooster BidCo Limited(8)(9)(10)	One stop	SN +	4.50%	(g)	8.23%				03/2032	22	22	—	22
Rooster BidCo Limited(5)(8)(9)(10)	One stop				N/A(6)				03/2032	—	(2)	—	—
Rooster BidCo Limited^(8)(9)(10)	One stop	SN +	4.50%	(g)	8.23%				03/2032	457	443	0.1	457
Saguaro Buyer, LLC	One stop				N/A(6)				07/2032	—	—	—	—
Saguaro Buyer, LLC^	One stop	SF +	4.50%	(j)	8.23%				07/2032	396	395	0.1	396
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.23%				07/2032	174	173	—	174
Saguaro Buyer, LLC	One stop	SF +	4.50%	(j)	8.23%				07/2032	61	60	—	61
SDC Holdco, LLC(5)	One stop				N/A(6)				07/2032	—	—	—	(1)
SDC Holdco, LLC^	One stop	SF +	4.38%	(i)	8.02%				07/2032	886	882	0.2	882
SSRG Holdings, LLC	One stop	SF +	4.75%	(j)	8.42%				11/2029	258	255	—	258
SSRG Holdings, LLC^	One stop	SF +	4.75%	(j)	8.48%				11/2029	538	536	0.1	538
YE Brands Holding, LLC^	One stop	SF +	4.75%	(j)	8.48%				10/2027	2,895	2,885	0.5	2,895
YE Brands Holding, LLC	One stop				N/A(6)				10/2027	—	—	—	—
YE Brands Holding, LLC	One stop	SF +	4.75%	(j)	8.48%				10/2027	416	414	0.1	416
										29,320	29,150	5.3	29,082
Household Durables
TLB Holdings I, LLC(5)	One stop				N/A(6)				10/2031	—	(1)	—	(1)
TLB Holdings I, LLC^	One stop	SF +	4.75%	(i)	8.39%				10/2031	491	488	0.1	488
TLB Holdings I, LLC(5)	One stop				N/A(6)				10/2031	—	(1)	—	(1)
										491	486	0.1	486
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc.^	One stop	SF +	4.75%	(j)	8.48%				04/2032	$887	$883	0.2%	$878
WU Holdco, Inc.(5)	One stop				N/A(6)				04/2032	—	—	—	(1)
WU Holdco, Inc.(5)	One stop				N/A(6)				04/2032	—	—	—	(2)
										887	883	0.2	875
Industrial Conglomerates
Anova Buyer, Inc.^	One stop	SF +	4.75%	(k)	8.49%				01/2033	466	464	0.1	464
Anova Buyer, Inc.	One stop	SF +	4.75%	(j)	8.48%				01/2033	18	16	—	16
Anova Buyer, Inc.	One stop	SF +	4.75%	(j)	8.49%				01/2033	9	9	—	9
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.48%				07/2029	214	213	0.1	212
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.49%				07/2029	670	667	0.1	665
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.48%				07/2029	54	54	—	54
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.48%				07/2029	28	28	—	28
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.48%				07/2029	33	33	—	33
Dwyer Instruments, Inc.(5)(9)	One stop				N/A(6)				07/2029	—	(2)	—	—
Dwyer Instruments, Inc.^(9)	One stop	E +	5.00%	(c)	7.30%				07/2029	4,726	4,334	0.9	4,724
Dwyer Instruments, Inc.	One stop	SF +	4.75%	(j)	8.48%				07/2029	1,670	1,658	0.3	1,658
Dwyer Instruments, Inc.^	One stop	SF +	4.75%	(j)	8.48%				07/2029	385	383	0.1	383
Essential Services Holdings Corporation^(25)	One stop	SF +	5.76%	(j)	6.56%	cash/	2.88%	PIK	06/2031	3,436	3,412	0.6	3,341
Essential Services Holdings Corporation	One stop	SF +	5.25%	(j)	8.91%				06/2030	184	182	—	175
Excelitas Technologies Corp.^	One stop	SF +	5.25%	(i)	8.89%				08/2029	1,285	1,271	0.2	1,270
Excelitas Technologies Corp.^(9)	One stop	E +	5.25%	(b)	7.43%				08/2029	124	111	—	123
Excelitas Technologies Corp.(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
										13,302	12,833	2.4	13,154
Insurance
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	9.08%				07/2027	176	176	—	176
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	9.08%				07/2027	52	52	—	52
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(j)	9.08%				07/2027	49	49	—	49
AMBA Buyer, Inc.	One stop				N/A(6)				07/2027	—	—	—	—
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	9.08%				07/2027	19	19	—	19
Bellwether Buyer, LLC	One stop				N/A(6)				04/2032	—	—	—	—
Bellwether Buyer, LLC^	One stop	SF +	4.50%	(i)	8.15%				04/2032	463	461	0.1	461
Bellwether Buyer, LLC	One stop	SF +	4.50%	(i)	8.15%				04/2032	34	33	—	33
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.16%				03/2028	851	844	0.2	847
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(j)	9.17%				03/2028	572	572	0.1	569
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(j)	9.16%				03/2028	147	146	—	146
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(j)	9.16%				03/2028	704	697	0.1	701
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(j)	8.23%				07/2029	5,335	5,297	1.0	5,335
Captive Resources Midco, LLC(5)	One stop				N/A(6)				07/2028	—	(1)	—	—
Doxa Insurance Holdings, LLC^	One stop	SF +	4.50%	(j)	8.23%				12/2030	4,878	4,823	0.9	4,753
Doxa Insurance Holdings, LLC	One stop	SF +	4.50%	(j)	8.23%				12/2029	303	297	0.1	281
Doxa Insurance Holdings, LLC	One stop	SF +	4.50%	(j)	8.23%				12/2030	4,639	4,610	0.8	4,521
Doxa Insurance Holdings, LLC	One stop	SF +	4.63%	(j)	8.34%				12/2030	84	84	—	82
Doxa Insurance Holdings, LLC	One stop				N/A(6)				12/2030	—	—	—	—
Gimlet Bidco GMBH^(8)(9)(19)	One stop	E +	5.00%	(c)	7.15%				04/2031	3,725	3,428	0.7	3,693
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.00%	(c)	7.15%				04/2031	1,518	1,464	0.3	1,505
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.00%	(c)	7.16%				04/2031	184	187	—	179
Huskies Parent, Inc.^	One stop	SF +	6.00%	(i)	9.74%				11/2029	384	381	0.1	369
Illumifin Corporation	One stop	SF +	6.00%	(j)	9.93%				09/2027	184	183	—	176
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(j)	8.67%				08/2028	4,278	4,256	0.8	4,274
Integrity Marketing Acquisition, LLC	One stop				N/A(6)				08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop				N/A(6)				08/2028	—	—	—	(1)
Koala Investment Holdings, Inc.^	One stop	SF +	4.25%	(j)	7.99%				08/2032	782	779	0.1	775
Koala Investment Holdings, Inc.	One stop	SF +	4.25%	(j)	7.96%				08/2032	36	35	—	35
Koala Investment Holdings, Inc.(5)	One stop				N/A(6)				08/2032	—	(1)	—	(1)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Majesco(5)	One stop				N/A(6)				01/2033	$—	$—	$—%	$(1)
Majesco^	One stop	SF +	4.50%	(j)	8.23%				01/2033	923	921	0.2	910
MRH Trowe Germany GMBH(5)(8)(9)(19)	One stop				N/A(6)				11/2031	—	—	—	(1)
MRH Trowe Germany GMBH^(8)(9)(19)	One stop	E +	5.00%	(d)	7.16%				05/2032	559	545	0.1	552
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	5.00%	(c)(d)	7.31%				05/2032	103	106	—	101
Oakbridge Insurance Agency, LLC	One stop	SF +	5.00%	(i)	8.64%				11/2029	753	748	0.1	752
Oakbridge Insurance Agency, LLC^	One stop	SF +	4.75%	(i)	8.39%				11/2029	3,102	3,077	0.6	3,074
Oakbridge Insurance Agency, LLC	One stop	SF +	4.75%	(i)	8.39%				11/2029	39	35	—	34
Oakbridge Insurance Agency, LLC	One stop	SF +	4.75%	(i)	8.39%				11/2029	1,498	1,486	0.3	1,485
Oakbridge Insurance Agency, LLC(5)	One stop				N/A(6)				11/2029	—	(3)	—	(5)
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	5.00%	(j)	8.73%				06/2030	8,060	7,988	1.5	7,984
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(j)	8.73%				10/2028	9,941	9,876	1.8	9,793
Patriot Growth Insurance Services, LLC^	One stop	SF +	5.00%	(j)	8.88%				10/2028	652	639	0.1	645
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(j)	8.88%				10/2028	135	135	—	133
Patriot Growth Insurance Services, LLC(5)	One stop				N/A(6)				10/2028	—	(1)	—	(2)
Wasabi Lower Holdco, LLC(5)	Senior secured				N/A(6)				06/2032	—	(1)	—	(1)
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(j)	8.17%				06/2032	240	237	—	234
World Insurance Associates, LLC	One stop				N/A(6)				04/2030	—	—	—	—
World Insurance Associates, LLC	One stop	SF +	5.00%	(i)(j)	8.72%				04/2030	511	510	0.1	508
										55,913	55,168	10.1	55,224
IT Services
CivicPlus, LLC(25)	One stop	SF +	11.75%	(j)	15.48%	PIK			06/2034	142	140	—	136
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(1)	—	(3)
CivicPlus, LLC^(25)	One stop	SF +	6.00%	(j)	6.92%	cash/	2.75%	PIK	08/2030	1,214	1,207	0.2	1,196
CivicPlus, LLC(25)	One stop	SF +	6.00%	(j)	6.92%	cash/	2.75%	PIK	08/2030	206	205	—	201
CivicPlus, LLC(5)	One stop				N/A(6)				08/2030	—	(3)	—	(9)
ContractPod Technologies, Ltd.^(8)(10)(25)	One stop	SF +	6.50%	(k)	7.10%	cash/	3.25%	PIK	07/2030	304	303	0.1	298
ContractPod Technologies, Ltd.(8)(10)(25)	One stop	SF +	6.50%	(k)	7.10%	cash/	3.25%	PIK	07/2030	149	149	—	146
ContractPod Technologies, Ltd.(8)(10)(25)	One stop	SF +	6.50%	(k)	7.09%	cash/	3.25%	PIK	07/2030	22	22	—	19
Critical Start, Inc.^(25)	One stop	SF +	6.75%	(j)	6.16%	cash/	4.25%	PIK	05/2028	210	209	—	199
Critical Start, Inc.^(25)	One stop	SF +	6.75%	(j)	6.16%	cash/	4.25%	PIK	05/2028	114	114	—	109
Critical Start, Inc.	One stop	SF +	6.25%	(j)	9.91%				05/2028	16	16	—	14
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.37%	(d)	8.50%	PIK			07/2029	979	874	0.2	940
Goldcup 31018 AB(8)(9)(16)(25)	One stop	E +	6.38%	(d)	8.51%	PIK			07/2029	91	85	—	88
Goldcup 31018 AB(5)(8)(9)(16)	One stop				N/A(6)				01/2029	—	—	—	(3)
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(j)	7.66%	cash/	4.00%	PIK	11/2029	52	51	—	53
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(j)	7.66%	cash/	4.00%	PIK	11/2029	58	55	—	60
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(j)	7.66%	cash/	4.00%	PIK	11/2029	20	18	—	21
Kentik Technologies, Inc.(25)	One stop	SF +	8.00%	(j)	7.66%	cash/	4.00%	PIK	11/2029	8	7	—	9
Netwrix Corporation	One stop	SF +	4.75%	(i)	8.39%				06/2029	612	609	0.1	599
Netwrix Corporation^	One stop	SF +	4.75%	(i)	8.39%				06/2029	4,319	4,306	0.8	4,233
Netwrix Corporation(5)	One stop				N/A(6)				06/2029	—	(1)	—	(2)
Netwrix Corporation	One stop	SF +	4.75%	(i)	8.39%				06/2029	265	253	0.1	215
PDQ.com Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(2)
PDQ.com Corporation^	One stop	SF +	4.50%	(j)	8.23%				10/2032	506	505	0.1	486
PDQ.com Corporation	One stop	SF +	4.50%	(j)	8.23%				10/2032	27	26	—	17
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(4)	—	(3)
ReliaQuest Holdings, LLC(5)	One stop				N/A(6)				04/2031	—	(2)	—	(2)
ReliaQuest Holdings, LLC^(25)	One stop	SF +	5.76%	(j)	6.29%	cash/	3.13%	PIK	04/2031	8,478	8,435	1.6	8,436
ReliaQuest Holdings, LLC^(25)	One stop	SF +	5.76%	(j)	6.29%	cash/	3.13%	PIK	04/2031	52	52	—	51
WPEngine, Inc.^	One stop	SF +	5.75%	(j)	9.43%				08/2029	443	439	0.1	439
WPEngine, Inc.	One stop				N/A(6)				08/2029	—	—	—	—
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.17%				07/2027	428	428	0.1	426
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Zarya Holdco, Inc.	One stop	SF +	6.50%	(j)	10.16%		07/2027	$18	$18	—%	$18
Zarya Holdco, Inc.^	One stop	SF +	6.50%	(j)	10.17%		07/2027	170	169	—	169
								18,903	18,684	3.4	18,554
Leisure Products
Crunch Holdings, LLC^	One stop	SF +	4.50%	(i)	8.14%		09/2031	6,130	6,117	1.1	6,130
Crunch Holdings, LLC(5)	One stop				N/A(6)		09/2031	—	(2)	—	—
Movement Holdings, LLC^(8)(10)	One stop	SF +	5.50%	(k)	9.24%		03/2030	2,377	2,362	0.4	2,377
Movement Holdings, LLC(5)(8)(10)	One stop				N/A(6)		03/2030	—	(3)	—	—
								8,507	8,474	1.5	8,507
Life Sciences Tools & Services
Diamondback Acquisition, Inc.^	One stop	SF +	4.50%	(i)	8.14%		09/2032	742	741	0.1	716
Diamondback Acquisition, Inc.(5)	One stop				N/A(6)		09/2032	—	—	—	(5)
Diamondback Acquisition, Inc.	One stop	SF +	4.50%	(a)(i)	9.04%		09/2032	34	33	—	30
PAS Parent Inc.(5)	One stop				N/A(6)		08/2032	—	(2)	—	3
PAS Parent Inc.^	One stop	SF +	4.50%	(i)	8.14%		08/2032	3,179	3,138	0.6	3,188
PAS Parent Inc.(5)	One stop				N/A(6)		08/2031	—	(3)	—	—
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(j)	8.48%	PIK	03/2029	214	214	—	147
Reaction Biology Corporation(25)	One stop	SF +	4.75%	(j)	8.48%	PIK	03/2029	110	110	—	110
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	9.19%		08/2029	55	55	—	54
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	9.19%		08/2029	47	46	—	46
Unchained Labs, LLC(5)	Senior secured				N/A(6)		08/2029	—	—	—	(1)
								4,381	4,332	0.7	4,288
Machinery
AI Titan Parent, Inc.^	One stop	SF +	4.50%	(i)	8.14%		08/2031	930	923	0.2	902
AI Titan Parent, Inc.	One stop	SF +	4.50%	(i)	8.11%		08/2031	42	41	—	36
AI Titan Parent, Inc.(5)	One stop				N/A(6)		08/2031	—	(1)	—	(3)
Blackbird Purchaser, Inc.^	One stop	SF +	5.75%	(j)	9.48%		12/2030	9,161	9,108	1.7	9,095
Blackbird Purchaser, Inc.(5)	One stop				N/A(6)		12/2030	—	(4)	—	(4)
Blackbird Purchaser, Inc.	One stop	SF +	5.75%	(i)(j)	9.47%		12/2029	660	653	0.1	652
Thermogenics, Inc.(8)(9)(11)	One stop	CA +	4.25%	(m)	6.54%		06/2032	57	59	—	57
Thermogenics, Inc.(8)(11)	One stop	SF +	4.25%	(j)	7.98%		06/2032	84	84	—	84
Thermogenics, Inc.(8)(11)	One stop				N/A(6)		06/2032	—	—	—	—
Thermogenics, Inc.^(8)(11)	One stop	SF +	4.25%	(j)	7.98%		06/2032	143	143	—	143
Thermogenics, Inc.(5)(8)(11)	One stop				N/A(6)		06/2032	—	(1)	—	(1)
Thermogenics, Inc.(8)(11)	One stop	SF +	4.25%	(j)	7.91%		06/2032	45	45	—	45
Thermogenics, Inc.^(8)(9)(11)	One stop	CA +	4.25%	(m)	6.54%		06/2032	108	112	—	108
Thermogenics, Inc.(8)(9)(11)	One stop	CA +	4.25%	(m)	6.54%		06/2032	11	11	—	11
								11,241	11,173	2.0	11,125
Marine
Project Nike Purchaser, LLC^	One stop	SF +	5.00%	(j)	8.73%		04/2029	4,289	4,271	0.8	4,160
Project Nike Purchaser, LLC^	One stop	SF +	5.00%	(j)	8.73%		04/2029	97	96	—	94
Project Nike Purchaser, LLC(5)	One stop				N/A(6)		04/2029	—	(1)	—	(5)
								4,386	4,366	0.8	4,249
Media
Lotus Topco, Inc.	One stop				N/A(6)		06/2030	—	—	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	8.48%		06/2030	557	554	0.1	557
Lotus Topco, Inc.	One stop				N/A(6)		06/2030	—	—	—	—
Lotus Topco, Inc.^	One stop	SF +	4.75%	(j)	8.48%		06/2030	514	511	0.1	514
Shout! Factory, LLC^	One stop	SF +	5.25%	(j)	8.98%		06/2031	1,152	1,144	0.2	1,137
Shout! Factory, LLC	One stop	SF +	5.25%	(j)	8.90%		06/2031	38	37	—	36
								2,261	2,246	0.4	2,244
Oil, Gas & Consumable Fuels
Edition Holdings, Inc.^	One stop	SF +	4.50%	(i)	8.14%		12/2032	617	616	0.1	615
Edition Holdings, Inc.	One stop	SF +	4.50%	(i)	8.15%		12/2032	2	2	—	2
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Edition Holdings, Inc.(5)	One stop				N/A(6)				12/2032	$—	$—	—%	$(1)
										619	618	0.1	616
Paper & Forest Products
Messenger, LLC^	One stop	SF +	5.00%	(j)	8.67%				12/2027	548	547	0.1	548
Messenger, LLC^	One stop	SF +	5.00%	(j)	8.67%				12/2027	166	165	—	165
Messenger, LLC	One stop	SF +	5.00%	(j)	8.67%				12/2027	83	83	—	83
Messenger, LLC	One stop				N/A(6)				12/2027	—	—	—	—
Messenger, LLC(5)(9)	One stop				N/A(6)				12/2027	—	(1)	—	—
Messenger, LLC^(9)	One stop	SN +	5.00%	(g)	8.73%				12/2027	988	928	0.2	988
Messenger, LLC^	One stop	SF +	5.00%	(j)	8.67%				12/2027	559	557	0.1	559
										2,344	2,279	0.4	2,343
Pharmaceuticals
ACP Ulysses Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.73%				02/2030	225	217	0.1	223
Caerus Midco 3 S.A.R.L.^	One stop	SF +	5.00%	(j)	8.73%				05/2029	767	760	0.2	751
Caerus Midco 3 S.A.R.L.^	One stop	SF +	5.00%	(j)	8.73%				05/2029	137	136	—	134
Caerus Midco 3 S.A.R.L.	One stop	SF +	5.00%	(j)	8.73%				05/2029	117	116	—	115
Caerus Midco 3 S.A.R.L.	One stop	SF +	5.00%	(i)	8.65%				05/2029	71	70	—	69
Caerus Midco 3 S.A.R.L.	One stop	SF +	5.00%	(j)	8.73%				05/2029	20	20	—	20
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(j)	9.42%				10/2028	579	575	0.1	539
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(j)	9.42%				10/2028	194	193	—	181
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.75%	(j)	9.42%				10/2028	162	159	—	151
Cobalt Buyer Sub, Inc.	One stop	SF +	5.75%	(j)	9.42%				10/2027	140	139	—	134
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.75%	(j)	9.42%				10/2028	245	243	0.1	228
Creek Parent, Inc.^	One stop	SF +	5.00%	(i)	8.64%				12/2031	7,080	6,983	1.3	6,975
Creek Parent, Inc.(5)	One stop				N/A(6)				12/2031	—	(13)	—	(15)
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	6.53%	(g)	7.73%	cash/	2.53%	PIK	11/2028	1,535	1,585	0.3	1,474
Spark Bidco Limited^(8)(9)(10)(25)	Senior secured	SN +	6.53%	(g)	7.73%	cash/	2.53%	PIK	11/2028	659	601	0.1	633
Spark Bidco Limited(8)(10)(25)	Senior secured	SF +	6.53%	(k)	7.85%	cash/	2.53%	PIK	11/2028	478	474	0.1	458
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	6.53%	(g)	7.73%	cash/	2.53%	PIK	11/2028	186	160	—	179
Spark Bidco Limited(8)(9)(10)(25)	Senior secured	SN +	6.53%	(g)	7.73%	cash/	2.53%	PIK	11/2028	163	149	—	156
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	6.25%	(g)	9.98%				11/2028	99	101	—	95
										12,857	12,668	2.3	12,500
Professional Services
ALKU Intermediate Holdings, LLC^	One stop	SF +	6.25%	(j)	9.98%				05/2029	539	535	0.1	532
ALKU Intermediate Holdings, LLC^	One stop	SF +	5.50%	(j)	9.23%				05/2029	60	59	—	58
bswift, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2028	453	447	0.1	446
bswift, LLC^	One stop	SF +	4.75%	(j)	8.42%				11/2028	2,582	2,574	0.5	2,544
bswift, LLC	One stop	SF +	4.75%	(j)	8.42%				11/2028	369	367	0.1	363
Denali Intermediate Holdings, Inc.	One stop	SF +	5.50%	(i)	9.12%				08/2032	16	16	—	16
Denali Intermediate Holdings, Inc.^	One stop	SF +	5.50%	(i)	9.15%				08/2032	905	897	0.2	896
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	321	318	0.1	318
DISA Holdings Corp.(25)	Subordinated debt	SF +	8.50%	(j)	10.18%	cash/	2.00%	PIK	03/2029	53	53	—	53
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	36	36	—	36
DISA Holdings Corp.	One stop	SF +	5.00%	(j)	8.69%				09/2028	45	45	—	45
DISA Holdings Corp.(5)	Senior secured				N/A(6)				09/2028	—	(1)	—	(1)
DISA Holdings Corp.^	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	485	481	0.1	481
DISA Holdings Corp.	Senior secured	SF +	5.00%	(j)	8.69%				09/2028	356	353	0.1	353
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(5)	—	(3)
Eclipse Buyer, Inc.^	One stop	SF +	4.50%	(j)	8.15%				09/2031	1,264	1,255	0.2	1,239
Eclipse Buyer, Inc.(5)	One stop				N/A(6)				09/2031	—	(1)	—	(4)
Eliassen Group, LLC^	One stop	SF +	5.75%	(j)	9.48%				04/2028	73	72	—	70
Eliassen Group, LLC	One stop	SF +	5.75%	(j)	9.48%				04/2028	15	15	—	14
IG Investments Holdings, LLC^	One stop	SF +	5.00%	(j)	8.66%				09/2028	674	668	0.1	670
IG Investments Holdings, LLC	One stop				N/A(6)				09/2028	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
NBG Acquisition Corp.^(25)	One stop	SF +	6.00%	(j)	6.16%	cash/	3.50%	PIK	11/2030	$3,260	$3,253	0.5%	$2,738
NBG Acquisition Corp.(25)	One stop	SF +	6.00%	(j)	6.23%	cash/	3.50%	PIK	11/2030	181	181	—	143
NBG Acquisition Corp.^(25)	One stop	SF +	6.00%	(j)	6.23%	cash/	3.50%	PIK	11/2030	239	238	—	201
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(j)	8.48%				12/2028	926	922	0.2	925
Procure Acquireco, Inc.^	One stop	SF +	4.75%	(j)	8.48%				12/2028	130	130	—	130
Procure Acquireco, Inc.	One stop				N/A(6)				12/2028	—	—	—	—
Procure Acquireco, Inc.(5)	One stop				N/A(6)				12/2028	—	(2)	—	—
Procure Acquireco, Inc.	One stop	SF +	4.75%	(j)	8.48%				12/2028	137	137	—	137
Teaching Company, The	Senior secured	SF +	5.50%	(j)	9.17%				02/2031	255	252	—	252
Teaching Company, The(5)	Senior secured				N/A(6)				02/2031	—	(1)	—	(1)
Varicent Intermediate Holdings Corporation(8)(11)(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	08/2031	424	422	0.1	405
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	—	—	(2)
Varicent Intermediate Holdings Corporation^(8)(11)(25)	One stop	SF +	6.00%	(j)	6.48%	cash/	3.25%	PIK	08/2031	5,661	5,603	1.0	5,406
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(7)	—	(32)
Varicent Intermediate Holdings Corporation(5)(8)(11)	One stop				N/A(6)				08/2031	—	(3)	—	(24)
										19,459	19,309	3.4	18,404
Software
Anaplan, Inc.^	One stop	SF +	4.50%	(j)	8.17%				06/2029	8,638	8,601	1.5	8,422
Anaplan, Inc.(5)	One stop				N/A(6)				06/2028	—	—	—	(5)
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	678	617	0.1	668
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	8.98%				06/2029	354	313	0.1	349
Arrow Buyer, Inc.^	One stop	SF +	5.00%	(j)	8.73%				07/2030	1,997	1,967	0.4	1,987
Arrow Buyer, Inc.	One stop	SF +	5.00%	(j)	8.73%				07/2030	127	126	—	126
Arrow Buyer, Inc.	One stop	SF +	5.00%	(j)	8.73%				07/2030	131	130	—	130
Artifact Bidco, Inc.	One stop				N/A(6)				05/2031	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.	One stop				N/A(6)				05/2030	—	—	—	—
Artifact Bidco, Inc.^	One stop	SF +	4.15%	(j)	7.88%				07/2031	453	450	0.1	453
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.00%	(j)	6.41%	cash/	3.25%	PIK	07/2027	453	453	0.1	449
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.00%	(j)	6.41%	cash/	3.25%	PIK	07/2027	95	95	—	94
Auvik Networks Inc.(5)(8)(11)	One stop				N/A(6)				07/2027	—	—	—	(1)
Auvik Networks Inc.^(8)(11)(25)	One stop	SF +	6.00%	(j)	6.41%	cash/	3.25%	PIK	07/2027	76	76	—	75
Azurite Intermediate Holdings, Inc.^	One stop	SF +	6.00%	(i)	9.64%				03/2031	837	829	0.2	825
Azurite Intermediate Holdings, Inc.	One stop	SF +	6.00%	(i)	9.64%				03/2031	1,903	1,883	0.3	1,874
Azurite Intermediate Holdings, Inc.(5)	One stop				N/A(6)				03/2031	—	(3)	—	(5)
Baxter Planning Systems, LLC(5)	One stop				N/A(6)				05/2031	—	(1)	—	(12)
Baxter Planning Systems, LLC^(25)	One stop	SF +	6.25%	(j)	6.53%	cash/	3.38%	PIK	05/2031	1,310	1,304	0.2	1,251
Bayshore Intermediate #2, L.P.	One stop	SF +	5.00%	(j)	8.68%				10/2027	922	926	0.2	903
Bayshore Intermediate #2, L.P.^(25)	One stop	SF +	5.50%	(j)	6.17%	cash/	3.00%	PIK	10/2028	5,054	5,030	0.9	4,978
BestPass, Inc.^	One stop	SF +	4.75%	(i)	8.39%				08/2031	6,153	6,131	1.1	6,030
BestPass, Inc.(5)	One stop				N/A(6)				08/2031	—	(2)	—	(12)
BestPass, Inc.	One stop	SF +	4.75%	(i)	8.39%				08/2031	817	814	0.1	801
Blinqx B.V.(8)(9)(12)	One stop	E +	5.00%	(c)	7.29%				11/2029	479	490	0.1	473
Blinqx B.V.(8)(9)(12)	One stop	E +	5.00%	(c)	7.29%				11/2029	748	695	0.1	741
Bloomerang, LLC(5)	One stop				N/A(6)				12/2029	—	(6)	—	(10)
Bloomerang, LLC(5)(25)	One stop				N/A(6)				12/2029	—	(5)	—	(9)
Bloomerang, LLC^(25)	One stop	SF +	5.50%	(j)	6.23%	cash/	3.00%	PIK	12/2029	51	51	—	50
Bloomerang, LLC^(25)	One stop	SF +	5.50%	(j)	6.23%	cash/	3.00%	PIK	12/2029	5,231	5,201	1.0	5,179
Blue Bidco Limited^(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	851	858	0.2	843
Blue Bidco Limited(8)(9)(10)	One stop	SN +	5.00%	(g)	8.73%				06/2032	37	38	—	35
Blue Bidco Limited^(8)(10)	One stop	SF +	5.00%	(j)	8.66%				06/2032	125	124	—	123
Blue Bidco Limited^(8)(9)(10)	One stop	E +	5.00%	(c)	7.40%				06/2032	484	478	0.1	477
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blue Bidco Limited(8)(10)	One stop	SF +	5.00%	(j)	8.66%				06/2032	$314	$314	0.1%	$309
Bottomline Technologies, Inc.(5)	One stop				N/A(6)				05/2028	—	(1)	—	(1)
Bottomline Technologies, Inc.^	One stop	SF +	4.50%	(j)	8.23%				05/2029	1,780	1,765	0.3	1,771
Bynder BidCo, Inc.^(8)(12)	One stop	SF +	5.50%	(j)	9.17%				01/2029	505	499	0.1	493
Bynder BidCo, Inc.^(8)(12)	One stop	SF +	5.50%	(j)	9.17%				01/2029	134	132	—	130
Bynder BidCo, Inc.(8)(12)	One stop				N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.(5)(8)(12)	One stop				N/A(6)				01/2029	—	(1)	—	(1)
Camelia Bidco Limited^(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	679	644	0.1	669
Camelia Bidco Limited^(8)(9)(10)	One stop	A +	5.50%	(f)	10.28%				08/2030	44	41	—	43
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(g)	9.23%				08/2030	133	126	—	129
Camelia Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				08/2030	—	(4)	—	(11)
Coupa Holdings, LLC^	One stop	SF +	5.25%	(j)	8.91%				02/2030	3,017	2,972	0.6	3,002
Coupa Holdings, LLC	One stop	SF +	5.25%	(j)	8.90%				02/2029	33	33	—	33
Coupa Holdings, LLC	One stop	SF +	5.25%	(j)	8.90%				02/2030	275	271	0.1	274
Crewline Buyer, Inc.^	One stop	SF +	6.75%	(j)	10.41%				11/2030	11,639	11,530	2.1	11,406
Crewline Buyer, Inc.(5)	One stop				N/A(6)				11/2030	—	(11)	—	(24)
Daxko Acquisition Corporation^	One stop	SF +	4.75%	(i)	8.39%				10/2028	1,503	1,498	0.3	1,495
Daxko Acquisition Corporation	One stop	SF +	4.75%	(i)	8.39%				10/2028	127	126	—	126
Daxko Acquisition Corporation(5)	One stop				N/A(6)				10/2028	—	(1)	—	(1)
Daxko Acquisition Corporation	One stop	SF +	4.75%	(i)	8.39%				10/2028	8	8	—	8
Daxko Acquisition Corporation	One stop	SF +	4.75%	(i)	8.39%				10/2028	266	264	0.1	263
Denali Bidco Limited^(8)(9)(10)	One stop	SN +	4.75%	(g)	8.48%				09/2031	1,381	1,318	0.3	1,367
Denali Bidco Limited^(8)(9)(10)	One stop	E +	4.75%	(c)	7.04%				09/2031	3,077	2,887	0.6	3,046
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			11.20%	PIK			09/2032	65	65	—	64
Denali Bidco Limited(8)(9)(10)(25)	Subordinated debt	N/A			9.80%	PIK			09/2032	96	97	—	94
Denali Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				09/2031	—	(14)	—	(20)
Einstein Parent, Inc.^	One stop	SF +	5.25%	(j)	8.91%				01/2031	4,001	3,940	0.7	3,941
Einstein Parent, Inc.(5)	One stop				N/A(6)				01/2031	—	(6)	—	(6)
Espresso Bidco, Inc.(25)	One stop	SF +	5.75%	(j)	6.35%	cash/	3.13%	PIK	03/2032	435	430	0.1	426
Espresso Bidco, Inc.(5)	One stop				N/A(6)				03/2032	—	(3)	—	(4)
Espresso Bidco, Inc.^(25)	One stop	SF +	5.75%	(j)	6.35%	cash/	3.13%	PIK	03/2032	1,760	1,739	0.3	1,725
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.48%				09/2030	5,380	5,279	1.0	5,300
Evergreen IX Borrower 2023, LLC(5)	One stop				N/A(6)				10/2029	—	(10)	—	(6)
Evergreen IX Borrower 2023, LLC^	One stop	SF +	4.75%	(j)	8.48%				09/2030	390	387	0.1	384
Flexera Software, LLC(5)	One stop				N/A(6)				08/2032	—	—	—	(1)
Flexera Software, LLC^	One stop	SF +	4.50%	(j)	8.15%				08/2032	700	700	0.1	683
Flexera Software, LLC^(9)	One stop	E +	4.50%	(b)	6.71%				08/2032	242	247	—	235
Flexera Software, LLC^	One stop	SF +	4.50%	(j)	8.15%				08/2032	380	379	0.1	370
Gainsight, Inc.	One stop	SF +	5.50%	(k)	9.48%				07/2027	600	598	0.1	594
Gainsight, Inc.(5)	One stop				N/A(6)				07/2027	—	—	—	(1)
GTIV, LLC^	One stop	SF +	4.50%	(j)	8.16%				02/2031	995	993	0.2	980
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.23%	cash/	4.13%	PIK	07/2029	1,960	1,946	0.3	1,901
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.23%	cash/	4.13%	PIK	07/2029	1,281	1,271	0.2	1,243
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.23%	cash/	4.13%	PIK	07/2029	235	234	—	228
GTY Technology Holdings, Inc.	One stop	SF +	6.00%	(j)	9.73%				07/2029	117	114	—	107
GTY Technology Holdings, Inc.(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	726	716	0.1	704
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	310	309	0.1	301
GTY Technology Holdings, Inc.^(25)	One stop	SF +	6.63%	(j)	6.16%	cash/	4.13%	PIK	07/2029	2,134	2,113	0.4	2,070
Gurobi Optimization, LLC(5)	One stop				N/A(6)				09/2031	—	(3)	—	—
Gurobi Optimization, LLC^	One stop	SF +	4.50%	(j)	8.23%				09/2031	4,087	4,057	0.7	4,087
Hyland Software, Inc.^	One stop	SF +	4.75%	(i)	8.39%				09/2030	13,025	12,905	2.3	12,699
Hyland Software, Inc.(5)	One stop				N/A(6)				09/2029	—	(1)	—	(3)
Icefall Parent, Inc.^	One stop	SF +	4.50%	(j)	8.23%				01/2030	7,558	7,458	1.3	7,331
Icefall Parent, Inc.(5)	One stop				N/A(6)				01/2030	—	(10)	—	(23)
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ICIMS, Inc.^	One stop	SF +	5.75%	(j)	9.42%				08/2028	$14,550	$14,469	2.5%	$13,605
ICIMS, Inc.	One stop	SF +	5.75%	(j)	9.41%				08/2028	82	80	—	64
IQN Holding Corp.	One stop	SF +	5.25%	(j)	8.99%				05/2028	42	41	—	41
IQN Holding Corp.^(25)	One stop	SF +	5.25%	(j)	8.98%	PIK			05/2029	939	935	0.2	921
IQN Holding Corp.(25)	One stop	SF +	5.25%	(j)	8.98%				05/2029	390	387	0.1	382
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(k)	7.35%	cash/	3.50%	PIK	07/2028	1,116	1,112	0.2	1,088
Island Bidco AB(8)(9)(16)(25)	One stop	E +	7.25%	(d)	2.60%	cash/	7.25%	PIK	07/2028	465	430	0.1	456
Island Bidco AB^(8)(16)(25)	One stop	SF +	7.00%	(k)	7.35%	cash/	3.50%	PIK	07/2028	190	189	—	185
Island Bidco AB(8)(16)	One stop	SF +	6.50%	(k)	10.19%				07/2028	27	27	—	26
Island Bidco AB(8)(9)(16)	One stop	E +	6.50%	(d)	8.83%				07/2028	14	14	—	13
Jawbreaker Parent, Inc.^	One stop	SF +	4.75%	(j)	8.48%				01/2033	634	631	0.1	628
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Jawbreaker Parent, Inc.(5)	One stop				N/A(6)				01/2033	—	—	—	(1)
Kairos Bidco Limited	One stop	SF +	4.75%	(j)	8.48%				07/2032	8	8	—	7
Kairos Bidco Limited^	One stop	SF +	4.75%	(j)	8.48%				07/2032	483	481	0.1	476
Kairos Bidco Limited(5)	One stop				N/A(6)				07/2032	—	(1)	—	(2)
Kairos Bidco Limited	One stop	SF +	4.75%	(j)	8.48%				07/2032	73	72	—	72
Lightcast Global, Inc.	One stop				N/A(6)				06/2028	—	—	—	—
Lightcast Global, Inc.^	One stop	SF +	4.50%	(j)	8.38%				06/2028	490	490	0.1	490
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(3)	—	(9)
LogicMonitor, Inc.^	One stop	SF +	5.50%	(j)	9.16%				11/2031	5,564	5,537	1.0	5,481
LogicMonitor, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	(4)
Matrix42 Holding GMBH(8)(9)(19)	One stop	E +	6.25%	(c)	8.45%				12/2029	993	1,004	0.2	968
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(15)	One stop	E +	5.00%	(b)	7.41%				11/2030	32	29	—	19
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(9)(15)	One stop	E +	5.00%	(c)	7.23%				11/2031	1,573	1,438	0.3	1,510
Metatiedot Bidco Oy & Metatiedot US, LLC(8)(9)(15)	One stop	E +	5.00%	(b)	7.39%				11/2031	140	142	—	135
Metatiedot Bidco Oy & Metatiedot US, LLC^(8)(15)	One stop	SF +	5.00%	(j)	8.67%				11/2031	1,031	1,019	0.2	990
Ministry Brands Holdings, LLC^	One stop	SF +	5.50%	(i)	9.24%				12/2028	1,154	1,150	0.2	1,137
Ministry Brands Holdings, LLC	One stop	SF +	5.50%	(i)	9.24%				12/2028	332	330	0.1	327
Ministry Brands Holdings, LLC(5)	One stop				N/A(6)				12/2027	—	—	—	(2)
MS Buyer, Inc.	One stop	SF +	5.25%	(j)	8.99%				07/2031	56	52	—	47
MS Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.98%				07/2031	6,020	5,978	1.1	5,929
MS Buyer, Inc.	One stop	SF +	5.25%	(j)	8.98%				07/2031	1,013	1,003	0.2	998
MYOB Invest Co Pty Ltd^(8)(9)(13)(25)	One stop	A +	5.25%	(e)	6.98%	cash/	2.75%	PIK	06/2030	5,555	5,181	1.0	5,416
Navex Global Holdings Corporation^	One stop	SF +	5.00%	(i)	8.64%				10/2032	10,873	10,706	2.0	10,656
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2031	—	(2)	—	(20)
Navex Global Holdings Corporation(5)	One stop				N/A(6)				10/2032	—	—	—	(1)
Naviga Inc.(7)	Senior secured	SF +	1.00%	(j)	4.83%				09/2026	7	5	—	2
Onit, Inc.^	One stop	SF +	4.75%	(j)	8.41%				01/2032	502	499	0.1	490
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(1)	—	(2)
Onit, Inc.(5)	One stop				N/A(6)				01/2032	—	(1)	—	(6)
Onit, Inc.^	One stop	SF +	4.50%	(j)	8.16%				01/2032	137	137	—	132
Panzura, LLC(7)(25)	One stop	N/A			9.00%	cash/	8.00%	PIK	08/2027	75	64	—	63
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.38%				01/2031	3,570	3,351	0.6	3,463
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	245	228	—	238
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	1,107	1,030	0.2	1,073
Pineapple German Bidco GMBH(8)(9)(19)(25)	One stop	E +	5.25%	(c)	7.37%				01/2031	128	114	—	115
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(j)	8.91%				01/2031	373	371	0.1	362
Pineapple German Bidco GMBH(8)(19)(25)	One stop	SF +	5.25%	(j)	8.94%				01/2031	248	243	—	240
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				01/2031	—	(4)	—	(27)
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(j)	10.23%				09/2028	239	238	—	231
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(j)	10.23%				09/2028	146	145	—	141
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(j)	10.23%				09/2028	$48	$48	—%	$46
ProcessUnity Holdings, LLC	One stop	SF +	6.50%	(j)	10.23%				09/2028	32	31	—	28
ProcessUnity Holdings, LLC^	One stop	SF +	6.50%	(j)	10.23%				09/2028	400	399	0.1	386
QAD, Inc.^	One stop	SF +	4.75%	(i)	8.39%				11/2027	3,768	3,760	0.7	3,693
QAD, Inc.(5)	One stop				N/A(6)				11/2027	—	(1)	—	(9)
Quant Buyer, Inc.	One stop	SF +	5.25%	(j)	8.92%				06/2029	1,533	1,511	0.3	1,487
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.92%				06/2029	2,354	2,345	0.4	2,284
Quant Buyer, Inc.^	One stop	SF +	5.25%	(j)	8.91%				06/2029	3,227	3,209	0.6	3,130
Quant Buyer, Inc.	One stop	SF +	5.25%	(j)	8.92%				06/2029	70	70	—	68
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	796	709	0.1	780
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	142	141	—	139
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	59	53	—	57
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	923	923	0.2	905
Rainforest Bidco Limited(5)(8)(9)(10)	One stop				N/A(6)				07/2029	—	(5)	—	(16)
Rainforest Bidco Limited(8)(10)(25)	One stop	SF +	5.43%	(h)	7.13%	cash/	1.93%	PIK	07/2029	643	643	0.1	630
Rainforest Bidco Limited(8)(9)(10)(25)	One stop	SN +	5.43%	(g)	7.23%	cash/	1.93%	PIK	07/2029	3,658	3,537	0.7	3,584
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(j)	8.49%				12/2028	4,073	4,059	0.7	4,012
Riskonnect Parent, LLC	One stop	SF +	4.75%	(j)	8.47%				12/2028	46	44	—	41
Riskonnect Parent, LLC	One stop	SF +	4.75%	(k)	8.49%				12/2028	100	100	—	99
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(k)	8.49%				12/2028	3,289	3,270	0.6	3,240
Riskonnect Parent, LLC^	One stop	SF +	4.75%	(k)	8.49%				12/2028	2,314	2,299	0.4	2,279
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.00%	(c)	7.08%				07/2029	1,003	943	0.2	988
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	4.75%	(c)	6.95%				07/2029	1,953	1,705	0.4	1,914
Sapphire Bidco Oy^(8)(9)(15)	One stop	E +	5.00%	(c)	7.24%				07/2029	160	146	—	157
Sapphire Bidco Oy(8)(9)(15)	One stop	E +	4.75%	(c)	7.06%				07/2029	155	158	—	152
Spark Bidco Limited(5)(8)(10)	One stop				N/A(6)				10/2032	—	(1)	—	(4)
Spark Bidco Limited^(8)(10)	One stop	SF +	4.75%	(j)	8.43%				10/2032	566	562	0.1	546
Spark Bidco Limited^(8)(10)	One stop	SF +	4.75%	(j)	8.43%				10/2032	205	205	—	198
Spark Bidco Limited^(8)(9)(10)	One stop	A +	4.75%	(e)	9.07%				10/2032	122	115	—	117
Templafy APS and Templafy, LLC^(8)(18)	One stop	SF +	6.00%	(j)	9.88%				07/2028	554	549	0.1	546
Templafy APS and Templafy, LLC(8)(18)	One stop				N/A(6)				07/2028	—	—	—	—
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(i)	8.89%				05/2031	137	137	—	133
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(i)	8.89%				05/2031	115	110	—	83
Togetherwork Holdings, LLC^	One stop	SF +	5.25%	(i)	8.89%				05/2031	8,532	8,480	1.5	8,276
Togetherwork Holdings, LLC	One stop	SF +	5.25%	(i)	8.89%				05/2031	214	213	—	207
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(4)	—	(17)
Transform Bidco Limited(8)(10)	One stop	SF +	6.50%	(i)	10.15%				06/2030	451	446	0.1	435
Transform Bidco Limited^(8)(10)(25)	One stop	SF +	6.50%	(j)	10.18%	PIK			01/2031	3,667	3,626	0.6	3,539
Transform Bidco Limited(8)(9)(10)(25)	One stop	A +	6.50%	(e)	11.02%				01/2031	298	279	0.1	288
Transform Bidco Limited(8)(9)(10)(25)	One stop	SN +	6.50%	(g)	10.23%				01/2031	45	43	—	43
Transform Bidco Limited^(8)(10)(25)	One stop	SF +	7.00%	(j)	7.68%	cash/	3.00%	PIK	01/2031	413	406	0.1	398
Transform Bidco Limited(5)(8)(10)	One stop				N/A(6)				01/2031	—	(3)	—	(14)
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(3)	—	(16)
Tricentis Operations Holdings, Inc.^(25)	One stop	SF +	6.00%	(j)	6.39%	cash/	3.25%	PIK	02/2032	5,599	5,578	1.0	5,459
Tricentis Operations Holdings, Inc.(5)	One stop				N/A(6)				02/2032	—	(4)	—	(26)
Trintech, Inc.^	One stop	SF +	4.75%	(i)	8.39%				01/2033	774	767	0.1	743
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(5)
Trintech, Inc.(5)	One stop				N/A(6)				01/2033	—	(1)	—	(4)
Vanco Payment Solutions, LLC(5)	One stop				N/A(6)				12/2031	—	—	—	(1)
Vanco Payment Solutions, LLC^	One stop	SF +	4.75%	(j)	8.48%				12/2031	741	735	0.1	719
Vantage Bidco GMBH^(8)(9)(19)	One stop	E +	6.25%	(c)	8.54%				04/2031	2,710	2,506	0.5	2,601
Vantage Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)				10/2030	—	(4)	—	(19)
Varinem German Midco GMBH^(8)(9)(19)	One stop	E +	5.50%	(d)	7.63%				07/2031	2,247	2,130	0.4	2,247
Varinem German Midco GMBH(8)(9)(19)	One stop	E +	4.75%	(d)	6.88%				07/2031	701	674	0.1	666
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Vendavo, Inc.	One stop	SF +	5.75%	(j)	9.50%				09/2027	$1,069	$1,067	0.2%	$1,005
Vendavo, Inc.	One stop	SF +	5.75%	(j)	9.52%				09/2027	343	343	0.1	323
Vendavo, Inc.^	One stop	SF +	5.75%	(j)	9.50%				09/2027	86	86	—	81
Viper Bidco, Inc.^(9)	One stop	SN +	4.50%	(g)	8.23%				11/2031	1,405	1,328	0.3	1,383
Viper Bidco, Inc.^	One stop	SF +	4.50%	(j)	8.23%				11/2031	3,098	3,085	0.6	3,051
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(4)
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(1)	—	(2)
Viper Bidco, Inc.(5)	One stop				N/A(6)				11/2031	—	(2)	—	(20)
WebPT, Inc.(7)(25)	One stop	SF +	6.26%	(k)	7.08%	cash/	3.13%	PIK	01/2030	36	35	—	24
Zendesk, Inc.	One stop	SF +	5.00%	(j)	8.73%				11/2028	786	780	0.1	766
Zendesk, Inc.	One stop	SF +	5.00%	(j)	8.73%				11/2028	1,498	1,487	0.3	1,460
Zendesk, Inc.(5)	One stop				N/A(6)				11/2028	—	—	—	(2)
Zendesk, Inc.^	One stop	SF +	5.00%	(j)	8.73%				11/2028	9,289	9,217	1.7	9,057
										246,459	242,410	43.9	240,087
Specialty Retail
Ave Holdings III Corp.(5)	One stop				N/A(6)				02/2028	—	(1)	—	(4)
Ave Holdings III Corp.^	One stop	SF +	5.50%	(k)	9.60%				02/2028	861	856	0.2	827
Ave Holdings III Corp.^	One stop	SF +	5.50%	(k)	9.60%				02/2028	642	640	0.1	616
Ave Holdings III Corp.	One stop	SF +	5.50%	(k)	9.60%				02/2028	84	84	—	81
Biscuit Parent, LLC	One stop				N/A(6)				02/2031	—	—	—	—
Biscuit Parent, LLC^	One stop	SF +	4.75%	(j)	8.48%				02/2031	5,995	5,965	1.1	5,995
Biscuit Parent, LLC(5)	One stop				N/A(6)				02/2031	—	(9)	—	—
Cavender Stores L.P.^	Senior secured	SF +	4.50%	(j)	8.16%				10/2029	11,074	11,012	2.0	11,074
Consilio Midco Limited^(8)(9)(10)	Senior secured	E +	4.75%	(c)	7.04%				04/2032	1,533	1,520	0.3	1,495
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(j)	8.48%				04/2032	1,283	1,277	0.2	1,251
Consilio Midco Limited^(8)(10)	Senior secured	SF +	4.75%	(j)	8.48%				04/2032	791	787	0.2	771
Consilio Midco Limited(8)(10)	Senior secured	SF +	4.75%	(j)	8.48%				04/2032	60	58	—	48
Consilio Midco Limited(5)(8)(10)	Senior secured				N/A(6)				04/2032	—	—	—	(7)
Consilio Midco Limited(8)(10)(25)	Subordinated debt	SF +	7.50%	(k)	10.94%	PIK			04/2033	337	336	0.1	329
Consilio Midco Limited(8)(9)(10)(25)	Subordinated debt	E +	7.25%	(c)(d)	9.72%	PIK			04/2033	258	256	0.1	252
Consilio Midco Limited(5)(8)(10)(25)	Subordinated debt	SF +	7.50%	(j)	11.18%	PIK			04/2033	1	1	—	(3)
CVP Holdco, Inc.(5)	One stop				N/A(6)				06/2030	—	(3)	—	(3)
CVP Holdco, Inc.^	One stop	SF +	4.75%	(i)	8.39%				06/2031	4,010	3,981	0.7	3,974
CVP Holdco, Inc.	One stop	SF +	4.75%	(i)	8.39%				06/2031	605	603	0.1	599
Metal Supermarkets US Buyer, LLC^(8)(11)	One stop	SF +	4.50%	(j)	8.23%				12/2030	1,074	1,070	0.2	1,074
Metal Supermarkets US Buyer, LLC(8)(11)	One stop				N/A(6)				12/2030	—	—	—	—
PetVet Care Centers, LLC^	One stop	SF +	6.00%	(i)	9.64%				11/2030	4,361	4,308	0.7	3,838
PetVet Care Centers, LLC	One stop	SF +	6.00%	(i)	9.62%				11/2029	200	193	—	135
Radiance Borrower, LLC	One stop	SF +	5.25%	(i)	8.89%				06/2031	61	57	—	61
Radiance Borrower, LLC^(25)	One stop	SF +	5.25%	(i)	8.89%				06/2031	6,490	6,456	1.2	6,490
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.48%				08/2028	4,602	4,579	0.9	4,602
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.48%				08/2028	310	309	0.1	310
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.48%				08/2028	301	299	0.1	301
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.48%				08/2028	238	237	—	238
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK			09/2029	312	310	0.1	312
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK			09/2029	81	79	—	81
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.48%				08/2028	99	99	—	99
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%				08/2028	75	75	—	75
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%				08/2028	70	69	—	70
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%				08/2028	134	133	—	134
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%				08/2028	439	436	0.1	439
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%				08/2028	548	545	0.1	548
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.48%				08/2028	136	135	—	136
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	$166	$165	—%	$166
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	92	92	—	92
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	15	15	—	15
Salon Lofts Group, LLC^	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	473	471	0.1	473
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	60	60	—	60
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	149	148	—	149
Salon Lofts Group, LLC	Senior secured				N/A(6)		08/2028	—	—	—	—
Salon Lofts Group, LLC	Senior secured	SF +	5.75%	(j)	9.48%		08/2028	214	213	—	214
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	286	285	0.1	286
Salon Lofts Group, LLC(25)	Second lien	SF +	9.00%	(j)	12.73%	PIK	09/2029	127	127	—	127
Salon Lofts Group, LLC	Senior secured	SF +	5.25%	(j)	8.98%		08/2028	33	33	—	33
Surewerx Purchaser III, Inc.^	One stop	SF +	5.25%	(j)	8.98%		12/2029	1,216	1,205	0.2	1,209
Surewerx Purchaser III, Inc.	One stop	SF +	5.25%	(j)	8.89%		12/2028	23	21	—	22
Surewerx Purchaser III, Inc.(5)	One stop				N/A(6)		12/2029	—	(3)	—	—
Surewerx Purchaser III, Inc.^(9)	One stop	CA +	5.25%	(m)	7.54%		12/2029	2,302	2,368	0.4	2,290
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop				N/A(6)		10/2029	—	(1)	—	(1)
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.00%	(j)	8.66%		10/2029	1,495	1,477	0.3	1,490
								53,716	53,428	9.7	52,863
Transportation Infrastructure
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(3)	—	(6)
LDS Intermediate Holdings, LLC^	One stop	SF +	5.00%	(i)	8.64%		02/2032	4,284	4,263	0.8	4,246
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	8.64%		02/2032	848	844	0.2	841
LDS Intermediate Holdings, LLC(5)	One stop				N/A(6)		02/2032	—	(3)	—	(6)
LDS Intermediate Holdings, LLC	One stop	SF +	5.00%	(i)	8.64%		02/2032	164	163	—	162
								5,296	5,264	1.0	5,237
Water Utilities
S.J. Electro Systems, LLC^	One stop	SF +	4.75%	(j)	8.56%		06/2028	376	374	0.1	374
S.J. Electro Systems, LLC(5)	One stop				N/A(6)		06/2028	—	(2)	—	(2)
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(k)	8.19%		07/2031	406	404	0.1	404
Vessco Midco Holdings, LLC(5)	One stop				N/A(6)		07/2031	—	(1)	—	(2)
Vessco Midco Holdings, LLC^	One stop	SF +	4.50%	(i)(k)	8.14%		07/2031	554	550	0.1	551
Vessco Midco Holdings, LLC	One stop	P +	3.50%	(a)	10.25%		07/2031	2	2	—	2
Vessco Midco Holdings, LLC	One stop	SF +	4.50%	(i)(k)	8.17%		07/2031	182	181	—	181
								1,520	1,508	0.3	1,508

Total debt investments								841,946	831,770	151.2	826,191

See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(22)(23)
Aerospace & Defense
PPW Aero Buyer, Inc.	LP interest	N/A	N/A		02/2023	N/A	21	$207	0.1%	$203

Air Freight & Logistics
RJW Group Holdings, Inc.	LP interest	N/A	N/A		11/2024	N/A	412	254	0.1	353

Auto Components
Arnott, LLC	LP interest	N/A	N/A		12/2024	N/A	—	33	—	22

Automobiles
CAP-KSI Holdings, LLC	LP interest	N/A	N/A		06/2024	N/A	192	—	—	—
CAP-KSI Holdings, LLC	LP interest	N/A	N/A		06/2024	N/A	192	192	—	160
CG Group Holdings, LLC	LP interest	N/A	N/A		07/2021	N/A	—	51	—	39
Go Car Wash Parent Corp.(24)	Preferred stock	N/A	12.00%	Non-Cash	04/2022	N/A	—	461	0.1	457
Go Car Wash Parent Corp.	LP interest	N/A	N/A		04/2022	N/A	—	166	—	—
National Express Wash Parent Holdco, LLC	LP interest	N/A	N/A		07/2022	N/A	1	81	0.1	190
POY Holdings, LLC	LLC interest	N/A	N/A		11/2022	N/A	41	20	—	33
Quick Quack Car Wash Holdings, LLC	LP interest	N/A	N/A		06/2024	N/A	125	125	—	172
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		06/2024	N/A	25	25	—	34
Yorkshire Parent, Inc.	LP interest	N/A	N/A		12/2023	N/A	—	45	—	48
								1,166	0.2	1,133
Beverages
Spindrift Beverage Co., Inc.	LP interest	N/A	N/A		02/2025	N/A	1	705	0.2	799

Building Products
BECO Holding Company, Inc.(24)	Preferred stock	N/A	11.75%	Non-Cash	11/2021	N/A	15	2,375	0.5	2,500
BECO Holding Company, Inc.	LP interest	N/A	N/A		11/2021	N/A	1	103	—	96
								2,478	0.5	2,596
Commercial Services & Supplies
CHA Vision Holdings, Inc.	LP interest	N/A	N/A		01/2024	N/A	—	38	—	38
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		10/2021	N/A	36	36	—	50
Radwell Parent, LLC	LP interest	N/A	N/A		03/2022	N/A	1	105	—	129
								179	—	217
Containers & Packaging
Chase Intermediate	LP interest	N/A	N/A		04/2022	N/A	19	10	—	24
Packaging Coordinators Midco, Inc.	LP interest	N/A	N/A		09/2025	N/A	8	76	—	66
								86	—	90
Diversified Consumer Services
Action Termite Control, LLC	Preferred stock	N/A	N/A		12/2025	N/A	—	14	—	14
Action Termite Control, LLC	Common stock	N/A	N/A		12/2025	N/A	—	1	—	3
CHVAC Services Investment, LLC	LLC interest	N/A	N/A		05/2024	N/A	32	81	—	74
DP Flores Holdings, LLC	LLC interest	N/A	N/A		09/2022	N/A	93	74	—	147
EMS LINQ, LLC	LP interest	N/A	N/A		12/2021	N/A	33	33	—	7
FPG Intermediate Holdco, LLC	LLC interest	N/A	N/A		07/2025	N/A	1	510	0.1	213
HS Spa Holdings, Inc.	LP interest	N/A	N/A		05/2022	N/A	31	31	—	21
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kodiak Buyer, LLC	Common stock	N/A	N/A		08/2025	N/A	—	$35	—%	$41
NSG Buyer, Inc.	LP interest	N/A	N/A		11/2022	N/A	1	588	0.2	934
RW AM Holdco, LLC	LLC interest	N/A	N/A		04/2022	N/A	5	106	—	99
RW AM Holdco, LLC	LLC interest	N/A	N/A		04/2022	N/A	1	28	—	26
SCP CDH Buyer, Inc.	Preferred stock	N/A	N/A		12/2025	N/A	—	28	—	29
SCP CDH Buyer, Inc.	Common stock	N/A	N/A		12/2025	N/A	—	1	—	4
Virginia Green Acquisition, LLC	LP interest	N/A	N/A		12/2023	N/A	33	33	—	47
								1,563	0.3	1,659
Electric Utilities
Smart Energy Systems, Inc.	Warrant	N/A	N/A		01/2025	N/A	2	9	—	35

Food and Staples Retailing
GMF Parent, Inc.	LP interest	N/A	N/A		12/2025	N/A	—	79	—	70

Food Products
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		07/2021	N/A	—	34	—	8
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		09/2022	N/A	—	1	—	2
Zullas, L.C.	Common stock	N/A	N/A		06/2025	N/A	—	138	—	137
								173	—	147
Healthcare Equipment & Supplies
Centegix Intermediate II, LLC	LLC interest	N/A	N/A		08/2025	N/A	159	159	0.1	172
Isto Group, Inc.(9)	LP interest	N/A	N/A		09/2025	N/A	1	95	—	105
ZimVie, Inc.	LP interest	N/A	N/A		10/2025	N/A	—	34	—	34
								288	0.1	311
Healthcare Providers & Services
ERC Topco Holdings, LLC	LLC interest	N/A	N/A		03/2025	N/A	—	412	0.1	283
HP TLE Buyer, Inc.	LP interest	N/A	N/A		07/2025	N/A	59	59	—	69
Signature MD, Inc.	Common stock	N/A	N/A		02/2026	N/A	—	27	—	30
Suveto Buyer, LLC	LP interest	N/A	N/A		11/2021	N/A	—	35	—	27
								533	0.1	409
Healthcare Technology
Amberfield Acquisition Co.	LLC interest	N/A	N/A		05/2024	N/A	137	137	—	188
Modernizing Medicine, Inc.(24)	Preferred stock	N/A	13.00%	Non-Cash	04/2025	N/A	1	1,025	0.2	1,033
Veranex, Inc.	LP interest	N/A	N/A		08/2025	N/A	7	2	—	—
Veranex, Inc.	LP interest	N/A	N/A		08/2025	N/A	24	—	—	—
Veranex, Inc.	LP interest	N/A	N/A		08/2025	N/A	3	—	—	—
								1,164	0.2	1,221
Hotels, Restaurants & Leisure
Harri US, LLC	Preferred stock	N/A	N/A		10/2023	N/A	4	50	—	75
Harri US, LLC	LLC interest	N/A	N/A		02/2022	N/A	5	43	—	32
Harri US, LLC	LLC interest	N/A	N/A		10/2021	N/A	5	30	—	25
Harri US, LLC	Warrant	N/A	N/A		10/2021	N/A	2	7	—	8
Harri US, LLC	Warrant	N/A	N/A		03/2024	N/A	5	—	—	72
Harri US, LLC	Warrant	N/A	N/A		02/2025	N/A	—	—	—	—
Harri US, LLC	Warrant	N/A	N/A		06/2025	N/A	2	21	—	29
Patriot Acquireco, LLC	Common stock	N/A	N/A		09/2025	N/A	157	160	—	162
PB Group Holdings, LLC	LP interest	N/A	N/A		08/2024	N/A	34	78	—	64
Rooster BidCo Limited(8)(10)	LP interest	N/A	N/A		03/2025	N/A	118	123	0.1	251
Saguaro Buyer, LLC	Common stock	N/A	N/A		07/2025	N/A	—	200	0.1	288
								712	0.2	1,006
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Industrial Conglomerates
Anova Buyer, Inc.	Common stock	N/A			N/A		01/2026	N/A	—	$75	—%	$81

Insurance
Oakbridge Insurance Agency, LLC	LP interest	N/A			N/A		11/2023	N/A	2	34	—	47

IT Services
Critical Start, Inc.	Common stock	N/A			N/A		05/2022	N/A	17	17	—	1
Kentik Technologies, Inc.	Preferred stock	N/A			N/A		09/2021	N/A	33	189	—	189
Kentik Technologies, Inc.	Warrant	N/A			N/A		11/2024	N/A	1	5	—	6
Netwrix Corporation	LLC interest	N/A			N/A		06/2022	N/A	4	8	—	5
										219	—	201
Leisure Products
Movement Holdings, LLC(8)(10)	LLC interest	N/A			N/A		03/2024	N/A	—	144	—	79

Life Sciences Tools & Services
PAS Parent Inc.	LP interest	N/A			N/A		12/2021	N/A	1	82	—	130
PAS Parent Inc.	LP interest	N/A			N/A		03/2023	N/A	—	12	—	22
Reaction Biology Corporation	LLC interest	N/A			N/A		03/2025	N/A	10	341	—	105
										435	—	257
Paper & Forest Products
Messenger, LLC	LLC interest	N/A			N/A		12/2021	N/A	—	—	—	—
Messenger, LLC	LLC interest	N/A			N/A		12/2021	N/A	1	99	—	129
										99	—	129
Pharmaceuticals
Cobalt Buyer Sub, Inc.(24)	Preferred stock	N/A			13.75%	Non-Cash	10/2021	N/A	—	868	0.2	806
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		10/2021	N/A	—	10	—	—
Cobalt Buyer Sub, Inc.	LP interest	N/A			N/A		10/2021	N/A	—	—	—	—
Creek Parent, Inc.	LP interest	N/A			N/A		12/2024	N/A	318	318	0.1	334
										1,196	0.3	1,140
Professional Services
Eclipse Buyer, Inc.(24)	Preferred stock	N/A			12.50%	Non-Cash	09/2024	N/A	—	432	0.1	435
Enboarder, Inc.(8)	Preferred stock	N/A			N/A		01/2022	N/A	3	32	—	29
Filevine, Inc.	Preferred stock	N/A			N/A		04/2022	N/A	36	231	0.1	594
Filevine, Inc.	Preferred stock	N/A			N/A		05/2024	N/A	2	15	—	35
Filevine, Inc.	Warrant	N/A			N/A		04/2022	N/A	5	8	—	82
Procure Acquireco, Inc.	LP interest	N/A			N/A		12/2021	N/A	—	42	—	67
										760	0.2	1,242
Software
Anaplan, Inc.	LP interest	N/A			N/A		06/2022	N/A	336	336	0.1	535
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		07/2021	N/A	2	17	—	26
Auvik Networks Inc.(8)(11)	Preferred stock	N/A			N/A		02/2023	N/A	—	2	—	3
Bayshore Intermediate #2, L.P.	LP interest	N/A			N/A		10/2021	N/A	243	243	0.1	256
Claroty, Ltd.(8)(17)	Preferred stock	N/A			N/A		01/2026	N/A	3	250	0.1	261
Cynet Security Ltd.(8)(17)	Preferred stock	N/A			N/A		08/2022	N/A	13	46	—	51
Denali Bidco Limited(8)(10)	LP interest	N/A			N/A		08/2023	N/A	35	21	—	75
Energy Worldnet, LLC(24)	LLC interest	N/A			N/A		02/2025	N/A	50	51	—	55
GTY Technology Holdings, Inc.	LP interest	N/A			N/A		07/2022	N/A	26	23	—	47
Gurobi Optimization, LLC	Common stock	N/A			N/A		09/2024	N/A	—	63	—	59
Kaseya Inc.(7)(24)	Preferred stock	SF +	10.75%	(j)	14.60%	Non-Cash	06/2022	N/A	1	1,648	0.2	1,231
Kaseya Inc.	LP interest	N/A			N/A		06/2022	N/A	46	46	—	27
LogicMonitor, Inc.	LP interest	N/A			N/A		12/2024	N/A	250	250	0.1	275
Menlo Ridgeview Co-Invest, LLC(8)	LLC interest	N/A			N/A		05/2025	N/A	88	91	—	93
Ministry Brands Holdings, LLC	LP interest	N/A			N/A		12/2021	N/A	46	47	—	33
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Acquisition Date	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
MS Buyer, Inc.	LP interest	N/A			N/A		07/2024	N/A	77	$77	—%	$51
Navex Global Holdings Corporation	LP interest	N/A			N/A		10/2025	N/A	—	152	—	130
Onit, Inc.	Common stock	N/A			N/A		09/2025	N/A	—	6	—	7
Panzura, LLC	LLC interest	N/A			N/A		03/2025	N/A	1	4	—	—
QAD, Inc.	Preferred stock	N/A			N/A		11/2021	N/A	—	97	—	94
QAD, Inc.	Common stock	N/A			N/A		11/2021	N/A	7	—	—	9
Riskonnect Parent, LLC(24)	Preferred stock	N/A			11.00%	Non-Cash	04/2022	N/A	1	1,519	0.3	1,492
Riskonnect Parent, LLC(24)	Preferred stock	SF +	10.50%	(j)	14.09%	Non-Cash	07/2022	N/A	1	1,080	0.2	1,106
Riskonnect Parent, LLC	LP interest	N/A			N/A		11/2021	N/A	52	53	—	35
Riskonnect Parent, LLC(24)	Preferred stock	N/A			13.75%	Non-Cash	06/2024	N/A	—	62	—	66
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A			N/A		07/2022	N/A	—	8	—	4
Togetherwork Holdings, LLC	LP interest	N/A			N/A		07/2024	N/A	91	399	0.1	402
Transform Bidco Limited(8)(10)	LP interest	N/A			N/A		04/2025	N/A	219	222	—	152
Tricentis Operations Holdings, Inc.	LP interest	N/A			N/A		02/2025	N/A	40	40	—	39
Zendesk, Inc.	Common stock	N/A			N/A		11/2022	N/A	21	211	—	191
										7,064	1.2	6,805
Specialty Retail
Ave Holdings III Corp.(7)(24)	Preferred stock	N/A			11.50%	Non-Cash	02/2022	N/A	1	1,390	0.1	201
Ave Holdings III Corp.	LP interest	N/A			N/A		02/2022	N/A	—	127	—	—
Metal Supermarkets US Buyer, LLC(8)(11)	LLC interest	N/A			N/A		12/2024	N/A	—	—	—	5
Metal Supermarkets US Buyer, LLC(8)(11)	LLC interest	N/A			N/A		12/2024	N/A	—	33	—	37
Salon Lofts Group, LLC	Common stock	N/A			N/A		08/2022	N/A	—	123	—	57
VSG Acquisition Corp. and Sherrill, Inc.	LP interest	N/A			N/A		04/2022	N/A	—	5	—	6
										1,678	0.1	306

Total equity investments										21,333	3.8	20,558

Total investments										$853,103	155.0%	$846,749

Money market funds (included in cash equivalents and restricted cash equivalents)
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio Institutional Share Class (CUSIP 61747C582)					3.51%	(26)				$9,666	1.8%	$9,666
Total money market funds										9,666	1.8	9,666
Total investments and money market funds										$862,769	156.8%	$856,415
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2026
(Dollar and share amounts in thousands)

^	Denotes that all or a portion of the investment collateralizes the DB Credit Facility (as defined in Note 7).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Prime (“P”), Australian Interbank Rate (“AUD” or “A”), Sterling Overnight Index Average (“SONIA” or “SN”) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2026. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2026, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2026, as the loan could have priced or repriced based on an index rate prior to June 30, 2026.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 6.75% as of June 30, 2026.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 2.20% as of June 30, 2026.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.32% as of June 30, 2026.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.57% as of June 30, 2026.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.46% as of June 30, 2026.
(f) Denotes that all or a portion of the contract was indexed to the Six-Month AUD, which was 4.80% as of June 30, 2026.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.73% as of June 30, 2026.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 3.68% as of June 30, 2026.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR, which was 3.65% as of June 30, 2026.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR, which was 3.73% as of June 30, 2026.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR, which was 3.85% as of June 30, 2026.
(l) Denotes that all or a portion of the contract was indexed to Daily CORRA, which was 2.34% as of June 30, 2026.
(m) Denotes that all or a portion of the contract was indexed to the 90-day Term CORRA, which was 2.29% as of June 30, 2026.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2026.
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
(6)The entire commitment was unfunded as of June 30, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.
(7)Investment was on non-accrual status as of June 30, 2026, meaning that the Company has ceased recognizing interest or non-cash dividend income on the investment.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, total non-qualifying assets at fair value represented 11.2% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(25)All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2026.
(26)The rate shown is the annualized seven-day yield as of June 30, 2026.
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
See Notes to Consolidated Financial Statements

Golub Capital Direct Lending Corporation and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2025
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Excelitas Technologies Corp.(5)	One stop				N/A(6)	08/2029	$—	$(4)	—%	$—
							9,954	9,335	1.7	9,910
Insurance
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.35%	07/2027	178	177	—	178
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.35%	07/2027	53	53	—	53
AMBA Buyer, Inc..^	One stop	SF +	5.25%	(i)	9.35%	07/2027	50	50	—	50
AMBA Buyer, Inc.	One stop				N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.	One stop	SF +	5.25%	(i)	9.35%	07/2027	19	19	—	19
Bellwether Buyer, LLC	One stop	SF +	4.50%	(h)	8.66%	04/2032	24	24	—	24
Bellwether Buyer, LLC^	One stop	SF +	4.50%	(h)	8.64%	04/2032	463	460	0.1	463
Bellwether Buyer, LLC(5)	One stop				N/A(6)	04/2032	—	(1)	—	—
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.81%	03/2028	851	841	0.2	851
Ben Nevis Midco Limited^(8)(10)	One stop	SF +	5.50%	(i)	9.70%	03/2028	572	572	0.1	572
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(i)	9.81%	03/2028	147	146	—	147
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.50%	(i)	9.81%	03/2028	704	694	0.1	704
Captive Resources Midco, LLC^	One stop	SF +	4.50%	(h)	8.66%	07/2029	5,335	5,288	1.0	5,335
Captive Resources Midco, LLC(5)	One stop				N/A(6)	07/2028	—	(1)	—	—
Doxa Insurance Holdings LLC^	One stop	SF +	5.25%	(i)	9.25%	12/2030	4,837	4,800	0.9	4,837
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.25%	12/2029	126	119	—	126
Doxa Insurance Holdings LLC	One stop	SF +	5.25%	(i)	9.25%	12/2030	4,556	4,522	0.8	4,556
Doxa Insurance Holdings LLC	One stop				N/A(6)	12/2030	—	—	—	—
Gimlet Bidco GMBH^(8)(9)(19)	One stop	E +	5.75%	(c)	7.78%	04/2031	3,828	3,419	0.7	3,789
Gimlet Bidco GMBH(8)(9)(19)	One stop	E +	5.75%	(b)(c)	7.75%	04/2031	1,362	1,264	0.3	1,346
Gimlet Bidco GMBH(5)(8)(9)(19)	One stop				N/A(6)	04/2031	—	(3)	—	(6)
Illumifin Corporation(25)	One stop	SF +	6.00%	(i)	10.59%	09/2027	185	184	—	176
Integrated Specialty Coverages, LLC^	One stop	SF +	4.75%	(h)	8.91%	07/2030	876	864	0.2	876
Integrated Specialty Coverages, LLC(5)	One stop				N/A(6)	07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC	One stop				N/A(6)	07/2030	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop	SF +	5.00%	(i)	9.20%	08/2028	4,221	4,192	0.8	4,221
Integrity Marketing Acquisition, LLC	One stop				N/A(6)	08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC	One stop				N/A(6)	08/2028	—	—	—	—
Koala Investment Holdings, Inc.^(8)(10)	One stop	SF +	4.50%	(i)	8.50%	08/2032	782	778	0.1	774
Koala Investment Holdings, Inc.(5)(8)(10)	One stop				N/A(6)	08/2032	—	—	—	(1)
Koala Investment Holdings, Inc.(5)(8)(10)	One stop				N/A(6)	08/2032	—	(1)	—	(2)
MRH Trowe Germany GMBH(8)(9)(19)	One stop				N/A(6)	11/2031	—	—	—	—
MRH Trowe Germany GMBH^(8)(9)(19)	One stop	E +	5.00%	(d)	7.11%	05/2032	574	545	0.1	574
MRH Trowe Germany GMBH(8)(9)(19)	One stop	E +	5.00%	(c)	6.99%	05/2032	22	22	—	22
Oakbridge Insurance Agency LLC^	One stop	SF +	5.75%	(h)	9.97%	11/2029	3,125	3,104	0.6	3,125
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	10.03%	11/2029	18	15	—	18
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%	(h)	9.97%	11/2029	1,509	1,499	0.3	1,509
Oakbridge Insurance Agency LLC	One stop	SF +	5.00%	(h)	9.27%	11/2029	221	217	—	221
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	4.75%	(i)	8.75%	05/2030	6,922	6,847	1.3	6,922
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)	05/2030	—	(5)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop				N/A(6)	06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.00%	10/2028	8,975	8,893	1.6	8,975
Patriot Growth Insurance Services, LLC^	One stop	SF +	5.00%	(i)	9.15%	10/2028	658	639	0.1	658
Patriot Growth Insurance Services, LLC	One stop	SF +	5.00%	(i)	9.15%	10/2028	136	135	—	136
Patriot Growth Insurance Services, LLC(5)	One stop				N/A(6)	10/2028	—	(2)	—	—
Wasabi Lower Holdco, LLC(5)	Senior secured				N/A(6)	06/2032	—	(1)	—	—
Wasabi Lower Holdco, LLC	Senior secured	SF +	4.50%	(h)	8.66%	06/2032	240	237	—	240
World Insurance Associates, LLC	One stop	SF +	5.00%	(i)	9.00%	04/2030	160	159	—	160
World Insurance Associates, LLC	One stop				N/A(6)	04/2030	—	—	—	—
							51,729	50,762	9.3	51,648
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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GDLC Holdings LLC, GDLC Holdings Coinvest Inc., formerly GDLC Funding LLC (“GDLC Funding”) prior to June 26, 2026, and GDLC Funding II LLC (“GDLC Funding II”) in its consolidated financial statements.

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

Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and the Company accretes or amortizes such amounts over the life of the loan as interest income (“Discount Amortization”). For the three and nine months ended June 30, 2026, the Company received Loan Origination Fees that were capitalized of $72 and $576, respectively. For the three and nine months ended June 30, 2025, the Company received Loan Origination Fees that were capitalized of $470 and $2,084, respectively. For the three and nine months ended June 30, 2026, interest income included $657 and $2,103, respectively, of Discount Amortization. For the three and nine months ended June 30, 2025, interest income included $696 and $2,226, respectively, of Discount Amortization.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2026, investment income included $1,474 and $4,199, respectively, of PIK interest and the Company capitalized PIK interest of $1,483 and $4,199, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2025, investment income included $1,022 and $3,359, respectively, of PIK interest and the Company capitalized PIK interest of $1,006 and $3,343, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees that are not deemed to be an adjustment to yield as fee income when earned. For the three and nine months ended June 30, 2026, fee income included $19 and $79, respectively, from non-recurring prepayment premiums. For the three and nine months ended June 30, 2025, fee income included $144 and $256 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

For the three and nine months ended June 30, 2026, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $17,436 and $56,442, respectively. For the three and nine months ended June 30, 2025, the Company received interest and fee income in cash, which excludes capitalized Loan Origination Fees, in the amounts of $18,062 and $55,762, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and nine months ended June 30, 2026, the Company recognized PIK and non-cash dividend income of $257 and $871, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2025, the Company recognized PIK and non-cash dividend income of $328 and $1,030, respectively, which were capitalized into the cost basis of certain preferred equity investments. For both the three and nine months ended June 30, 2026, the Company received $38 of cash payments of accrued and capitalized preferred dividends. For the three months ended June 30, 2025, the Company did not receive any cash payments of accrued and capitalized preferred dividends. For the nine months ended June 30, 2025, the Company received $339 of cash payments of accrued and capitalized preferred dividends.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended June 30, 2026, the Company recorded dividend income received in cash of $1 and did not receive any return of capital distributions in cash. For the nine months ended June 30, 2026, the Company recorded dividend income received in cash of $42 and return of capital distributions received in cash of $12. For the three months ended June 30, 2025, the Company recorded dividend income received in cash of $1 and return of capital distributions received in cash of less than $1. For the nine months ended June 30, 2025, the Company recorded dividend income received in cash of $43 and return of capital distributions received in cash of $64.

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

Non-accrual investments: A loan can be left on accrual status while the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any capitalized Loan Origination Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans as of June 30, 2026 and September 30, 2025, was $1,130 and $127, respectively.

Management reviews all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of June 30, 2026, there were two preferred equity securities on non-accrual status with a total fair value of $1,432. There were no preferred equity securities on non-accrual status as of September 30, 2025.
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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company could then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three and nine months ended June 30, 2026 and 2025, the Company did not record any U.S. federal excise tax expense.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2026. The Company’s tax returns for the 2023 through 2025 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2026 and September 30, 2025, the Company had deferred debt issuance costs of $1,516 and $2,084, respectively. These amounts are amortized and included in “Interest and other debt financing expenses” in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2026 was $394 and $1,136, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2025 was $288 and $875, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are amortized on a straight-line basis over three years. For the three and nine months ended June 30, 2026 and 2025, there was no amortization of deferred offering costs.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and, to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the senior executive committee that, as of June 30, 2026, includes the Company’s chief executive officer, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in evaluating the Company’s distribution policy. Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

Recent accounting updates: In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU No. 2024-03 is effective for annual years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03.

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

As of June 30, 2026 and September 30, 2025, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2026		As of September 30, 2025
	Subscriptions	Contributions	Subscriptions	Contributions
GDLC Stockholders	$542,551	$542,551	$542,551	$542,551

As of both June 30, 2026 and September 30, 2025, the ratio of total contributed capital to total capital subscriptions was 100.0% and the Company had no uncalled capital commitments.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following table summarizes the shares of GDLC common stock issued for the nine months ended June 30, 2026 and 2025:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the nine months ended June 30, 2025
Issuance of shares	12/17/2024	2,031,000.000	$15.00	$30,465
Issuance of shares	03/25/2025	1,963,333.333	15.00	29,450
Issuance of shares	06/23/2025	1,648,333.333	15.00	24,725
Shares issued for capital drawdowns		5,642,666.666		$84,640
Issuance of shares	12/18/2024	776.116	$15.00	$11
Issuance of shares	01/08/2025	798.201	15.00	12
Issuance of shares	02/18/2025	989.672	15.00	15
Issuance of shares	03/18/2025	730.773	15.00	11
Issuance of shares	05/21/2025	1,672.629	15.00	25
Issuance of shares	06/17/2025	734.681	15.00	11
Shares issued through DRIP		5,702.072		$85

Shares issued for the nine months ended June 30, 2026
Issuance of shares	11/20/2025	1,618.760	$15.00	$24
Issuance of shares	12/17/2025	697.410	15.00	10
Issuance of shares	01/21/2026	688.963	15.00	10
Issuance of shares	02/18/2026	683.695	15.00	10
Issuance of shares	03/18/2026	701.118	15.00	11
Shares issued through DRIP		4,389.946		$65

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

The base management fee is calculated at an annual rate equal to 1.00% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GDLC, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Company. The Investment Adviser has agreed to certain waivers with respect to the base management fee for the periods following July 1, 2021, the initial closing date for the private placement of shares of the Company’s common stock, and will irrevocably waive 100% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2021 to June 30, 2022; 66.7% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2022 to June 30, 2023; and 33.3% of the base management fee payable pursuant to the Investment Advisory Agreement for the period from July 1, 2023 to June 30, 2024.

The base management fee incurred for the three and nine months ended June 30, 2026 was $2,135 and $6,422, respectively. The base management fee incurred for the three and nine months ended June 30, 2025 was $2,009 and $5,766, respectively.

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
•100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 10.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the “catch-up” provision; and
•10.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

For the three and nine months ended June 30, 2026, the Income Incentive Fee incurred was $1,145 and $3,089, respectively. For the three and nine months ended June 30, 2025, the Income Incentive Fee incurred was $1,292 and $3,786, respectively.

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

For the three and nine months ended June 30, 2026 and 2025, the Company did not accrue a Capital Gain Incentive Fee. As of both June 30, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to June 30, 2026.

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

For the three months ended June 30, 2026, the Company did not accrue a capital gain incentive fee under GAAP. For the nine months ended June 30, 2026, the Company recorded a reversal of the capital gain incentive fee under GAAP of $306. For the three and nine months ended June 30, 2025, the Company recorded a reversal of the capital gain incentive fee under GAAP of $106 and $79, respectively. Changes in the accrual for the capital gain incentive fee under GAAP are included in “Incentive fee” in the Consolidated Statements of Operations. As of June 30, 2026, there was no cumulative accrual for capital gain incentive fees under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $306 of cumulative accrual for capital gain incentive fees under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition.

The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 10.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a) “liquidation” includes the sale of all or substantially all of the Company’s assets or the acquisition of all or substantially all of the shares of the Company’s common stock in a single or series of related transactions and (b) “adjusted capital” means the net asset value of the Company calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation.

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would exceed an incentive fee cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is equal to the difference between (a) 10% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by the Company since June 30, 2021. If the Incentive Fee Cap calculation in any quarter results in an amount payable to the Investment Adviser that is less than the amount of the Income Incentive Fee calculated pursuant to the Income Incentive Fee calculation, then the difference between the Income Incentive Fee and the Incentive Fee Cap will not be payable by the Company. For the three and nine months ended June 30, 2026, application of the Incentive Fee Cap reduced the Income Incentive Fee by $92 and $680, respectively. The reduction for the nine-months period reflects the cumulative effect of applying the Incentive Fee Cap separately for each fiscal quarter during the period.

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

As of June 30, 2026 and September 30, 2025, included in accounts payable and other liabilities is $314 and $274, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Investment Adviser elected to incur the organizational costs associated with the Company’s formation and professional fees through June 30, 2021 and has incurred $185 of organization costs and professional fees on behalf of the Company since the Company’s formation in September 2020.

The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. As of both June 30, 2026 and September 30, 2025, the formation and initial closing costs paid by the Investment Adviser on behalf of the Company subject to reimbursement by the Company totaled $373.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2026 were $264 and $998, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2025 were $289 and $966, respectively. As of June 30, 2026 and September 30, 2025, included in accounts payable and other liabilities were $216 and $350, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On June 30, 2021, GGP Holdings LP, an affiliate of the Investment Adviser, acquired 700.000 shares of common stock of the Company as part of the Company's conversion to a Maryland corporation, in respect of GGP Holdings LP’s capital contribution to the Company prior to such date of $11. On July 1, 2021, GGP Holdings LP entered into a Subscription Agreement for $102,000. On April 1, 2022, GGP Holdings LP transferred its shares and capital commitments to its wholly-owned subsidiary, GGP Class B-P, LLC. As of June 30, 2026, GGP Class B-P, LLC has an aggregate commitment of $102,011. As of June 30, 2026, the Company has issued 6,806,927.360 shares of its common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102,011 and has also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.

On July 1, 2022, GDLC Feeder Fund L.P., a Delaware limited partnership, (“GDLCF”) whose general partner is controlled by the Investment Adviser, initially entered into a Subscription Agreement for an aggregate commitment of $115,000. As of June 30, 2026, GDLCF has an aggregate commitment of $300,000. As of June 30, 2026, the Company has issued 20,007,020.321 shares of its common stock to GDLCF in exchange for aggregate capital contributions totaling $300,000.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2026, permits the Company to borrow a maximum of $70,000 and expires on October 21, 2027. Refer to Note 7 for discussion of the Adviser Revolver.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 5. Investments

Investments as of June 30, 2026 and September 30, 2025 consisted of the following:

	As of June 30, 2026			As of September 30, 2025
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$55,051	$54,633	$54,448	$45,101	$44,612	$44,960
One stop	780,686	770,951	765,604	773,985	761,047	770,221
Second lien	5,012	5,000	4,972	6,818	6,794	6,829
Subordinated debt	1,197	1,186	1,167	1,211	1,184	1,209
Equity	N/A	21,333	20,558	N/A	20,340	22,602
Total	$841,946	$853,103	$846,749	$827,115	$833,977	$845,821

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of June 30, 2026			As of September 30, 2025
Amortized Cost:
United States
Mid-Atlantic	$161,803	19.0%		$149,217	17.9%
Southeast	149,077	17.5		156,194	18.7
Midwest	145,517	17.1		141,387	17.0
West	128,024	15.0		133,967	16.1
Southwest	106,406	12.5		97,976	11.7
Northeast	66,022	7.7		60,044	7.2
United Kingdom	47,771	5.6		46,042	5.5
Germany	17,373	2.0		21,545	2.6
Canada	9,007	1.1		7,480	0.9
Finland	5,580	0.6		5,249	0.6
Australia	5,181	0.6		5,057	0.6
Jersey	4,426	0.5		4,423	0.5
Sweden	2,731	0.3		2,693	0.3
Netherlands	1,815	0.2		1,349	0.2
France	1,400	0.2		640	0.1
Denmark	557	0.1		555	0.1
Israel	296	0.0	*	46	0.0	*
Luxembourg	117	0.0	*	113	0.0	*
Total	$853,103	100.0%		$833,977	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2026			As of September 30, 2025
Fair Value:
United States
Mid-Atlantic	$160,186	18.9%		$150,372	17.8%
Southeast	148,175	17.5		158,025	18.7
Midwest	145,689	17.2		143,899	17.0
West	126,324	14.9		134,920	16.0
Southwest	104,282	12.3		98,167	11.6
Northeast	64,834	7.7		60,410	7.1
United Kingdom	47,834	5.7		47,510	5.6
Germany	17,956	2.1		23,572	2.8
Canada	8,744	1.0		7,582	0.9
Finland	5,865	0.7		5,864	0.7
Australia	5,416	0.7		5,197	0.6
Jersey	4,444	0.5		4,572	0.5
Sweden	2,793	0.3		2,838	0.3
Netherlands	1,836	0.2		1,447	0.2
France	1,403	0.2		700	0.1
Denmark	550	0.1		556	0.1
Israel	312	0.0	*	70	0.0	*
Luxembourg	106	0.0	*	120	0.0	*
Total	$846,749	100.0%		$845,821	100.0%
* Represents an amount less than 0.1%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The industry compositions of the portfolio at amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2026 and September 30, 2025 were as follows:

	As of June 30, 2026		As of September 30, 2025
Amortized Cost:
Aerospace & Defense	$10,391	1.2%	$9,390	1.1%
Air Freight & Logistics	5,681	0.7	5,672	0.7
Auto Components	13,027	1.5	12,774	1.5
Automobiles	50,749	5.9	45,028	5.4
Banks	3,955	0.5	3,206	0.4
Beverages	7,114	0.8	7,050	0.9
Building Products	6,598	0.8	6,195	0.7
Capital Markets	7,938	0.9	7,436	0.9
Chemicals	5,652	0.7	5,407	0.6
Commercial Services & Supplies	29,091	3.4	39,091	4.7
Construction & Engineering	1,676	0.2	1,520	0.2
Containers & Packaging	8,684	1.0	7,235	0.9
Diversified Consumer Services	58,623	6.9	55,770	6.7
Diversified Financial Services	17,917	2.1	16,780	2.0
Electric Utilities	691	0.1	669	0.1
Electrical Equipment	—	—	2,463	0.3
Electronic Equipment, Instruments & Components	2,129	0.2	2,130	0.3
Food & Staples Retailing	1,091	0.1	499	0.1
Food Products	11,509	1.3	11,559	1.4
Healthcare Equipment & Supplies	15,708	1.8	11,951	1.4
Healthcare Providers & Services	57,902	6.8	54,867	6.6
Healthcare Technology	39,282	4.6	34,326	4.1
Hotels, Restaurants & Leisure	29,862	3.5	28,221	3.4
Household Durables	486	0.1	—	—
Household Products	883	0.1	889	0.1
Industrial Conglomerates	12,908	1.5	9,335	1.1
Insurance	55,202	6.5	50,796	6.1
IT Services	18,903	2.2	17,751	2.1
Leisure Products	8,618	1.0	8,666	1.0
Life Sciences Tools & Services	4,767	0.6	11,870	1.4
Machinery	11,173	1.3	11,006	1.3
Marine	4,366	0.5	4,456	0.5
Media	2,246	0.3	2,156	0.3
Oil, Gas & Consumable Fuels	618	0.1	8,681	1.0
Paper & Forest Products	2,378	0.3	2,455	0.3
Pharmaceuticals	13,864	1.6	13,405	1.6
Professional Services	20,069	2.4	18,969	2.3
Road & Rail	—	—	741	0.1
Software	249,474	29.2	243,356	29.2
Specialty Retail	55,106	6.5	54,352	6.5
Transportation Infrastructure	5,264	0.6	5,206	0.6
Water Utilities	1,508	0.2	648	0.1
Total	$853,103	100.0%	$833,977	100.0%

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2026		As of September 30, 2025
Fair Value:
Aerospace & Defense	$10,471	1.2%	$9,425	1.1%
Air Freight & Logistics	5,814	0.7	5,782	0.7
Auto Components	13,054	1.5	12,877	1.5
Automobiles	50,291	5.9	45,362	5.3
Banks	3,890	0.5	3,236	0.4
Beverages	7,222	0.8	7,283	0.9
Building Products	6,721	0.8	6,430	0.8
Capital Markets	7,879	0.9	7,507	0.9
Chemicals	5,403	0.6	5,300	0.6
Commercial Services & Supplies	29,095	3.4	39,480	4.7
Construction & Engineering	1,676	0.2	1,533	0.2
Containers & Packaging	8,580	1.0	7,303	0.9
Diversified Consumer Services	58,076	6.9	56,351	6.6
Diversified Financial Services	17,908	2.1	17,043	2.0
Electric Utilities	728	0.1	702	0.1
Electrical Equipment	—	—	2,509	0.3
Electronic Equipment, Instruments & Components	2,151	0.3	2,197	0.3
Food & Staples Retailing	920	0.1	389	0.0 *
Food Products	11,564	1.4	11,691	1.4
Healthcare Equipment & Supplies	15,748	1.9	12,032	1.4
Healthcare Providers & Services	57,649	6.8	55,559	6.6
Healthcare Technology	39,270	4.6	34,783	4.1
Hotels, Restaurants & Leisure	30,088	3.6	28,546	3.4
Household Durables	486	0.1	—	—
Household Products	875	0.1	894	0.1
Industrial Conglomerates	13,235	1.6	9,910	1.2
Insurance	55,271	6.5	51,691	6.1
IT Services	18,755	2.2	17,970	2.1
Leisure Products	8,586	1.0	8,656	1.0
Life Sciences Tools & Services	4,545	0.5	12,662	1.5
Machinery	11,125	1.3	11,099	1.3
Marine	4,249	0.5	4,434	0.5
Media	2,244	0.3	2,165	0.3
Oil, Gas & Consumable Fuels	616	0.1	8,746	1.0
Paper & Forest Products	2,472	0.3	2,554	0.3
Pharmaceuticals	13,640	1.6	13,627	1.6
Professional Services	19,646	2.3	19,439	2.3
Road & Rail	—	—	746	0.1
Software	246,892	29.2	248,245	29.3
Specialty Retail	53,169	6.3	53,830	6.4
Transportation Infrastructure	5,237	0.6	5,179	0.6
Water Utilities	1,508	0.2	654	0.1
Total	$846,749	100.0%	$845,821	100.0%
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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Currently, the Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2026 and 2025. The following section describes the valuation techniques used to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment prepared by the professionals of the Valuation Designee responsible for the valuation function, based on the fair value methodology in accordance with ASC Topic 820 described below (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. The valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of the Company’s debt and equity investments without readily available market quotations (subject to a de minimis threshold) was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of June 30, 2026 and September 30, 2025 were valued using Level 3 inputs. As of June 30, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 debt and equity investments, the Valuation Designee takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Valuation Designee bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from independent brokers. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a ready market existed for such investments and could differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of June 30, 2026 and September 30, 2025:

As of June 30, 2026	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$826,191	$826,191
Equity investments(1)	—	—	20,558	20,558
Money market funds(1)(2)	9,666	—	—	9,666
Total assets, at fair value:	$9,666	$—	$846,749	$856,415

As of September 30, 2025	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$823,219	$823,219
Equity investments(1)	—	—	22,602	22,602
Money market funds(1)(2)	7,714	—	—	7,714
Total assets, at fair value:	$7,714	$—	$845,821	$853,535

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in “Cash equivalents” and “Restricted cash equivalents” on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2026 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $(1,410) and $(16,421), respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2025 reported within the “Net change in unrealized appreciation (depreciation) from investments” in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each period was $3,687 and $7,460, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2026 and 2025:

	For the nine months ended June 30, 2026
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$823,219	$22,602	$845,821
Net change in unrealized appreciation (depreciation) on investments	(13,408)	(3,034)	(16,442)
Net translation of investments in foreign currencies	(1,753)	(2)	(1,755)
Realized gain (loss) on investments	(477)	664	187
Realized gain (loss) on translation of investments in foreign currencies	384	—	384
Fundings of (proceeds from) revolving loans, net	4,101	—	4,101
Fundings of investments	61,903	2,412	64,315
PIK interest and non-cash dividends	4,199	871	5,070
Proceeds from non-cash dividends	—	(38)	(38)
Proceeds from principal payments and sales of portfolio investments	(54,080)	(2,917)	(56,997)
Accretion of discounts and amortization of premiums	2,103	—	2,103
Fair value, end of period	$826,191	$20,558	$846,749

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and September 30, 2025:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2026	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$54,448	Yield analysis	Market interest rate	8.5% - 14.8% (9.6%)
		Market comparable companies	EBITDA multiples	3.5x - 32.3x (11.2x)
One stop loans(3)(4)	$758,758	Yield analysis	Market interest rate	7.5% - 25.3% (9.9%)
		Market comparable companies	EBITDA multiples	6.8x - 32.3x (14.8x)
			Revenue multiples	1.3x - 14.0x (7.9x)
	6,846	Broker/ dealer bids or quotes	Broker/ dealer bids or quotes	N/A
Subordinated debt and second lien loans	$6,139	Yield analysis	Market interest rate	10.5% - 14.0% (13.5%)
		Market comparable companies	EBITDA multiples	9.5x - 21.0x (14.5x)
Equity(5)	$20,558	Market comparable companies	EBITDA multiples	6.8x - 32.3x (14.3x)
			Revenue multiples	0.2x - 15.0x (11.4x)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)$309 of loans at fair value were valued using the market comparable companies approach only.
(3)$317 of loans at fair value were valued using the market comparable companies approach only.
(4)The Company valued $657,918 and $100,840 of one stop loans using EBITDA and revenue multiples, respectively.
(5)The Company valued $17,542 and $3,016 of equity investments using EBITDA and revenue multiples, respectively.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “Debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. The fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s revolving credit facilities approximates their carrying value due to their variable interest rates based on selected short-term rates.

The following are the carrying values and fair values of the Company’s debt as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$316,873	$316,873	$314,868	$314,868

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2026, the Company’s asset coverage for borrowed amounts was 270.2%.

DB Credit Facility: On May 14, 2024 (the “DB Credit Facility Effective Date”), the Company and GDLC Funding II entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank National Trust Company, as collateral agent and as collateral custodian. The period during which GDLC Funding II may request drawdowns under the DB Credit Facility (the “DB Credit Facility Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through November 14, 2027 unless there is an earlier termination or event of default. Through a series of amendments, most recently on November 26, 2025, the Company amended the DB Credit Facility to, among other things, (i) decrease the applicable margin to 1.60% from 2.10% per annum during the DB Credit Facility Revolving Period and to 2.10% from 2.60% per annum after the DB Credit Facility Revolving Period, (ii) extend the DB Credit Facility Revolving Period from May 14, 2027 to November 14, 2027 and (iii) extend the maturity date to November 14, 2030, three years from the last day of the DB Credit Facility Revolving Period. The other material terms of the DB Credit Facility were unchanged. As of June 30, 2026, the DB Credit Facility allowed GDLC Funding II to borrow up to $450,000.

As of June 30, 2026, the DB Credit Facility bears interest at the applicable base rate plus 1.60% per annum during the DB Credit Facility Revolving Period and 2.10% after the DB Credit Facility Revolving Period. The base rate under the DB Credit Facility is (i) the three-month CORRA plus an adjustment equal to 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple SONIA with respect to any advances denominated in U.K. pound sterling plus an adjustment for a period of three months equal to 0.1193%, (v) the daily simple Swiss Average Rate Overnight with respect to any advances denominated in Swiss francs, (vi) the three-month Copenhagen Interbank Offered Rate with respect to any advances denominated in Danish krones, (vii) the three-month Bank Bill Benchmark Rate with respect to any advances denominated in New Zealand dollars, (viii) the three-month Norwegian Krone Interbank Offered Rate with respect to any advances denominated in Norwegian krone, (ix) the three-month Stockholm Interbank Offered Rate with respect to any advances denominated in Swedish krona and (x) the three-month term SOFR with respect to any other advances. Additionally, a syndication/agent fee is payable to the facility agent each quarter. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the DB Credit Facility Revolving Period, an additional fee based on unfunded commitments of the lenders could be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee may be payable in the event of any permanent reduction in commitments of the DB Credit Facility.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
As of June 30, 2026 and September 30, 2025, the Company had $316,873 and $314,868, respectively, of outstanding debt under the DB Credit Facility.

For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$4,156	$4,511	$12,850	$13,289
Facility fees	363	399	1,093	1,010
Amortization of debt issuance costs	394	288	1,136	766
Total interest and other debt financing expenses	$4,913	$5,198	$15,079	$15,065
Cash paid for interest expense	$4,571	$5,043	$14,401	$11,982
Annualized average stated interest rate(1)	5.2%	6.2%	5.3%	6.4%
Average outstanding balance	$323,558	$289,573	$324,212	$277,312
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2026 and September 30, 2025, the Company was permitted to borrow up to $70,000 in U.S. dollars and certain agreed upon foreign currencies. On October 21, 2024, the Company entered into an amendment to the Adviser Revolver to extend the maturity date of the Adviser Revolver to October 21, 2027 from November 15, 2024. The other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2026 was 3.8%. As of June 30, 2026 and September 30, 2025, the Company had no outstanding debt under the Adviser Revolver.

For the three and nine months ended June 30, 2026 and 2025, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$4
Cash paid for interest expense	—	—	—	4
Annualized average stated interest rate(1)	N/A	N/A	N/A	4.1%
Average outstanding balance	$—	$—	$—	$157
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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the PNC Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$—	$—	$507
Amortization of debt issuance costs	—	—	—	109
Total interest and other debt financing expenses	$—	$—	$—	$616
Cash paid for interest expense	$—	$—	$—	$3,311
Annualized average stated interest rate(1)	N/A	N/A	N/A	6.1%
Average outstanding balance	$—	$—	$—	$11,202
(1) The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies, if any, to U.S. dollar.

For the three and nine months ended June 30, 2026, the average total debt outstanding was $323,558 and $324,212, respectively. For the three and nine months ended June 30, 2025, the average total debt outstanding was $289,573 and $288,671, respectively.

For the three and nine months ended June 30, 2026, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 6.1% and 6.2%, respectively. For the three and nine months ended June 30, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt was 7.2% and 7.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2026 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$316,873	$—	$—	$316,873	$—
Total borrowings	$316,873	$—	$—	$316,873	$—

Note 8. Commitments and Contingencies

Commitments: As of June 30, 2026, the Company had outstanding commitments to fund investments totaling $99,960, including $53,286 of commitments on undrawn revolvers. As of September 30, 2025, the Company had outstanding commitments to fund investments totaling $139,490, including $57,132 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that could result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company could enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2026 and September 30, 2025, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and could realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital Direct Lending Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2026	2025
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.51)	(1.04)
Net investment income	0.96	1.04
Net realized gain (loss) on investment transactions	—	(0.07)
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.45)	0.07
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	3.47%	7.08%
Number of common shares outstanding	36,419,182.971	36,412,542.288

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2026	2025
Ratio of net investment income to average net assets*	8.57%	9.26%
Ratio of total expenses to average net assets*(5)	6.27%	7.03%
Ratio of incentive fees to average net assets(5)	0.51%	0.75%
Ratio of net expenses to average net assets*(5)	6.27%	7.03%
Ratio of total expenses (without incentive fees) to average net assets*(5)	5.76%	6.28%
Total return based on average net asset value(6)	3.43%	6.90%
Total return based on average net asset value - annualized*(6)	4.59%	9.23%
Net assets at end of period	$546,287	$546,188
Average debt outstanding	$324,212	$288,671
Average debt outstanding per share	$8.90	$7.93
Portfolio Turnover*	8.91%	13.11%
Asset coverage ratio(7)	270.20%	277.33%
Asset coverage ratio per unit(8)	$2,702	$2,773
Average market value per unit(9):
PNC Facility	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A

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

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Earnings available to stockholders	$10,307	$11,138	$18,671	$34,029
Basic and diluted weighted average shares outstanding	36,419,183	34,907,577	36,417,625	32,977,532
Basic and diluted earnings per share	$0.28	$0.32	$0.51	$1.03

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the nine months ended June 30, 2026
08/01/2025	10/15/2025	12/17/2025	36,414,793.025	$0.0988		$3,598
11/14/2025	11/14/2025	01/21/2026	36,414,793.025	0.0943		3,435
11/14/2025	12/12/2025	02/18/2026	36,416,411.785	0.0923		3,360
11/14/2025	01/16/2026	03/18/2026	36,417,109.195	0.0940		3,424
02/02/2026	02/25/2026	05/20/2026	36,418,481.853	—	(1)	—
02/02/2026	03/16/2026	05/20/2026	36,418,481.853	—	(2)	—
02/02/2026	04/17/2026	06/17/2026	36,419,182.971	—	(3)	—
05/01/2026	05/25/2026	08/19/2026	36,419,182.971	0.0586		2,136
05/01/2026	06/19/2026	08/19/2026	36,419,182.971	0.0747		2,718
Total dividends declared for the nine months ended June 30, 2026						$18,671

For the nine months ended June 30, 2025
08/02/2024	10/15/2024	12/18/2024	30,764,173.550	$0.1133		$3,485
11/14/2024	11/15/2024	01/08/2025	30,764,173.550	0.1165		3,584
11/14/2024	12/13/2024	02/18/2025	30,764,173.550	0.1456		4,478
11/14/2024	01/17/2025	03/18/2025	32,796,747.867	0.1059		3,472
02/03/2025	02/26/2025	05/21/2025	32,797,737.539	0.1197		3,925
02/03/2025	03/17/2025	05/21/2025	32,797,737.539	0.1203		3,947
02/03/2025	04/18/2025	06/17/2025	34,761,801.645	0.1047		3,639
05/02/2025	05/26/2025	08/20/2025	34,763,474.274	0.1096		3,812
05/02/2025	06/20/2025	08/20/2025	34,764,208.955	0.1061		3,687
Total dividends declared for nine months ended June 30, 2025						$34,029
(1)On February 2, 2026, the Company’s board of directors declared a distribution in an amount (if positive) such that the Company’s net asset value as of February 28, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2026 through February 28, 2026 and the payment of this distribution is $15.00 per share. As the net asset value per share was $15.00 per share or lower, the distribution declared for the period was zero.

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
(3)On February 2, 2026, the Company’s board of directors declared a distribution in an amount (if positive) such that the Company’s net asset value as of April 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2026 through April 30, 2026 and the payment of this distribution is $15.00 per share. As the net asset value per share was $15.00 per share or lower, the distribution declared for the period was zero.

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2026 and 2025:

Payment Date	DRIP Shares Issued	NAV ($) Per Share	DRIP Shares Value
For the nine months ended June 30, 2026
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
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)
Note 12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On May 1, 2026 and July 31, 2026, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

August 24, 2026	November 19, 2026
In an amount (if positive) such that the net asset value of the Company as of August 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2026 through August 31, 2026 and the payment of this distribution is $15.00 per share.

September 14, 2026	November 19, 2026
In an amount (if positive) such that the net asset value of the Company as of September 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2026 through September 30, 2026 and the payment of this distribution is $15.00 per share.

October 16, 2026	December 16, 2026
In an amount (if positive) such that the net asset value of the Company as of October 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2026 through October 31, 2026 and the payment of this distribution is $15.00 per share.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $90.0 billion in capital under management(1) as of April 1, 2026, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

(1) “Capital under management” is a gross measure of invested capital including leverage as of April 1, 2026.

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

As of June 30, 2026 and September 30, 2025, our portfolio at fair value was comprised of the following:

	As of June 30, 2026		As of September 30, 2025
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$54,448	6.4%	$44,960	5.3%
One stop	765,604	90.5	770,221	91.1
Second lien	4,972	0.6	6,829	0.8
Subordinated debt	1,167	0.1	1,209	0.1
Equity	20,558	2.4	22,602	2.7
Total	$846,749	100.0%	$845,821	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2026 and September 30, 2025, one stop loans included $84.8 million and $82.7 million, respectively, of recurring revenue loans at fair value.

As of June 30, 2026 and September 30, 2025, we had debt and equity investments in 296 and 277 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of both our earning and total portfolio company investments, as well as the annualized total return based on our average net asset value and our annualized net investment income - return on equity, in each case, for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Weighted average income yield*(1)	9.3%	9.2%	9.3%	10.4%
Weighted average investment income yield*(2)	9.6%	9.5%	9.7%	10.8%
Weighted average income yield of total investments*(3)	9.2%	9.1%	9.1%	10.3%
Weighted average investment income yield of total investments*(4)	9.5%	9.3%	9.5%	10.7%
Total return based on average net asset value(5)	1.9%	(0.4)%	3.4%	6.9%
Annualized total return based on average net asset value*(5)	7.6%	N/A	4.6%	9.2%
Net investment income - return on equity*(6)	8.3%	8.7%	8.6%	9.3%

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

As of June 30, 2026, GDLC has earned an inception-to-date internal rate of return, or IRR, of 9.3% for stockholders taken as a whole. An individual stockholder’s IRR could vary based on the timing of their capital transactions. For the nine months ended June 30, 2026 and 2025, GDLC earned a fiscal year-to-date IRR of 4.7% and 9.5%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the dividend reinvestment plan, or DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On May 1, 2026 and July 31, 2026, our board of directors declared distributions to holders of record of our common stock as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 17, 2026	September 16, 2026
In an amount (if positive) such that our net asset value as of July 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2026 through July 31, 2026 and the payment of this distribution is $15.00 per share.

August 24, 2026	November 19, 2026
In an amount (if positive) such that our net asset value as of August 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2026 through August 31, 2026 and the payment of this distribution is $15.00 per share.

September 14, 2026	November 19, 2026
In an amount (if positive) such that our net asset value as of September 30, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2026 through September 30, 2026 and the payment of this distribution is $15.00 per share.

October 16, 2026	December 16, 2026
In an amount (if positive) such that our net asset value as of October 31, 2026 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2026 through October 31, 2026 and the payment of this distribution is $15.00 per share.

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

Consolidated operating results for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(In thousands)
Interest income	$17,627	$17,473	$154	$53,717	$53,944	$(227)
Payment-in-kind interest income	1,474	1,425	49	4,199	3,359	840
Discount amortization	657	573	84	2,103	2,226	(123)
Non-cash dividend income	257	307	(50)	871	1,030	(159)
Dividend income	1	1	—	42	43	(1)
Fee income	65	42	23	196	423	(227)
Total investment income	20,081	19,821	260	61,128	61,025	103
Net expenses	8,858	8,178	680	26,219	26,875	(656)
Net investment income	11,223	11,643	(420)	34,909	34,150	759
Net realized gain (loss) on investment transactions	197	88	109	391	(2,014)	2,405
Net change in unrealized appreciation (depreciation) on investment transactions	(1,113)	(13,760)	12,647	(16,629)	2,325	(18,954)
Net gain (loss) on investment transactions	(916)	(13,672)	12,756	(16,238)	311	(16,549)
Net realized gain (loss) on extinguishment of debt	—	—	—	—	(432)	432
Net increase (decrease) in net assets resulting from operations	$10,307	$(2,029)	$12,336	$18,671	$34,029	$(15,358)
Average earning debt investments, at fair value	$827,690	$837,413	$(9,723)	$837,506	$744,775	$92,731
Average earning preferred equity investments, at fair value	$7,930	$9,513	$(1,583)	$8,781	$9,931	$(1,150)

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

Investment Income

Investment income increased from the three months ended March 31, 2026 to the three months ended June 30, 2026 by $0.3 million primarily due to a greater day count during the period that resulted in additional interest accruals compared to the prior quarter and increased discount amortization driven by increased loan repayments, which was partially offset by a decrease in the average earning debt investments balance of $9.7 million.

Investment income increased from the nine months ended June 30, 2025 to the nine months ended June 30, 2026 by $0.1 million primarily due to a net increase in interest and payment-in-kind (“PIK”) interest income driven by an increase in the average earning debt investments balance of $92.7 million that was partially offset by a decrease in interest income due to the impact of declining interest base and spread rates and lower discount amortization and prepayment fee income driven by reduced loan repayments.

The annualized income yield by debt security type for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025 are as follows:

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Senior secured	9.0%	8.9%	9.0%	9.8%
One stop	9.2%	9.1%	9.2%	10.3%
Second lien	13.3%	13.2%	13.1%	13.4%
Subordinated debt	11.4%	10.8%	11.0%	12.4%

Income yields on senior secured and one stop loans remained relatively flat for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. Income yields on senior secured and one stop loans decreased for the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025, primarily due to declining interest base rates and, to a lesser extent, spread compression on new and amended debt investments. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.4% of our loan portfolio at fair value as of June 30, 2026 is subject to an interest rate floor. As of June 30, 2026 and September 30, 2025, the weighted average base rate floor of our loans was 0.72% and 0.73%, respectively.

As of June 30, 2026, we have second lien investments in two portfolio companies and subordinated debt investments in five portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(In thousands)
Interest and facility fee expenses	$4,519	$4,508	$11	$13,943	$14,810	$(867)
Amortization of debt issuance costs	394	389	5	1,136	875	261
Base management fee	2,135	2,122	13	6,422	5,766	656
Income incentive fee	1,145	626	519	3,089	3,786	(697)
Capital gain incentive fee accrued (reversal) under GAAP	—	(120)	120	(306)	(79)	(227)
Administrative service fee	315	288	27	903	789	114
Professional fees	346	284	62	894	793	101
General and administrative expenses	4	81	(77)	138	135	3
Net expenses	$8,858	$8,178	$680	$26,219	$26,875	$(656)
Average debt outstanding	$323,558	$326,780	$(3,222)	$324,212	$288,671	$35,541

Interest Expense

Interest and other debt financing expenses, net of amortization of debt issuance costs, increased by less than $0.1 million from the three months ended March 31, 2026 to the three months ended June 30, 2026 primarily due to a greater day count during the period that resulted in additional interest expense accruals compared to the prior quarter that was partially offset by a decrease in our average debt outstanding of $3.2 million. Interest and other debt financing expenses, including amortization of debt issuance costs, decreased by $0.6 million from the nine months ended June 30, 2025 to the nine months ended June 30, 2026, primarily due to lower interest base rates on our floating rate borrowings and reduced interest rate spreads resulting from the November 2025 amendment to our DB

Credit Facility (as defined in Note 7 of our consolidated financial statements) that reduced the interest rate spread to SOFR plus 1.60% from SOFR plus 2.10% (“the DB Facility Amendment”) that more than offset higher interest expense from an increase in average debt outstanding of $35.5 million. For more information about our outstanding borrowings for the three and nine months ended June 30, 2026 and 2025, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For both the three months ended June 30, 2026 and March 31, 2026, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.1%. For the nine months ended June 30, 2026 and 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.2% and 7.3%, respectively.

The effective annualized average interest rate remained relatively flat from the three months ended March 31, 2026 to the three months ended June 30, 2026. The effective annualized average interest rate decreased from the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025 primarily due to reduced borrowing costs resulting from decreased interest base rates on our floating rate borrowings and lower interest rate spreads resulting from the DB Credit Facility Amendment.

Management Fee

The base management fee was relatively flat for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026.

The base management fee increased for the nine months ended June 30, 2025 to the nine months ended June 30, 2026 primarily due to an increase in average gross assets.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $0.5 million from the three months ended March 31, 2026 to the three months ended June 30, 2026 primarily due to a less restrictive Incentive Fee Cap (as defined in Note 4 of our consolidated financial statements), which limited the Income Incentive Fee to 9.3% of Pre‑Incentive Fee Net Investment Income for the three months ended June 30, 2026 compared to 5.2% for the three months ended March 31, 2026. The Income Incentive Fee decreased by $0.7 million from the nine months ended June 30, 2025 to the nine months ended June 30, 2026, primarily due to the application of the Incentive Fee Cap that limited the Income Incentive Fee accrued for the three months ended June 30, 2026 and March 31, 2026, offsetting the impact of a higher rate of return on increased Pre‑Incentive Fee Net Investment Income driven by net funds growth.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 10.0% for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025.

As of June 30, 2026 and September 30, 2025, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2026 there was no capital gain incentive fee accrual under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. As of September 30, 2025, there was $0.3 million of capital gain incentive fee accrued under GAAP included in “Accounts payable and other liabilities” on the Consolidated Statements of Financial Condition. For the three months ended June 30, 2026, we did not accrue a capital gain incentive fee under GAAP. For the three months ended March 31, 2026, we recorded a reversal of the capital gain incentive fee under GAAP of $0.1 million. For the nine months ended June 30, 2026 and June 30, 2025, we recorded a reversal of the capital gain incentive fee under GAAP of $0.3 million and $0.1 million, respectively.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2026 and September 30, 2025, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee and general and administrative expenses remained relatively flat increasing by less than $0.1 million from the three months ended March 31, 2026 to the three months ended June 30, 2026 primarily due to higher administrative expenses and professional fees that were partially offset by a decrease in general and administrative expenses.

In total, professional fees, the administrative service fee and general and administrative expenses increased by $0.2 million from the nine months ended June 30, 2025 to the nine months ended June 30, 2026 primarily due to higher administrative expenses and professional fees associated with servicing a growing portfolio.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2026 and March 31, 2026 were $0.3 million and $0.4 million, respectively. Total expenses reimbursed to the Administrator during both the nine months ended June 30, 2026 and 2025 were $1.0 million.

As of June 30, 2026 and September 30, 2025, included in accounts payable and other liabilities were $0.2 million and $0.4 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2026	March 31, 2026	June 30, 2026 vs. March 31, 2026	June 30, 2026	June 30, 2025	2026 vs. 2025
	(In thousands)
Net realized gain (loss) from investments	$187	$—	$187	$187	$(1,720)	$1,907
Net realized gain (loss) from foreign currency transactions	10	88	(78)	204	(294)	498
Net realized gain (loss) on investment transactions	$197	$88	$109	$391	$(2,014)	$2,405
Unrealized appreciation from investments	$2,861	$272	$2,589	$951	$5,182	$(4,231)
Unrealized (depreciation) from investments	(3,960)	(13,938)	9,978	(17,393)	(3,654)	(13,739)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(14)	(94)	80	(187)	797	(984)
Net change in unrealized appreciation (depreciation) on investment transactions	$(1,113)	$(13,760)	$12,647	$(16,629)	$2,325	$(18,954)
Net realized gain (loss) on extinguishment of debt	$—	$—	$—	$—	$(432)	$432

During the three months ended June 30, 2026, we had a net realized gain on investment transactions of $0.2 million driven by realized gains recognized on the disposition of equity investments in two portfolio companies that was partially offset by a realized loss recognized on the restructuring of a portfolio company investment. During the three months ended March 31, 2026, we had a net realized gain on investment transactions of $0.1 million driven by the translation of foreign currency amounts and transactions into U.S. dollars.

During the nine months ended June 30, 2026, we had a net realized gain on investment transactions of $0.4 million, driven by (i) realized gains on the disposition of equity investments in two portfolio companies and (ii) net realized gains recognized on the translation of foreign currency amounts and transactions into U.S. dollars that partially were offset by a realized loss recognized on the restructuring of a portfolio company investment. During the nine months ended June 30, 2025, we had a net realized loss on investment transactions of $2.0 million primarily attributable to realized losses on the restructuring of debt and equity investments of two portfolio company investments and net realized losses recognized on the translation of foreign currency amounts and transactions into U.S. dollars.

For the three months ended June 30, 2026, we had $2.9 million in unrealized appreciation on 182 portfolio company investments, which was offset by $4.0 million in unrealized depreciation on 133 portfolio company investments.

For the three months ended March 31, 2026, we had $0.3 million in unrealized appreciation on 59 portfolio company investments, which was offset by $13.9 million in unrealized depreciation on 256 portfolio company investments.

For the nine months ended June 30, 2026, we had $1.0 million in unrealized appreciation on 58 portfolio company investments, which was offset by $17.4 million in unrealized depreciation on 257 portfolio company investments.

For the nine months ended June 30, 2025, we had $5.2 million in unrealized appreciation on 128 portfolio company investments, which was offset by $3.7 million in unrealized depreciation on 139 portfolio company investments.

Unrealized appreciation for the three months ended June 30, 2026 was primarily due to the reversal of previously recognized unrealized depreciation related to (i) fair value adjustments related to market wide credit spread widening recognized during the quarter ended March 31, 2026 and (ii) a portfolio company investment restructured during the period. Unrealized appreciation for the three months ended March 31, 2026 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value of certain portfolio company equity investments. Unrealized appreciation for the nine months ended June 30, 2026 was primarily due to increases in the fair value of equity investments and the reversal of previously recognized unrealized depreciation on the restructuring of a portfolio company investment. Unrealized appreciation for the nine months ended June 30, 2025 was primarily due to (i) the reversal of previously recognized unrealized depreciation on the restructuring of portfolio company investments and (ii) fair valuing recent originations up to or near par.

Unrealized depreciation for the three months ended June 30, 2026 primarily resulted from (1) the reversal of previously recognized unrealized appreciation on the disposition of two portfolio company equity investments and (2) isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status as well as (ii) debt and equity investments in a small number of portfolio companies negatively impacted by the macroeconomic environment. Unrealized depreciation for the three months ended March 31, 2026 primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories, as defined below under the “Portfolio Composition, Investment Activity and Yield” section and (2) isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status and (ii) debt and equity investments in certain portfolio companies with pre-existing credit challenges. Unrealized depreciation for the nine months ended June 30, 2026, primarily resulted from (1) fair value adjustments across our portfolio company investments related to market wide credit spread widening during the three months ended March 31, 2026, primarily on our well-performing loans rated in our highest internal performance rating 4 and 5 categories and (2) isolated deterioration in the performance of (i) debt and equity investments in portfolio companies that were moved to or on non-accrual status as well as (ii) isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the nine months ended June 30, 2025 primarily resulted from isolated deterioration in the credit performance in (1) a small number of portfolio companies and (2) portfolio companies that were moved to or on non-accrual status.

Liquidity and Capital Resources

For the nine months ended June 30, 2026, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $0.5 million. During the period, cash provided by operating activities was $19.5 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $57.0 million and net increase (decrease) in net assets resulting from operations of $18.7 million, partially offset by fundings of portfolio investments of $64.3 million. During the same period, cash used in financing activities was $19.0 million, primarily driven by repayments of debt of $63.2 million and distributions paid of $21.9 million, partially offset by borrowings on debt of $66.6 million.

For the nine months ended June 30, 2025, we experienced a net increase in cash, cash equivalents, foreign currencies, restricted cash, restricted cash equivalents and restricted foreign currencies of $10.7 million. During the period, cash used in operating activities was $95.3 million, primarily as a result of fundings of portfolio investments of $200.0 million, partially offset by proceeds from principal payments and sales of portfolio investments of $75.0 million. During the same period, cash provided by financing activities was $106.0 million, primarily driven by borrowings on debt of $418.2 million and proceeds from the issuance of common stock of $84.6 million, partially offset by repayments of debt of $361.7 million and distributions paid of $33.5 million.

As of June 30, 2026 and September 30, 2025, we had cash, cash equivalents and foreign currencies totaling $7.1 million and $6.8 million, respectively, and restricted cash, restricted cash equivalents and restricted foreign currencies totaling $14.1 million and $14.0 million, respectively. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash, restricted cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of both June 30, 2026 and September 30, 2025, we had investor capital subscriptions totaling $542.6 million and no uncalled capital commitments.

Revolving Debt Facilities

DB Credit Facility - On May 14, 2024, we and GDLC Funding II entered into the DB Credit Facility (as defined in Note 7 of our consolidated financial statements) with Deutsche Bank. As of June 30, 2026 and September 30, 2025, the DB Credit Facility allowed GDLC Funding II to borrow up to $450.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2026 and September 30, 2025, we had $316.9 million and $314.9 million, respectively, outstanding under the DB Credit Facility. As of June 30, 2026 and September 30, 2025, subject to leverage and borrowing base restrictions, we had approximately $133.1 million and $135.1 million of remaining commitments, respectively, and $79.9 million and $104.1 million, respectively, of availability on the DB Credit Facility.

Adviser Revolver - As of June 30, 2026 and September 30, 2025, we were permitted to borrow up to $70.0 million at any one time outstanding under the Adviser Revolver. As of June 30, 2026 and September 30, 2025, we had $70.0 million of commitments and availability under the Adviser Revolver. As of June 30, 2026 and September 30, 2025, we had no outstanding debt under the Adviser Revolver.

PNC Facility - On November 18, 2024, all amounts outstanding under our PNC Facility, (as defined in Note 7 of our consolidated financial statements) were repaid, following which the agreements governing the PNC Facility were terminated.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio between 0.35x to 0.65x. As of June 30, 2026, our asset coverage for borrowed amounts was 270.2%.

As of June 30, 2026, we had outstanding commitments to fund investments totaling $100.0 million, including $53.3 million of unfunded commitments on revolvers. As of September 30, 2025, we had outstanding commitments to fund investments totaling $139.5 million, including $57.1 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of June 30, 2026 and September 30, 2025, respectively. A summary of maturity requirements for our principal borrowings under the DB Credit Facility and the Adviser Revolver as of June 30, 2026 are included in Note 7 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2026. As of June 30, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2026 and September 30, 2025, we had investments in 296 and 277 portfolio companies, respectively, with a total fair value of $846.7 million and $845.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended				Nine months ended
	June 30, 2026		March 31, 2026		June 30, 2026		June 30, 2025
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$—	—%	$1,093	12.8%	$3,693	9.0%	$8,716	4.4%
One stop	81	100.0	7,050	82.9	36,935	89.4	180,963	91.6
Subordinated debt	—	—	—	—	—	—	672	0.3
Second lien	—	—	—	—	—	—	3,259	1.7
Equity	—	—	363	4.3	674	1.6	3,915	2.0
Total new investment commitments	$81	100.0%	$8,506	100.0%	$41,302	100.0%	$197,525	100.0%

For the nine months ended June 30, 2026 and 2025, we had approximately $57.0 million and $75.0 million, respectively, in proceeds from principal payments and sales of portfolio investments.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2026(1)			As of September 30, 2025(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured
Performing	$54,624	$54,224	$54,139	$45,094	$44,607	$44,958
Non-accrual(3)	427	409	309	7	5	2
One stop
Performing	779,427	769,797	764,783	773,840	760,922	770,096
Non-accrual(3)	1,259	1,154	821	145	125	125
Second lien
Performing	5,012	5,000	4,972	6,818	6,794	6,829
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt
Performing	1,197	1,186	1,167	1,211	1,184	1,209
Non-accrual(3)	—	—	—	—	—	—
Equity
Performing	N/A	18,295	19,126	N/A	20,340	22,602
Non-accrual(3)	N/A	3,038	1,432	N/A	—	—
Total	$841,946	$853,103	$846,749	$827,115	$833,977	$845,821

(1) As of June 30, 2026, $164.6 million and $162.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loans to be PIK interest. As of June 30, 2026, $1.6 million and $1.1 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2) As of September 30, 2025, $136.1 million and $136.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loans to be PIK interest. As of September 30, 2025, less than $0.1 million at both amortized cost and fair value of our loans with a PIK feature were on non-accrual status.
(3) We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. Preferred equity securities accruing contractual PIK dividend income may be placed on non-accrual status if there is reasonable doubt that the amortized cost or capitalized PIK and non-cash dividend income is collectible. See “— Critical Accounting Policies — Revenue Recognition.”
As of June 30, 2026, we had loans in eight portfolio companies and preferred equity securities in two portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at cost and fair value was 0.5% and 0.3%, respectively. As of September 30, 2025, we had loans in two portfolio companies on non-accrual status, and non-accrual investments as a percentage of total investments at both cost and fair value was less than 0.1%. As of September 30, 2025, we did not have any preferred equity securities on non-accrual status.

As of June 30, 2026 and September 30, 2025, the fair value of our debt investments as a percentage of the outstanding principal value was 98.1% and 99.5%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate, fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2026 and March 31, 2026 and the nine months ended June 30, 2026 and 2025:

	Three months ended		Nine months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Weighted average rate of new investment fundings	8.8%	8.3%	8.4%	9.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.0%	4.8%	4.7%	5.0%
Weighted average fees of new investment fundings	0.5%	0.6%	0.6%	0.8%
Weighted average rate of sales and payoffs of portfolio investments(1)	8.5%	9.4%	8.8%	10.3%

(1)    Excludes the disposition of non-accrual assets, if any.

As of June 30, 2026, 97.4% of our debt portfolio at both amortized cost and fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2025, 97.0% and 96.9% of our debt portfolio at amortized cost and fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2026 and September 30, 2025, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $85.4 million and $82.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

(1) The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) portfolio companies with any loans on non-accrual status.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of directors review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$14,063	1.7%	$53,996	6.4%
4	779,859	92.1	763,080	90.2
3	50,066	5.9	28,707	3.4
2	2,761	0.3	38	0.0 *
1	—	—	—	—
Total	$846,749	100.0%	$845,821	100.0%

* Represents an amount less than 0.1%.

The table below details the fair value of our debt investments as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2026 and September 30, 2025:

	Average Price(1)
Category	June 30, 2026	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.6%	99.8%
Internal Performance Rating 3 (Performing Below Expectations)	91.9	93.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	65.6	36.0
Total	98.1%	99.5%

(1) Includes only debt investments held as of June 30, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

The following table shows the distribution of our investments in our software industry segment on the 1 to 5 internal performance rating scale at fair value as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
Internal Performance Rating	Software Investments at Fair Value (In thousands)	Percentage of Total Software Investments	Software Investments at Fair Value (In thousands)	Percentage of Total Software Investments
5	$490	0.2%	$15,794	6.4%
4	228,136	92.4	216,973	87.4
3	16,919	6.9	15,476	6.2
2	1,347	0.5	2	0.0 *
1	—	—	—	—
Total	$246,892	100.0%	$248,245	100.0%

* Represents an amount less than 0.1%.

The table below details the fair value of our debt investments in our software industry segment as a percentage of the outstanding principal value by internal performance rating held as of June 30, 2026 and September 30, 2025:

	Average Price(1)
Category	June 30, 2026	September 30, 2025
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	97.7%	99.9%
Internal Performance Rating 3 (Performing Below Expectations)	93.6	94.5
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	76.4	36.0
Total	97.4%	99.5%

(1) Includes only debt investments held as of June 30, 2026 and September 30, 2025. Price reflects the fair value of debt investments as a percentage of the outstanding principal value by Internal Performance Rating category.

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
•As of June 30, 2026, GGP Class B-P, LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $102.0 million. As of June 30, 2026, we have issued 6,806,927.360 shares of our common stock to GGP Class B-P, LLC in exchange for aggregate capital contributions totaling $102.0 million. We have also issued 214,587.492 shares to GGP Class B-P, LLC through the DRIP.
•As of June 30, 2026, GDLC Feeder Fund L.P., a Delaware limited partnership, whose general partner is controlled by GC Advisors, has an aggregate commitment to us of $300.0 million. As of June 30, 2026, we have issued 20,007,020.321 shares of our common stock to GDLC Feeder Fund, L.P., in exchange for aggregate capital contributions totaling $300.0 million.
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
Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.
Our Valuation Designee is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly-traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. As part of the valuation process described below, the Valuation Designee discusses the valuation conclusions and determined the fair value of each portfolio investment in good faith.
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

In certain cases, the inputs used to measure fair value could fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Valuation Designee’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Valuation Designee considers factors specific to the asset or liability. The Valuation Designee assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the nine months ended June 30, 2026 and 2025. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Valuation Designee, based on input of the Valuation Designee’s personnel and independent valuation firms that have been engaged by or at the direction of the Valuation Designee to assist in the valuation of each portfolio investment without a readily available market quotation in accordance with the multi-step valuation process described above in “ — Fair Value Measurements”. For periods ending on or before December 31, 2025, at least every other quarter, the valuation for each portfolio investment (subject to a de minimis threshold) was reviewed by an independent valuation firm. This valuation process was conducted at the end of each fiscal quarter, with each portfolio investment being reviewed at least every other quarter (subject to a de minimis threshold) with approximately 50% (based on the fair value of portfolio company investments) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. For periods beginning after December 31, 2025, the valuation process is conducted on a monthly basis and this monthly valuation process begins with each portfolio investment being initially valued, based on the fair value methodology in accordance with ASC Topic 820 described below, either by (i) professionals of the Valuation Designee responsible for the valuation function or (ii) investment valuation firms that have been engaged to support the valuation of portfolio investments. Each month the valuation for each portfolio investment, or approximately 100% (based on the fair value of portfolio company investments) of our debt and equity investments without readily available market quotations (subject to a de minimis threshold), was either (i) performed by or (ii) reviewed by an independent valuation firm. All investments as of June 30, 2026 and September 30, 2025 were valued using Level 3 inputs. As of June 30, 2026 and September 30, 2025, all money market funds included in cash equivalents and restricted cash equivalents were valued using Level 1 inputs.
When determining fair value of Level 3 debt and equity investments, the Valuation Designee could take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly-traded securities, and changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA could include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. The Valuation Designee may also employ other valuation multiples to determine enterprise value, such as revenues. If debt investments are credit impaired, the Valuation Designee will use the enterprise value analysis or a liquidation basis analysis to determine fair value, which may include evaluating multiple recovery scenarios and weighting the expected outcomes based on their likelihood. For debt investments that are not determined to be credit impaired, the Valuation Designee uses a market interest rate yield analysis to determine fair value.
In addition, for certain debt investments, the Valuation Designee could base its valuation on indicative bid and ask prices provided by an independent third-party pricing service or directly from independent brokers. Bid prices reflect the highest price that we and others could be willing to pay. Ask prices represent the lowest price that we and others could be willing to accept. The Valuation Designee generally uses the midpoint of the independent third-party market “bid” and “ask” quotes to determine the value of our portfolio investments but may use another value if the Valuation Designee determines it better represents the investment’s fair value. While market price quotes from third-party pricing sources may be available, the Valuation Designee has the discretion to seek and utilize independent quotes from independent broker dealers to determine the fair value of the applicable portfolio investment. The Valuation Designee may obtain and consider both “bid” and “ask” quotes from either independent third-party vendors or directly from independent brokers.
Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments could differ significantly from the values that would have been used had a market existed for such investments and could differ materially from the values that could ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly-traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which such investment had previously been recorded.
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

Revenue Recognition

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Original issue discount, market discount or premium and certain loan origination or amendment fees that are deemed to be an adjustment to yield (“Loan Origination Fees”) are capitalized and we accrete or amortize such amounts over the life of the loan as interest income (“Discount Amortization”). For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we could generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans that are not deemed to be an adjustment to yield and record these fees as fee income when earned. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the “Net change in unrealized appreciation (depreciation) on investment transactions” in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in “Net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies” on the Consolidated Statements of Operations.

Non-accrual Investments: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans could be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans as of June 30, 2026 and September 30, 2025, was $1.1 million and $0.1 million, respectively. We review all preferred equity securities accruing contractual PIK dividend income to determine if there is reasonable doubt that amortized cost or capitalized PIK and non-cash dividend income will be collected for possible placement on non-accrual status. When a preferred equity security is placed on non-accrual status, the contractual PIK dividend provision is no longer accrued to dividend income as of the date the preferred equity security is placed on non-accrual status. As of June 30, 2026, there were two preferred equity securities on non-accrual status with a fair value of $1.4 million. There were no preferred equity securities on non-accrual status as of September 30, 2025.

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

Depending on the level of taxable income earned in a tax year, we could choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We could then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For both the three and nine months ended June 30, 2026 and 2025, we did not record any U.S. federal excise tax.

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

Interest Rate Risk. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future could also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2026 and September 30, 2025, the weighted average floor on loans subject to floating interest rates was 0.72% and 0.73%, respectively. The DB Credit Facility has a floating interest rate provision based on the applicable base rate plus 1.60% as of June 30, 2026. The Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of June 30, 2026 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(16,541)	$(6,337)	$(10,204)
Down 150 basis points	(12,445)	(4,753)	(7,692)
Down 100 basis points	(8,302)	(3,169)	(5,133)
Down 50 basis points	(4,153)	(1,584)	(2,569)
Up 50 basis points	4,155	1,584	2,571
Up 100 basis points	8,309	3,169	5,140
Up 150 basis points	12,463	4,753	7,710
Up 200 basis points	16,617	6,337	10,280

(1)Assumes applicable three-month base rate as of June 30, 2026, with the exception of SONIA and Prime that utilize the June 30, 2026 rate.
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2026, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Adviser Revolver, DB Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the nine months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Golub Capital Direct Lending Corporation

Date: August 13, 2026	By	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2026	By	/s/ Paul Solini
Paul Solini
Chief Accounting Officer
(Principal Accounting Officer)